Form 10-Q
period 1994-03-31
TBC CORP
filed 1994-05-12
CIK 718449

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

                                    FORM 10-Q


                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTER ENDED                               COMMISSION FILE NUMBER
        MARCH 31, 1994                                         0-11579


                                 TBC CORPORATION
             (Exact name of registrant as specified in its charter)


               DELAWARE                                 31-0600670
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                   Identification No.)


        4770 Hickory Hill Road
           Memphis, Tennessee                                38141
         (Address of principal                             (Zip Code)
           executive offices)

   Registrant's telephone number, including area code:   (901) 363-8030

                              NOT APPLICABLE
            (Former name, former address and former fiscal year,
                       if changed since last report)


   Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                     YES  X    NO


   28,345,714 Shares of Common Stock were outstanding as of March 31, 1994.


                  INDEX TO EXHIBITS  at page 11 of this Report


   PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements



                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                     ASSETS


                                            March 31,            December 31,
                                              1994                   1993
                                          (Unaudited)
   CURRENT ASSETS

   Accounts and notes receivable, less
     allowance for doubtful accounts
     of $8,112 on March 31, 1994
     and $7,828 on December 31, 1993:
      Related parties                       $ 25,931               $ 14,207
      Other                                   88,272                 83,743

     Total accounts and notes receivable     114,203                 97,950

   Inventories                                40,098                 43,313
   Deferred federal income taxes               2,200                  2,166
   Other current assets                        1,831                  1,881

   Total current assets                      158,332                145,310



   PROPERTY, PLANT AND EQUIPMENT, AT COST

   Land and improvements                       1,545                  1,545
   Buildings                                   8,503                  8,503
   Equipment                                  16,743                 16,370
   Furniture and fixtures                      1,611                  1,606
   Leasehold improvements                        600                    600
                                              29,002                 28,624
   Less accumulated depreciation              13,968                 13,196


   Total property, plant and equipment        15,034                 15,428


   OTHER ASSETS                                 8,452                 6,008


   TOTAL ASSETS                              $181,818              $166,746

          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                March 31,         December 31,
                                                  1994                1993
                                              (Unaudited)
   CURRENT LIABILITIES

   Outstanding checks, net                      $  6,755             $    981

   Notes payable to banks                         15,882               26,091

   Accounts payable, trade                        30,534               18,482

   Federal and state income taxes payable          2,894                   84

   Other current liabilities                       4,597                4,558

   Total current liabilities                      60,662               50,196






   STOCKHOLDERS' EQUITY

   Common stock, $.10 par value,
      shares issued and outstanding -
      28,346 on March 31, 1994 and
      28,377 on December 31, 1993                  2,835                2,838

   Additional paid-in capital                     11,163               11,056

   Retained earnings                             107,158              102,656

   Total stockholders' equity                    121,156              116,550


   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $181,818             $166,746







          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME


                    (In thousands, except per share amounts)

                                   (Unaudited)




                                            Three Months
                                           Ended March 31,

                                          1994      1993

   NET SALES*                           $133,780   $125,665

   COSTS AND EXPENSES


     Cost of sales                       120,963    112,319
     Distribution                          1,979      2,169
     Selling and administrative            3,098      3,498
     Other (income) expense - net          (463)       (289)

   Total costs and expenses              125,577    117,697

   INCOME BEFORE INCOME TAXES              8,203      7,968

   PROVISION FOR INCOME TAXES              3,117      2,948


   NET INCOME                           $  5,086   $  5,020



   Earnings per share                   $    .18   $    .17


   Weighted average number of shares
      and equivalents outstanding         28,514     29,228








   * Including sales to related parties of $37,640 and $34,441 in the three months ended March 31, 1994 and 1993, respectively.





          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION


                           CONSOLIDATED STATEMENTS OF

                              STOCKHOLDERS' EQUITY

                                 (In thousands)

                                   (Unaudited)




                               Common Stock    Additional
                            Number of           Paid-In   Retained
                             Shares    Amount   Capital   Earnings    Total
   Three Months Ended
       March 31, 1993

   BALANCE, JANUARY 1, 1993    29,032   $2,903  $10,593   $ 89,464   $102,960

   Net income for period                                     5,020      5,020

   Issuance of common stock
      under stock option and
      incentive plans              14        1      213       -           214

   Repurchase and retirement
      of common stock             (35)      (3)     (13)      (614)      (630)


   BALANCE, MARCH 31, 1993     29,011   $2,901  $10,793   $ 93,870   $107,564




   Three Months Ended
       March 31, 1994

   BALANCE, JANUARY 1, 1994    28,377   $2,838   $11,056  $102,656   $116,550

   Net income for period                                     5,086      5,086

   Issuance of common stock
       under stock option and
       incentive plans             16        2        84      -            86

   Repurchase and retirement
       of common stock            (47)      (5)      (18)    (584)       (607)

   Tax benefit from exercise
       of stock options           -         -         41       -           41



   BALANCE, MARCH 31, 1994     28,346   $2,835   $11,163 $107,158    $121,156



          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)
                                                        Three Months
                                                       Ended March 31,
                                                    1994             1993
   OPERATING ACTIVITIES
   Net income                                     $  5,086         $  5,020

   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                        966              913
   Amortization                                         23               20
   Deferred federal income taxes                       (34)             (30)
   Changes in operating assets and liabilities:
     Receivables                                   (18,723)         (10,885)
     Inventories                                     3,215          (15,349)
     Other current assets                               50             (400)
     Outstanding checks, net                         5,774            4,628
     Accounts payable, trade                        12,052           (6,701)
     Federal and state income taxes payable          2,851            2,049
     Other current liabilities                          39              113

          Net cash provided by (used in)
              operating activities                  11,299          (20,622)

   INVESTING ACTIVITIES
   Purchase of property, plant and equipment          (602)            (658)
   Other, net                                           33                3

          Net cash used in investing activities       (569)            (655)

   FINANCING ACTIVITIES
   Net bank borrowings (repayments) under
     short-term borrowing arrangements             (10,209)          19,822
   Issuance of common stock under stock option and
     incentive plans                                    86              214
   Repurchase and retirement of common stock          (607)            (630)

          Net cash provided by (used in)
                   financing activities             (10,730)        19,406

   Decrease in Cash and Cash Equivalents               -             (1,871)

   CASH AND CASH EQUIVALENTS
   Balance - Beginning of period                       -              1,871

   Balance - End of period                         $   -            $   -

   Supplemental Disclosures of Cash Flow Information:
   Cash paid for - Interest                        $   224          $   284
                 - Income taxes                        300              929

   Supplemental Disclosure of Non-Cash Financing
   Activity:
     Tax benefit from exercise of stock options    $    41          $    -




          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



   1.Financial Statement Presentation

    The consolidated balance sheet as of March 31, 1994, and the consolidated statements of income, stockholders' equity and cash flows for the three months ended March 31, 1994 and 1993, have been prepared by the Company, without audit. It is Management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1994 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1993 Annual Report.


   2.Earnings Per Share

    Earnings per share have been computed by dividing net income by the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options, which would have a dilutive effect in the respective periods. Fully diluted earnings per share did not significantly differ from primary earnings per share in the periods presented.

   3.Other Assets

   Other assets consist of the following (in thousands):


                                                   March 31,    December 31,
                                                     1994           1993

     Notes receivable                               $7,928         $5,458
     Intangible assets, net of amortization            523            546
     Other                                               1              4

                                                    $8,452         $6,008

    The notes receivable totals include a note for $4,897,000 from a former distributor. The maker of the note was discharged in a proceeding under Chapter 11 of the Bankruptcy Code in 1991. The Company received distributions totaling $290,000 from the bankruptcy proceeding. The Company holds written guarantees of the distributor's account, absolute and continuing in form, signed by the principal former owners and officers of the distributor and their wives, upon which the Company filed suit in 1989. The defendants have pleaded various defenses based on, among other things, in substance, the fact that they sold their interests in the distributor after they signed the guarantees and the Company continued to do business with the distributor thereafter. The defendants have also filed a third party complaint against the Company's chief executive officer in which they claim the right to recover against him for any liability they may have to the Company. The Company believes, on the basis of applicable Tennessee law, that those defenses are invalid and that there is no merit to the third party complaint. Trial has been adjourned until September 12, 1994, by reason of the illness of defendants' attorney. The Company knows of no reason to believe that the defendants will be unable to pay any judgment that may be entered against them in the action.

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


   Financial Condition


        The Company's financial position and liquidity remain strong. Working capital increased from $95.1 million at December 31, 1993, to $97.7 million at March 31, 1994. Current accounts and notes receivable increased by $16.3 million due principally to seasonal sales fluctuations. Inventories declined by $3.2 million during the current quarter, related to increased efforts to minimize inventory levels while maintaining high service levels. Other assets increased $2.4 million due to the conversion of an amount due from one distributor from an account receivable to a collateralized note receivable. The composite total owed to banks and vendors, in the form of outstanding checks, notes payable to banks and accounts payable, increased by $7.6 million from December 31, 1993 to March 31, 1994. This increase, together with cash generated from operations, was sufficient to fund the above-noted increase in receivables, as well as the repurchase of 47,000 shares of common stock and normally recurring capital expenditures during the first three months of 1994.


   Results of Operations

        Net sales increased 6.5% during the first quarter compared to the year-earlier level, due primarily to a 13.3% increase in unit tire volume, partially offset by a 3.5% decline in the average tire sales price and a reduction in non-tire sales. The gain in unit tire shipments reflected an unusually favorable trend in industrywide shipments during the first quarter, as earlier purchases were made by customers in response to announced industry price increases. Sales of tires accounted for approximately 88% of total sales in the current quarter, compared to 86% in the first quarter of 1993.

        Cost of sales as a percentage of net sales increased from 89.4% in the first quarter of 1993 to 90.4% in the current quarter, as increased competitive conditions following the first quarter of 1993 led to higher net product costs from suppliers. In addition, net product costs in the first quarter of 1993 were favorably affected by greater interest income on early payments to suppliers. A relatively high level of purchases in late 1992 and early 1993, associated with newly-introduced marketing programs and expanded distribution facilities, increased the availability of early payment interest during the first quarter of 1993.

        Distribution expenses decreased 8.8% in the current quarter compared to the year-earlier level. The decrease was due principally to a reduction in inventory levels compared to the first quarter of 1993, which led to lower operating expenses, including a reduction in labor costs.

        Selling and administrative expenses decreased $400,000 from the level in the first quarter of 1993. This reduction was principally due to a decrease in compensation-related expenses, including the provision for stock appreciation rights.

        Net other income was higher in the first quarter of 1994 compared to the year-earlier level, due primarily to a decrease in interest expense. The lower average inventory levels in the current quarter led to a reduction in bank borrowings.

   The Company's effective tax rate increased from 37.0% in the first quarter of 1993 to 38.0% in the current quarter, due to the higher Federal tax rate associated with the tax legislation enacted after the first quarter of the prior year.

   PART II.OTHER INFORMATION







   Item 6.Exhibits and Reports on Form 8-K


(a)     Exhibits - See Index to Exhibits



(b) No reports on Form 8-K were filed during the three months ended March 31, 1994.

                                    SIGNATURE






   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           TBC CORPORATION



   May 10, 1994                            By/s/ Ronald E. McCollough
                                                 Ronald E. McCollough
                                                 Senior Vice President
                                                   Operations
                                                 (principal accounting and
                                                  financial officer)

                                INDEX TO EXHIBITS


                                                                 Located at
                                                                Sequentially-
   Exhibit No.  Description                                       Numbered
                                                                    Page



     (10)    MATERIAL CONTRACTS:

             Management Contracts and Compensatory Plans or Arrangements


    10.1     Agreement to Extend Executive Employment Agreement,
             between the Company and Mr. Louis S. DiPasqua
             effective January 20, 1994 ..........................      12



   Other Material Contracts


    10.2     Ten-Year Commitment agreement, dated March 21, 1994,
             between the Company and The Kelly-Springfield Tire
             Company .............................................      13

          Exhibit 10.1



                                 TBC CORPORATION


                               AGREEMENT TO EXTEND
                         EXECUTIVE EMPLOYMENT AGREEMENT

                                      WITH

                                LOUIS S. DiPASQUA



   Effective as of January 20, 1994, the undersigned hereby agree to extend the Executive Employment Agreement between them dated February 18, 1991, as amended on July 1, 1992, on the same terms and conditions, for a period of one year until January 31, 1995.

   The amount of the Executive's salary referred to in Section 3 of said Executive Employment Agreement shall not be less than $318,340.00 per year.

   IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first set forth above.



                                               TBC CORPORATION


                                               By    /s/ Marvin E. Bruce
                                               Chairman and Chief Executive
                                               Officer



                                                     /s/ Louis S. DiPasqua

                                                         LOUIS S. DiPASQUA

          Exhibit 10.2




                       THE KELLY-SPRINGFIELD TIRE COMPANY
                                     (KELLY)

                                       AND

                                 TBC CORPORATION
                                      (TBC)


                               10-YEAR COMMITMENT


   This Commitment, made this 21st day of March, 1994, by and between THE KELLY-SPRINGFIELD TIRE COMPANY, a Maryland corporation (hereinafter called "Kelly"), and TBC CORPORATION, a Delaware corporation, of Memphis, Tennessee (hereinafter called "TBC"), WITNESSETH:

   Kelly has been supplying tires to TBC and TBC has been purchasing tires from Kelly since 1963.


   Kelly and TBC now desire to strengthen their business relationship by pledging continued support to each other for the next 10 years as they look ahead to the 21st century and to new growth and strong leadership in the custom brands segment of the replacement tire industry.

   As a long-term reliable supplier, Kelly pledges the following levels of support to TBC over the next 10 years: The assignment of a tire engineer to work closely with TBC's purchasing and engineering group to provide TBC with the latest and most innovative technology; continued high levels of inventory availability through the joint pursuit of advanced methods to determine the most accurate and efficient production and inventory levels required to meet current and future demand; and exchange of such marketing information which will allow both companies to achieve the highest levels of service to each other in all areas of their individual operations.

   As a long-term reliable customer, TBC pledges over the next 10 years continued loyalty in its purchases of products manufactured by Kelly as these business partners strive to provide state-of-the-art tire products to their customers, current and new, both in the United States and abroad, as they carry the replacement tire market into the 21st century and beyond as leaders in the industry.

   While this commitment is subject to the changing needs of both business partners and to the changing needs of the replacement tire market, and to the terms and provisions of the parties' October 1, 1977 Supply Agreement, Kelly and TBC agree to a long-term pledge of cooperation and teamwork as they strive to build and grow their own companies and the entire custom brands market in the replacement tire industry.


                                            THE KELLY-SPRINGFIELD TIRE COMPANY

                                            By     /s/ Lee N. Fiedler


                                            TBC CORPORATION

                                            By     /s/ Marvin E. Bruce