Form 10-Q
period 1994-06-30
TBC CORP
filed 1994-07-19
CIK 718449

								CONFORMED COPY



		      SECURITIES AND EXCHANGE COMMISSION

			    WASHINGTON, DC  20549

				  FORM 10-Q


	       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED                         COMMISSION FILE NUMBER
    JUNE 30, 1994                                    0-11579


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

						  YES  X    NO


28,010,733 Shares of Common Stock were outstanding as of June 30, 1994.


		 INDEX TO EXHIBITS  at page 12 of this Report


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements



			       TBC CORPORATION

			 CONSOLIDATED BALANCE SHEETS

				(In thousands)

				    ASSETS


						   June 30,     December 31,
						     1994           1993
						  (Unaudited)

CURRENT ASSETS

    Accounts and notes receivable, less
      allowance for doubtful accounts
      of $8,391 on June 30, 1994
      and $7,828 on December 31, 1993:
	   Related parties                          $ 20,795       $ 14,207

	   Other                                      89,931         83,743

	   Total accounts and notes receivable       110,726         97,950

    Inventories                                       49,691         43,313
    Deferred federal income taxes                      3,047          2,166
    Other current assets                               2,135          1,881

	 Total current assets                        165,599        145,310



PROPERTY, PLANT AND EQUIPMENT, AT COST

    Land and improvements                              1,545          1,545
    Buildings                                          8,503          8,503
    Equipment                                         17,966         16,370
    Furniture and fixtures                             1,699          1,606
    Leasehold improvements                               600            600

						      30,313         28,624

    Less accumulated depreciation                     15,059         13,196


	 Total property, plant and equipment          15,254         15,428


OTHER ASSETS                                           8,805          6,008


TOTAL ASSETS                                        $189,658       $166,746




	 See accompanying notes to consolidated financial statements.




			       TBC CORPORATION


			 CONSOLIDATED BALANCE SHEETS

				(In thousands)

		     LIABILITIES AND STOCKHOLDERS' EQUITY



						    June 30,     December 31,
						      1994           1993
						   (Unaudited)
CURRENT LIABILITIES

    Outstanding checks, net                         $  5,063       $    981

    Notes payable to banks                            35,210         26,091

    Accounts payable, trade                           21,902         18,482

    Federal and state income taxes payable               255             84

    Other current liabilities                          6,484          4,558

	 Total current liabilities                    68,914         50,196



NONCURRENT LIABILITIES                                   312            -



STOCKHOLDERS' EQUITY

    Common stock, $.10 par value,
       shares issued and outstanding -
       28,011 on June 30, 1994 and
       28,377 on December 31, 1993                     2,801          2,838


    Additional paid-in capital                        11,088         11,056

    Retained earnings                                106,543        102,656

	 Total stockholders' equity                  120,432        116,550


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $189,658       $166,746



	 See accompanying notes to consolidated financial statements.





			       TBC CORPORATION

		      CONSOLIDATED STATEMENTS OF INCOME


		   (In thousands, except per share amounts)

				 (Unaudited)


			     Three Months               Six Months
			    Ended June 30,            Ended June 30,
			   1994        1993          1994        1993

NET SALES*               $132,925    $154,398       $266,705    $280,063

COSTS AND EXPENSES:


    Cost of sales         119,988     140,253        240,951     252,572
    Distribution            2,080       2,133          4,059       4,302
    Selling and
     administrative         5,530       3,413          8,628       6,911
    Other (income)
     expense - net           (485)       (212)          (948)       (501)

      Total costs
       and expenses
			  127,113     145,587        252,690     263,284

INCOME BEFORE
 INCOME TAXES               5,812       8,811         14,015      16,779

PROVISION FOR
 INCOME TAXES               2,209       3,260          5,326       6,208

NET INCOME               $  3,603    $  5,551       $  8,689    $ 10,571



Earnings
 per share               $    .13    $    .19       $    .31    $    .36


Weighted average
 number of shares and
 equivalents outstanding   28,374      29,157         28,444      29,191




* Including sales to related parties of $33,765 and $39,816 in the three months ended June 30, 1994 and 1993, respectively, and $71,405 and $74,257 in the six months ended June 30, 1994 and 1993, respectively.




	 See accompanying notes to consolidated financial statements.



			       TBC CORPORATION


			  CONSOLIDATED STATEMENTS OF

			     STOCKHOLDERS' EQUITY

				(In thousands)

				 (Unaudited)



		     Common Stock           Additional
		 Number of                   Paid-In    Retained
		  Shares        Amount       Capital    Earnings    Total
Six Months Ended
     June 30, 1993

BALANCE, JANUARY 1, 1993
		  29,032        $2,903       $10,593     $ 89,464    $102,960


 Net income for period                                     10,571      10,571

 Issuance of common stock
  under stock option and
  incentive plans
		      42             4          670          -            674

 Repurchase and retirement
  of common stock
		    (507)          (50)        (196)       (6,011)     (6,257)


BALANCE, JUNE 30, 1993
		  28,567        $2,857      $11,067      $ 94,024    $107,948



Six Months Ended
     June 30, 1994


BALANCE, JANUARY 1, 1994
		  28,377        $2,838      $11,056      $102,656    $116,550

 Net income for period
							    8,689       8,689

 Issuance of common stock
  under stock option and
  incentive plans
		      21             2          144          -            146

 Repurchase and retirement
  of common stock
		    (387)          (39)        (153)       (4,802)     (4,994)

 Tax benefit from exercise
  of stock options
		    -             -              41          -             41


BALANCE, JUNE 30, 1994
		  28,011        $2,801      $11,088      $106,543    $120,432

	 See accompanying notes to consolidated financial statements.


			       TBC CORPORATION

		    CONSOLIDATED STATEMENTS OF CASH FLOWS

				(In thousands)

				 (Unaudited)
							     Six Months
							   Ended June 30,
							  1994        1993
OPERATING ACTIVITIES
    Net income                                          $  8,689   $ 10,571

    Adjustments to reconcile net income to net cash
	provided by operating activities:
	   Depreciation                                    2,100      1,955
	   Amortization                                       46         32
	   Deferred federal income taxes                    (881)        50
	   Changes in operating assets and liabilities:
	     Receivables                                 (15,623)   (28,182)
	     Inventories                                  (6,378)    (8,794)
	     Other current assets                           (254)       (24)
	     Outstanding checks, net                       4,082      5,861
	     Accounts payable, trade                       3,420     (1,233)
	     Federal and state income taxes payable          212        (83)
	     Other current liabilities                     1,926       (104)
	     Noncurrent liabilities                          312         -

		Net cash provided by (used in)
		   operating activities                   (2,349)   (19,951)

INVESTING ACTIVITIES
    Purchase of property, plant and equipment             (1,957)    (1,508)
    Other, net                                                35         13

		Net cash used in investing activities     (1,922)    (1,495)

FINANCING ACTIVITIES
    Net bank borrowings (repayments) under
	short-term borrowing arrangements                  9,119     25,158
    Issuance of common stock under stock option and
	incentive plans                                      146        674
    Repurchase and retirement of common stock             (4,994)    (6,257)

		Net cash provided by (used in)
		   financing activities                    4,271     19,575

Decrease in Cash and Cash Equivalents                        -       (1,871)

CASH AND CASH EQUIVALENTS
    Balance - Beginning of period                            -        1,871

    Balance - End of period                              $   -      $   -

Supplemental Disclosures of Cash Flow Information:
    Cash paid for - Interest                             $   462    $   812
		  - Income taxes                           5,995      6,241

Supplemental Disclosure of Non-Cash Financing
    Activity:
      Tax benefit from exercise of stock options         $    41    $   -


	 See accompanying notes to consolidated financial statements.

			       TBC CORPORATION
		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

				 (Unaudited)


1.  Financial Statement Presentation

	The consolidated balance sheet as of June 30, 1994, the consolidated statements of income for the three months and six months ended June 30, 1994 and 1993, and the consolidated statements of stockholders' equity and cash flows for the six months ended June 30, 1994 and 1993, have been prepared by the Company, without audit. It is Management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1994 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

	Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1993 Annual Report.

2.  Earnings Per Share

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

3.  Other Assets

	Other assets consist of the following (in thousands):

						      June 30,  December 31,
							1994        1993

	     Notes receivable                          $8,305      $5,458
	     Intangible assets, net of amortization       500         546
	     Other                                       -              4

						       $8,805      $6,008

	The notes receivable totals include a note for $4,897,000 from a former distributor. The maker of the note was discharged in a proceeding under Chapter 11 of the Bankruptcy Code in 1991. The Company received distributions totaling $290,000 from the bankruptcy proceeding. The Company holds written guarantees of the distributor's account, absolute and continuing in form, signed by the principal former owners and officers of the distributor and their wives, upon which the Company filed suit in 1989. The defendants have pleaded various defenses based on, among other things, in substance, the fact that they sold their interests in the distributor after they signed the guarantees and the Company continued to do business with the distributor thereafter. The defendants have also filed a third party complaint against the Company's former chief executive officer in which they claim the right to recover against him for any liability they may have to the Company. The Company believes, on the basis of applicable Tennessee law, that those defenses are invalid and that there is no merit to the third party complaint. Trial has been adjourned until September 12, 1994, by reason of the illness of defendants' attorney. The Company knows of no reason to believe that the defendants will be unable to pay any judgment that may be entered against them in the action.

			       TBC CORPORATION

				 (Unaudited)




4.  Supplemental Retirement Benefits


	The Company has an unfunded supplemental retirement plan for certain of its executive officers, to provide benefits in excess of amounts permitted to be paid by its defined benefit pension plan under current tax law. In addition, employment agreements with the Company's President and Chief Executive Officer and its former Chief Executive Officer include certain supplemental retirement provisions. During the quarter ended June 30, 1994, the Company determined that the accumulated benefit obligation under these arrangements, which was previously unaccrued, should be reflected as a liability in the consolidated balance sheets.
    As a result, expenses for the second quarter and first six months of 1994 included a charge of $2,291,000 in conjunction with this accrual. Of that amount, $1,979,000 was included in other current liabilities and $312,000 was classified as a noncurrent liability at June 30, 1994. At June 30, 1994, the projected benefit obligation was $2,937,000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Financial Condition

     The Company's financial position and liquidity remain strong. Working capital increased from $95.1 million at December 31, 1993, to $96.7 million at June 30, 1994. Current accounts and notes receivable increased by $12.8 million and inventories increased by $6.4 million due principally to seasonal fluctuations. Other assets increased $2.8 million due primarily to the conversion of an amount due from one distributor from an account receivable to a collateralized note receivable. The composite total owed to banks and vendors, in the form of outstanding checks, notes payable to banks and accounts payable, increased by $16.6 million from December 31, 1993 to June 30, 1994. This increase, together with cash generated from operations, was sufficient to fund the above-noted increases in receivables and inventories, as well as the repurchase of 387,000 shares of common stock and normally recurring capital expenditures during the first half of 1994. Other current liabilites and noncurrent liabilities at June 30, 1994, reflected the accrual of certain supplemental retirement benefits which were previously unaccrued. See Note 4 to the consolidated financial statements.


Results of Operations

     Net sales decreased 13.9% during the second quarter and 4.8% through the first six months compared to the year-earlier levels. Sales of tires accounted for approximately 88% of total sales in both the second quarter and first six months of 1994, compared to 88% in the second quarter of 1993 and 87% in the first half of 1993. Unit tire volume declined 13.2% in the current quarter and 1.4% in the first half of 1994, compared with the same periods in 1993. The reduction in unit tire shipments in the current quarter followed an unusually strong first quarter, as earlier purchases were made by customers in response to announced industry price increases. The average tire sales price increased 0.3% in the second quarter but declined 1.6% in the first six months, compared with the prior year levels. Sales of non-tire products decreased in the second quarter and first half of 1994, due primarily to lower unit shipments of batteries.

     Cost of sales as a percentage of net sales decreased from 90.8% in the second quarter of 1993 to 90.3% in the current quarter. Net product costs from suppliers in the second quarter of 1994 were favorably affected by greater interest income on early payments to suppliers. This increase virtually offset a decline in early payment interest which was experienced during the first quarter of 1994, causing the cost of sales for the first six months to be relatively unchanged, compared with the same period in 1993.

     Distribution expenses decreased 2.5% in the second quarter and 5.6% in the first half of 1994 compared to the year-earlier levels, due principally to decreases in labor costs and other operating expenses.

     Selling and administrative expenses increased from the levels in the second quarter and first six months of 1993, due principally to a charge of $2,291,000 in the second quarter of 1994 for supplemental retirement benefits. See Note 4 to the consolidated financial statements. Since the accumulated benefit obligation is now fully accrued, the Company expects future charges to be substantially less.

    Net other income was higher in the second quarter and first six months of 1994 compared to the year-earlier levels, due primarily to decreased interest expenses associated with lower bank borrowings.

    The Company's effective tax rate increased from 37.0% in the second quarter and first half of 1993 to 38.0% in the same periods in 1994, due to the higher Federal tax rate associated with the tax legislation enacted after the second quarter of the prior year.

PART II.  OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders



   At the Company's Annual Meeting of Stockholders held on April 28, 1994, Messrs. Marvin E. Bruce, Robert E. Carroll, Jr. and Robert H. Dunlap were elected as directors of the Company for a term expiring at the 1997 Annual Meeting of Stockholders and stockholders approved the appointment of Coopers & Lybrand as independent public accountants of the Company for the year ending December 31, 1994.

   The number of shares of Common Stock voted for each director elected at the Annual Meeting and the number of shares with respect to which authority to vote for each such director was withheld are as follows: 22,492,632 shares were voted for Mr. Bruce and authority to vote 140,672 shares for Mr. Bruce was withheld; 22,493,697 shares were voted for Mr. Carroll and authority to vote 139,607 shares for Mr. Carroll was withheld; 22,493,847 shares were voted for Mr. Dunlap and authority to vote 139,457 shares for Mr. Dunlap was withheld. A total of 22,596,534 shares were voted for approval of the appointment of Coopers & Lybrand, 15,136 shares were voted against approval, and the holders of 21,364 shares abstained from voting on such approval.




Item 6.  Exhibits and Reports on Form 8-K


      (a)  Exhibits - See Index to Exhibits



      (b) No reports on Form 8-K were filed during the three months ended June 30, 1994.

				  SIGNATURE




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




				TBC CORPORATION



   July 19, 1994                By   /s/ Ronald E. McCollough
				     Ronald E. McCollough
				     Senior Vice President Operations
				     (principal accounting and
				      financial officer)

			      INDEX TO EXHIBITS


								Located at
								Sequentially-
   Exhibit No.          Description                             Numbered Page



     (10)     MATERIAL CONTRACTS:


	      Other Material Contracts

     10.1     Form of TBC Corporation's standard Distributor
	      Agreement .......................................           13

     10.2     Agreement, effective January 1, 1994, signed
	      April 25, 1994, between the Company and Cooper
	      Tire & Rubber Company ...........................           19

TBC CORPORATlON

Distributor Agreement

AGREEMENT effective the date last set forth herein between TBC Corporation, a Delaware corporation (hereinafter called "TBC"), P. O. Box 18342, Memphis, Tennessee, and the distributor (hereinafter called "Distributor") whose name and address are set forth at the end of this Agreement.

TBC is engaged in the business of having manufactured, purchasing, and selling tires, tubes, batteries and other automotive products for all types of vehicles. TBC sells such products to distributors for resale. Distributor is engaged in business in, among other things, the purchase and resale of such products. TBC and Distributor desire that Distributor purchase Products (as defined in this Agreement) from TBC for resale, upon the terms and conditions set forth in this Agreement.

TBC and Distributor agree as follows:

1. As used in this Agreement, the following terms have the following respective meanings:

   (a) "Products" means tires, tubes, batteries, and other automotive products which TBC may from time to time in its sole discretion offer for sale to Distributor.

   (b) "Assigned Products" means Products bearing the TBC trademarks or brand names set forth in Schedule A, but does not mean or include any other Products; in particular, it does not mean or include similar or other-wise identical Products that do not bear any of the TBC trademarks or brand names that are set forth in said Schedule.

   (c) "Territory" means the area described in Schedule B on the last page of this Agreement.

   (d) "Supplier" means any manufacturer for, or supplier to, TBC of tires, tubes, batteries, or other automotive products.

   (e) "Financial Institution" means any bank or other financial institution with which TBC has entered into or is considering entering into a credit or financial arrangement.

   (f) "TBC's Manual" means the manual compiled and published by TBC under the title "TBC Corporation Customer Procedure Manual," a copy of which has been furnished by TBC to Distributor, including any amendments thereto, or any like manual hereafter furnished by TBC to Distributor.

   (g) "Distributor's sales quota" means the minimum number of units of Products, as determined by TBC and communicated to Distributor, which Distributor shall be required to buy from TBC for any period stated by TBC in that connection.

   (h) "Annual Fee" means $2500 per year or such other amount as may be determined by TBC's Board of Directors.

   (i) "Calendar Quarter" means each three month period commencing on January 1, April 1, July 1, and September 1, in each year.

2. TBC hereby appoints Distributor and Distributor hereby accepts appointment as a distributor of Products in the Territory. It is understood that each of the parties is responsible for the operation and success of its own business.

3. Distributor shall:

   (a) Actively promote the sale of Products throughout the Territory, and take delivery of, purchase and pay for all Products ordered from TBC at the applicable prices and under the applicable terms of payment.

   (b) Provide a place or places of business and all necessary facilities in the Territory to perform and discharge Distributor's functions and obligations under this Agreement and keep the same in good, clean and satisfactory condition for the conduct of Distributor's business.

   (c) Purchase from TBC and at all times maintain in stock an inventory of Products in such variety and amount as, in TBC's opinion, is needed to meet Product sales requirements in the Territory.

   (d) Meet or exceed Distributor's sales quota.

   (e) Comply with TBC's Manual.

   (f) Supply all users of Products purchased from Distributor with a copy of TBC's applicable warranty with respect thereto.

   (g) Furnish TBC (and, at TBC's request, any Financial Institution) complete and accurate current financial reports, operating statements, and other reports relating to Distributor's business, at such intervals, in such forms, and containing such information as TBC may reasonably request.

   (h) Pay TBC the Annual Fee each year, in equal quarterly installments (pro rata in the case of a period less than a Calendar Quarter) on the effective date of this Agreement and the first day of each Calendar Quarter thereafter.

   (i) Not establish or acquire any places of business for the sale of Products outside the Territory.

   (j) Refrain from using the name "TBC Corporation" or any name, trademark, trade name, brand name, logo, slogan, label or insignia now or hereafter owned, adopted or used by TBC (whether registered or unregistered) on or in connection with any place of business or other facility which is located outside the Territory, or so as to suggest or indicate that Distributor has any place of business or other facility located outside the Territory that is used for the sale of Products, or in or as part of the trade, corporate, or firm name or style of Distributor or of any division, subsidiary or affiliate of Distributor or so as to identify Distributor as the source or origin of Products or as affiliated in any way, other than as a distributor, with TBC.

   (k) Handle all legitimate adjustments of Products in accordance with any applicable warranty, regardless of where the Products were purchased.

   (I) Properly complete and promptly return to TBC all required Product registration forms.

   (m) Execute and deliver to TBC such security agreement(s) and forms required to be filed under the Uniform Commercial Code (as the same shall be in effect in the Territory) or like statute as TBC may request in order to perfect and protect TBC's security interest in Products owned by Distributor or in its possession, custody, or control.

   (n) Not without the prior knowledge and consent of TBC grant to or permit any third party to have any security interest in its inventory of Products or file or permit to be filed any Form UCC-1 or like form in that connection.

4. TBC shall:

   (a) Not appoint any other distributor for Assigned Products in the Territory, except to the extent otherwise set forth in Schedule A or unless in TBC's opinion Distributor is not giving or is unable to give adequate coverage for Assigned Products in the Territory or adequate penetration of the market for tires, tubes, batteries and other automotive products therein. TBC does not undertake to prevent others from selling Assigned Products in the Territory. TBC may sell Products that are similar or identical to Assigned Products which do not bear any of the TBC trademarks or brand names set forth in Schedule A to third parties for resale in the Territory.

    (b) Publish current price lists for Products.

    (c) Notify Distributor of changes in or additions to TBC's Manual.

    (d) Comply with TBC's Manual.

    (e) Supply Distributor (at TBC's regular charges therefore) copies of TBC's warranty and registration forms applicable to Products.

5. TBC reserves the right to change at any time the lines, grades, specifications, or other characteristics of Products, or add to or discontinue the same, or to change Suppliers, without prior notice to Distributor.

6. TBC reserves the right to change at any time previously announced prices or payment terms for Products without prior notice to Distributor. Prices and terms on all sales to Distributor shall be those in effect at the time of shipment.

7. If Distributor shall fail to pay any indebtedness to TBC promptly when due or if Distributor's financial condition shall at any time seem to TBC inadequate to warrant a particular or further extension of credit, TBC may, if it so elects, with or without demand for any payments past due and without prejudice to any other rights or remedies available to it, withhold further shipments until all Distributor's indebtedness to TBC shall have been fully paid.

8. All orders placed by Distributor shall be subject to and governed by TBC's Manual.

9. In the event of termination of this Agreement, TBC will continue to honor valid warranty claims presented by Distributor, pursuant to TBC's Manual, until a date ninety days after the date of termination. Thereafter Distributor will direct customers with warranty claims to other distributors of TBC.

10. The relationship of Distributor with and to TBC under or in connection with this Agreement is that of an independent contractor. Distributor is in no respect the agent or legal representative of TBC hereunder, or otherwise, and is without right or authority to create or assume in any manner any obligation of any kind on behalf of TBC. Distributor assumes responsibility for and will hold TBC harmless from and against all liabilities, claims, demands, actions or causes of action of any kind (including, but not limited to, those resulting from the negligent or willful acts or omissions of Distributor or its agents, employees or subcontractors) asserted against either TBC or Distributor which are, or are alleged to be, occasioned by any act or failure to act by Distributor or which arise in connection with the performance or nonperformance of any obligation on Distributor's part contained in this Agreement or TBC's Manual or required by law.

11. TBC's obligation to fill any order accepted by it shall be subject to failure or delay caused by fire, accidents, acts of God or elements, war or acts of war, strikes, lockouts, slowdown, picketing or other labor controversies, sabotage, riots, civil commotion, default or failure of carriers, shortages of labor, inability to obtain materials or parts from regular sources, action or request of any government or governmental authority, or any other happening or contingency beyond the control or without the fault of TBC whether similar or dissimilar to the foregoing.

12. Unless previously extended or sooner terminated as hereinafter provided, the term of this Agreement shall end, without notice or other action by either party, on a date three years after the date last set forth below.

13. This Agreement may be terminated as follows:

    (a) By Distributor at any time, with or without cause, by giving written notice of such termination to TBC specifying the effective date thereof, which date shall be not less than 90 days after the giving of such notice.

    (b) By TBC by giving written notice of such termination to Distributor, effective immediately upon the giving of such notice to Distributor or at such later date as TBC may specify in such notice, in the event of the occurrence of any of the following which TBC shall deem detrimental to its interest:

	(1) the death or incapacity of Distributor if a natural person, or if a partnership the death, incapacity or withdrawal of any partner.

	(2) any substantial change in the ownership, control or management of Distributor; or the transfer of a substantial part of the assets or property of Distributor.

	(3) any dispute, disagreement or controversy between or among principals, partners, officers, or stockholders of Distributor which, in the unrestricted judgment of TBC, may adversely affect the operation, management, or business of Distributor.

	(4) failure of Distributor to pay any indebtedness to TBC when due accompanied by failure, within 14 days after written demand there-fore, fully to pay the same or provide assurance of payment satisfactory to TBC; or such evidence of financial difficulty on Distributor's part as to give rise to a reasonable apprehension on the part of TBC that Distributor may be unable to pay any obligations to TBC when due.

	(5) failure by Distributor to pay any indebtedness to TBC when due or to comply within 14 days with any request by TBC referred to in Paragraph 3(g), (1), and (m); or failure by Distributor to cure any other default on its part under this Agreement within 28 days after being notified thereof by TBC.

	(6) repetition by Distributor of a failure the same or substantially the same as one previously corrected by Distributor after having been notified thereof as provided in subparagraphs (4) or (5) above.

	(7) the material inaccuracy of any information set forth in any financial statement, claim, report or other document heretofore or hereafter furnished by Distributor to TBC or to any Financial Institution.

	(8) the levy of an attachment or other distraint against Distributor or any property of the Distributor which is not released within 10 days.

	(9) the affiliation by Distributor as a distributor for, or member or stockholder of, any corporation, firm, organization or group other than TBC engaged in whole or inpart in the distribution of private brand tires, tubes, batteries, and/or other automotive products involving the purchase and resale thereof by Distributor.

14. This Agreement shall terminate forthwith, without the giving of notice or any other action on the part of TBC, if Distributor ceases to function as a going concern, or makes an assignment for the benefit of creditors, or any proceeding under any federal or state bankruptcy, receivership or insolvency laws is instituted by or against Distributor, or the liquidation, dissolution, merger, or consolidation of Distributor occurs, or a receiver or trustee for Distributor or any of the assets or property of Distributor is appointed or applied for.

15. The following provisions shall govern the rights, duties and obligations of the parties upon termination of this Agreement however occurring:

    (a) Termination shall not release or affect, and this Agreement shall remain fully operative as to, any obligations or liabilities incurred by Distributor prior to the effective date of such termination; provided that all indebtedness of Distributor to TBC of any kind shall become immediately due and payable on the effective date of termination, and TBC may deduct from any sums it owes to Distributor any sums owed by Distributor to TBC.

    (b) After the effective date of termination Distributor shall discontinue the use in any manner of any name, trademark, trade name, slogan, label, title or insignia, or anything else which so nearly resembles any of the same owned, adopted or used by TBC as to be likely to lead to confusion or uncertainty and/or make it appear that Distributor is a distributor of TBC or of Products.

16. Neither TBC nor Distributor shall, by reason of the termination of this Agreement, be liable to the other for any damage of any kind whether direct or indirect or consequential.

17. Any notice or demand required or permitted under the terms of this Agreement shall be sufficiently given to either party if sent by certified or registered United States mail to such party at its address appearing in this Agreement, or at such other address as such party may have designated for such purpose by notice previously so given to the other party. Any such notice or demand given by any other means (including other delivery systems and facsimile transmission) shall be sufficiently given upon receipt.

18. The failure of either party to insist in any one or more instances upon performance of any of the provisions of this Agreement or to take advantage of any of its rights hereunder shall not be construed as a waiver of any such provisions or the relinquishment of any such rights, and the same shall continue and remain in full force and effect. No single or partial exercise by either party of any right or remedy shall preclude other or further exercise thereof or the exercise of any other right or remedy.

19. None of Distributor's rights hereunder may be transferred or assigned by Distributor and none of the obligations or duties imposed on Distributor hereunder may be delegated to another or others without the consent in writing of TBC signed by an officer of TBC.

20. This Agreement contains the entire agreement between the parties relating to the distribution by Distributor of Products, and cannotbe amended, varied or abridged in any manner except by amendment in writing duly signed by the parties (and, in the case of TBC, by an officer of TBC). This Agreement supersedes any existing arrangements between the parties relating to the subject matter hereof.

21. This Agreement shall be construed according to and the legal relations between the parties governed by the laws of the state of Tennessee, excluding those relating to conflict of laws. Any action or proceeding by either of the parties against the other arising out of or relating to this Agreement; the making, performance, nonperformance, or termination thereof; or any transaction between the parties or obligation of either party or both parties in that connection, may (and, in the case of any such action or proceeding against TBC, may only)be brought in any court located in the City of Memphis, Shelby County, Tennessee, and service therein may be made upon any nonresident party at its address set forth in this Agreement in accordance with the procedures provided for service upon nonresidents under the laws of Tennessee.

SCHEDULE A: Assigned Products and Brands

SCHEDULE B: Territory

IN WITNESS WHEREOF, the parties have executed this Agreement in duplicate as
of  _____________, 19__.   TBC CORPORATION

Witness:
				     By
						  President

				      Name and Address of Distributor*:



Witness:

				     By

					       Name and Title

*State if corporation, partnership, or proprietorship:
 if corporation, where it is incorporated:

TBC
CORPORATION

Distributor Agreement

TBC CORPORATION

4770 HICKORY HILL ROAD
P.O. BOX 18342 MEMPHIS, TENNESSEE 38181-0342

				   AGREEMENT

THIS AGREEMENT made at Findlay, Ohio and effective as of January 1, 1994, by and between TBC CORPORATION, a Delaware corporation, with its principal offices located at 4770 Hickory Hill, Memphis, Tennessee 38141 (hereinafter called "TBC") and COOPER TIRE & RUBBER COMPANY, a Delaware corporation, with its principal offices located at Lima & Western Avenues, Findlay, Ohio 45840 (hereinafter called "COOPER").

				  WITNESSETH:

     In consideration of the mutual promises and covenants hereinafter set forth, the parties agree as follows:

     1.   QUANTITY

     COOPER agrees to manufacture and sell, upon the terms and subject to the conditions hereof, and to make shipments as provided hereinafter, and TBC agrees to purchase passenger, light truck and medium truck tires bearing brand names owned and/or controlled by TBC and generic brands as offered by COOPER (individually "Passenger Tire(s)", "Light Truck Tire(s)" or "Medium Truck Tire(s)", as the case may be, and collectively "Tire(s)") and inner tubes ("Tubes"), in such sizes, types and quantities as agreed to by the parties.

     2.   MOLDS

     TBC will furnish all molds, plates and rings required for the production of Tires, unless otherwise agreed to in writing. Cooper will furnish all mold equipment required to produce Tubes.

     TBC shall be responsible for all costs involved in mold preparation or modification, in those molds owned by TBC, necessary to comply with government laws, rules, standards and regulations.

     COOPER shall keep all molds, rings and plates in good operating condition, normal wear and tear excepted. COOPER shall be responsible only for its negligence in the use and handling of said molds, rings and plates. COOPER shall insure all molds, rings and plates against loss by fire, lightning and perils covered by extended coverage insurance and endorsements.

     3.   FORECASTS, PRODUCTION ORDERS, PRODUCTION AND SHIPMENT REPORTS

     Any required Tire forecasts, production orders, production and shipment reports shall be in accordance with the provisions of an operating procedure as agreed upon between the parties from time to time.

     The following operating procedures will be followed unless otherwise agreed to in writing:

     TBC and COOPER shall agree no later than the 1st day of September of each year during the life of this Agreement what TBC's estimated production requirements forecast will be, by size and type, for the subsequent year.

     In addition to the above annual estimated production requirements forecast, TBC will provide COOPER with a ninety (90) day production requirements forecast by size and type, acceptable to COOPER, updated monthly, by the 12th day of each month.

     It is agreed TBC will purchase all winter Passenger Tires for which TBC requests production and further all said Tires will be purchased prior to December 15 of each calendar year. Should any of said Tires remain in COOPER's inventory for which there are no instructions for shipment prior to December 31, TBC agrees to accept transfer of title and related invoices during December and to pay such invoices when due.

     4.   PRICE

     COOPER's billing prices to TBC for Tires and Tubes sold and purchased hereunder will be established by COOPER prior to the beginning of each calendar quarter during the life of this Agreement and will be firm for that quarter. COOPER will notify TBC of any changes in billing prices thirty (30) days prior to the start of such quarter. Exhibit A is a listing of billing prices in effect on January 1, 1994.

     From time to time, it may be in the best interests of both parties to forgo a price revision at the start of a calendar quarter. In such an event, COOPER reserves the right to revise prices once, at any time during said quarter, upon thirty (30) days prior written notice to TBC.

     Notwithstanding the above, COOPER's billing prices to TBC for winter Passenger Tires sold and purchased hereunder will be established by COOPER and will be firm for the period of May 15 - December 15 of each calendar year during the life of this Agreement; provided, however, during any other period of the Agreement, COOPER may change the billing prices to TBC.

     5.   PAYMENT TERMS

     TBC agrees to pay COOPER the net billing price for all Tires and Tubes purchased hereunder within sixty (60) days of the date of invoice. Anti-cipation discounts will be allowed on advanced payments computed using (i) a variable daily rate based on the prime interest rate as quoted in The Wall Street Journal plus one and one-half percent (1.5%), (ii) the amount prepaid, and (iii) the number of days paid in advance as determined by date of receipt of funds by COOPER.

     6.   FREIGHT

     All shipments are F.O.B. COOPER's factory warehouses, freight collect. All shipments will be in full truckloads and full pallet quantities.

     7.   SPECIFICATIONS

     All specifications used by COOPER in Tires and Tubes shall be the same or equivalent to the specifications used by COOPER in the manufacture of the same sizes and types of tires and inner tubes bearing COOPER-owned or controlled trademarks, unless otherwise agreed in writing between the parties hereto.

     COOPER agrees it will notify TBC in writing of the following:

     (a) Any change in any specification for Tires and/or Tubes furnished hereunder which will be, in the sole opinion of COOPER, a significant specification change; and,

     (b) Any change in any specification for Tires and/or Tubes furnished hereunder which will, in the sole opinion of COOPER, significantly affect the cost or performance of any of the Tires and/or Tubes being furnished hereunder.

     8.   BLEMISHED TIRES

     TBC will purchase from COOPER those Blemished Tires which are raised letter Blemished Tires, and TBC shall have the right and option to purchase any other Blemished Tires resulting from the manufacture of Tires for TBC pursuant to this Agreement. Such Blemished Tires shall meet COOPER's established blemished specifications approved by TBC which approval shall not be unreasonably withheld. The price for such Blemished Tires shall be discounted twenty-five percent (25%).

     TBC shall not be obligated to purchase (i) nonuniform Tires, (ii) tubeless Tires when downgraded from tubeless to tube-type, or (iii) Blemished Tires for which the blemished specifications are not approved by TBC, as provided above. TBC-owned or controlled brand names or identification, excepting the Department of Transportation Identification Number, shall be removed from such downgraded Tires prior to being sold or disposed of by COOPER.

     Notwithstanding the above, in the event TBC should refuse to purchase any raised letter Blemished Tires for which TBC has approved the Blemished specifications, COOPER shall have the right to sell such Blemished Tires without removing the raised letters, provided all other TBC trademarks or other identification, except the Department of Transportation Identification Number, are removed from such raised letter Blemished Tires.

     9.   ADJUSTMENTS

     EXCEPT AS SET FORTH HEREIN, COOPER MAKES NO OTHER WARRANTIES, EXPRESS, IMPLIED OR STATUTORY, INCLUDING ANY IMPLIED WARRANTIES OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE. IN NO EVENT SHALL COOPER BE LIABLE TO TBC ON A CLAIM OF ANY KIND FOR SPECIAL, INDIRECT OR CONSEQUENTIAL DAMAGES, INCLUDING WITHOUT LIMITATIONS, LOSS OF ANTICIPATED PROFITS, OR DAMAGE TO BUSINESS REPUTATION.

    (a)  Definitions

	  (i)  Adjustable Tires

	       Adjustable Tires shall mean those Tires which have been placed in service and are adjustable in accordance with COOPER's standard practice for adjusting tires.

	  (ii) New Adjustable Tires

	       New Adjustable Tires shall mean any COOPER-manufactured and/or sold Tire (excepting all steel Light Truck and Medium Radial Truck Tires) with two-thirty-seconds inch (2/32nds") or less tread wear and is adjustable in accordance with COOPER's standard practice for adjusting tires. With respect to all steel Light Truck and Medium Radial Truck Tires, a New Adjustable Tire shall mean any COOPER-manufactured and/or sold all steel Light Truck and Medium Radial Truck Tire with one-thirty seconds (1/32nds") or less tread wear and is adjustable in accordance with COOPER's standard practice for adjusting tires.

	(iii)  Adjustable Tubes

	       Adjustable Tubes shall mean those Tubes which are adjustable in accordance with COOPER's standard practice for adjusting inner tubes.

     (b)  Adjustment Practice

	  TBC will adjust, initially at its expense, all Tires and Tubes sold hereunder.

     (c)  Adjustment Verification

	  TBC's customers shall return all Adjustable Tires and Tubes to locations specified by COOPER to be examined by COOPER's adjustor.

	  Any shipment of Adjustable Tires by a TBC customer to COOPER in quantities weighing less than one thousand (1,000) pounds shall be freight prepaid. TBC will advise its customers to make all such shipments freight prepaid. The freight expense for any shipment of less than one thousand (1,000) pounds, if sent freight collect will be charged to TBC. All shipments of Adjustable Tires in quantities weighing one thousand (1,000) pounds or more may be shipped freight collect, and the freight expense for such shipments will be borne and paid for by COOPER.

	  Freight on shipments of Adjustable Tubes will be determined as follows: If the Adjustable Tubes are included in a shipment of Adjustable Tires, the provisions of the prior paragraph will apply. If the shipment consists entirely of Adjustable Tubes, it will be accepted freight collect but the customer will be charged back for freight costs as follows:

     Weight of Adjustable Tube Shipment     Freight Chargeback

	    1,000 pounds or more                   None

	      500 to 1,000 pounds                   50%

	      200 to 499 pounds                     75%

	      under 200 pounds                     100%

	  After verification by COOPER of the adjustable condition, TBC shall be reimbursed in accordance with Subsection (d) below.

	  Adjustable Tires and/or Adjustable Tubes shall become COOPER's property, after verification of the adjustable condition, for reclassification and disposition.

	  Such Adjustable Tires shall be reclassified by COOPER as either being scrap tires or used tires. Upon such reclassification COOPER shall:

	  (i) Render those Adjustable Tires or Tubes reclassified to scrap tires or tubes unusable prior to disposition; and

	  (ii) Brand those Adjustable Tires reclassified to "used tire nonadjustable" prior to resale.

	 (iii) Allow to TBC a salable value, determined by COOPER, for those tires reclassified to "used tire nonadjustable".

     New Adjustable Tires shall be returned by TBC's customers to COOPER freight collect to a location specified by COOPER.

     New Adjustable Tires shall become COOPER's property after verification of the adjustable condition. If such New Adjustable Tires are resold by COOPER to someone other than TBC, COOPER shall remove all TBC identification from such New Adjustable Tires except any brand name owner designation in the Department of Transportation's identification number.

     (d)  Reimbursement

	  (i)  Adjustable Tires

	       For each annual production period (calendar year), COOPER agrees to reimburse TBC for Adjustable Tires manufactured and sold by COOPER to TBC and which are submitted to COOPER for verification of the adjustable condition within twenty-four
	       (24) months from the end of the calendar year of manufacture as follows:

		    Large Bias and Radial Truck Tires (20" and larger) - any adjusted over and above a four percent (4%) cumulative unit adjustment level for all such Large Truck Tires.

		    All Passenger Car and Light Truck Tires (Highway and
		    Snow) - any adjusted over and above a two percent (2%) cumulative unit adjustment level for all such Passenger Car and Light Truck Tires.

	       COOPER's reimbursement to TBC for a Tire adjusted over and above the cumulative unit adjustment level will be based upon the annual average price (excluding any applicable Federal Excise Tax) to TBC for such Tire during the production year in which the Tire was produced times the percentage of treadwear (nonskid) remaining.

	       Tires are considered one hundred percent (100%) worn when the tread depth remaining is two-thirty-seconds inch (2/32") or less and no reimbursement shall be made for such Tires.

	       COOPER shall provide TBC on a quarterly basis the results of COOPER's adjustment verification in a form mutually agreeable to both parties.

	  (ii) New Adjustable Tires

	       COOPER agrees to reimburse TBC, after verification by COOPER of the adjustable condition, in full for all New Adjustable Tires returned to locations designated by COOPER, freight collect; provided, however, any applicable Federal Excise Tax will be refunded only on New Adjustable Tires which have vent marks on the face of the tread.

	 (iii) Adjustable Tubes

	       Cooper agrees to reimburse TBC, after verification by Cooper of the adjustable condition, in full for all Adjustable Tubes returned to locations designated by Cooper.


     (e)  Road Hazards

	  It is expressly understood COOPER at no time shall have any obligation for Road Hazard adjustments, or for any of those conditions or circumstances which have historically been considered as a basis for Road Hazard adjustments.

     (f)  Adjustments After Termination

	  In the event this Agreement is terminated for any reason, then COOPER shall thenceforth continue its above described and limited responsibility for adjustments of Adjustable Tires, New Adjustable Tires and Adjustable Tubes, but only for a period of thirty (30) months from and after the effective date of termination of this Agreement. Notwithstanding any other term or condition contained herein, after said thirty (30) month period, COOPER shall have no further liability or responsibility for any adjustment expenses or costs of any kind or nature whatsoever other than product liability as set forth in Paragraph 12. "Product Liability."

     (g)  No Admission

	  It is expressly understood and agreed any reimbursement by COOPER, pursuant to the foregoing, shall not in any way be determined or construed as an admission or indication on the part of COOPER, or any other party, that said Tire or Tube is, in fact, either defective in workmanship and/or material, of poor or unmerchantable quality, or in any way unfit for the use for which it was intended.

     10. UNIFORM TIRE QUALITY GRADING, CONSUMER TIRE REGISTRATION AND DEFECT AND NONCOMPLIANCE REPORTS

     COOPER will perform Uniform Tire Quality Grading tests for Passenger Tires and provide TBC the results thereof in order to mutually determine and assign Uniform Tire Quality Grades for each size and type of Passenger Tire. TBC recognizes and agrees to perform its responsibilities under 49 CFR 575.6 including, but not limited to, submission of grading information to the National Highway Traffic Safety Administration and the distribution of grading information to consumers.

     Consumer tire registration procedures will be handled by TBC and, in the event of a recall pursuant to Section 11., COOPER agrees to assume and perform any and all responsibilities of TBC under 49 CFR 573 ("Defect and Non-compliance Reports"), provided TBC shall:

     (a)  maintain lists of purchasers;

     (b) jointly report with COOPER defects per agreement, pursuant to Subsection 11.1(b), to the National Highway Traffic Safety Administration;

     (c) jointly report with COOPER nonconformities per agreement, pursuant to Subsection 11.1(b), to motor vehicle safety standards to the National Highway Traffic Safety Administration;

     (d) provide COOPER with quarterly reports on defect and noncompliance notification campaigns for filing with the National Highway Traffic Safety Administration; and

     (e) provide COOPER with copies of communications with distributors, dealers and purchasers regarding defects and noncompliance for filing with the National Highway Traffic Safety Administration.

     TBC agrees to assume and perform any and all responsibilities of TBC and COOPER under 49 CFR 577 ("Defect and Noncompliance Notification"), including, but not limited to, notifying purchasers and owners of defective and noncomplying Tires provided, however, COOPER shall provide to TBC a proposed form of the notice to be given and the parties shall agree as to the final form of such notice.

     11.   RECALL

     11.1 Without affecting any other provision herein, COOPER agrees, in accordance with Subsection 11.2, to replace for TBC, or reimburse TBC, for all new and used Tires, including Blemished Tires, which COOPER has manufactured and supplied to TBC under this Agreement which are:

     (a)  recalled, either in accordance with:

	  (i) an order of the Department of Transportation or the National Highway Traffic Safety Administration validly issued under the provisions of the National Traffic and Motor Vehicle Safety Act of 1966, as amended; or

	  (ii) any state law; or

    (b) recalled per agreement between the parties hereto which are defective in a way relating to motor vehicle safety or which fail to conform with the National Traffic and Motor Vehicle Safety Act of 1966, as amended, which agreement shall not be unreasonably withheld by either party.

     11.2 In the event of a recall, as set forth above, for those recalled Tires returned to COOPER by TBC, COOPER, at its option, shall either:

     (a) replace the recalled Tires freight prepaid with identical or reasonably equivalent tires; or

     (b) pay TBC the total replacement price including freight for the Tires, plus any transportation expense necessary to return the recalled Tires from TBC locations to COOPER-designated locations.

     11.3 In the event of a recall referred to in Subsection 11.1, COOPER shall, in the case of Tires which have been placed in service by consumers and returned as a result of the recall, pay six dollars ($6.00) per Tire replaced to cover mounting and balancing expense.

     11.4 This Section 11. of this Agreement shall continue in effect following the termination of this Agreement so long as Tires made under this Agreement are subject to the recall provisions of any applicable state or Federal law.

     12.  PRODUCT LIABILITY

     COOPER agrees to hold harmless and indemnify TBC and undertake TBC's defense from and against all claims, demands, losses, expenses, damages, recoveries and settlements approved by COOPER or judgments (including attorneys' fees) for death, personal injury or property damage arising or alleged to have arisen from or attributable to any defect in workmanship and/or material or COOPER design of any Tires or Tubes supplied by COOPER to TBC.

     TBC agrees to hold harmless and indemnify COOPER and undertake COOPER's defense from and against all claims, demands, losses, expenses, damages, recoveries and settlements approved by TBC, or judgments (including attorneys' fees) for death, personal injury or property damage arising, or alleged to have arisen from, or attributable to:

     (a) the negligence of TBC or any of its agents, servants or employees in connection with any Tires or Tubes supplied by COOPER to TBC;

     (b) any failure to provide appropriate and adequate user instructions, installation instructions, labeling (excluding any labeling required to be placed on Tires by statute and/or regulation of the United States or any state therein) or warning copy;

     (c) any advertising, promotional materials or other items or matters related to the distribution and marketing of any Tires or Tubes supplied by COOPER to TBC; and

     (d)  any unique design or specification by, or provided by, TBC.

     If either TBC or COOPER proposes to claim indemnity or reimbursement, under the terms of this Agreement, from the other, it shall:

     (a) give the other party reasonably prompt notice of the pendency of any such claim or case after it learns of such claim or case;

     (b) make known to the other party any material fact concerning such claim or action; and

     (c) give its complete cooperation to the other party, including the cooperation of its officers, agents and employees.

     The party from whom indemnification is claimed under the terms of this Agreement shall have the right to control the defense of such claim or case, and it shall have the further right to settle or compromise such claim or case as it deems advisable.

     This Section 12. shall survive the termination of this Agreement.

     13.  CONTINGENCIES

     Neither party to this Agreement shall be held liable or deemed to be in default if prevented from performing the obligations of this Agreement by reason of fire, flood, acts of God, war, riots, labor disturbances, strikes, slowdowns, lockouts, sabotage, embargoes, failure of transportation, inability to obtain raw material or supplies or equipment, government laws or requirements or regulations, or any cause or circumstances beyond its reasonable control. In the event of limited production due to any of the causes listed above, COOPER agrees to furnish Tires or Tubes to TBC on a pro rata basis of remaining available capacity for similar sizes and types of Tires or Tubes as the case may be.

     14.  PATENTS AND TRADEMARKS

     COOPER shall indemnify TBC from all expense resulting from any actual or alleged infringement of any U.S. Letters Patent by reason of COOPER's use of methods, processes of manufacturing materials, machinery or equipment in connection with the Tires and Tubes furnished to TBC under this Agreement; provided TBC shall promptly notify COOPER in writing of any claim or lawsuit against TBC, transmit to COOPER all documents and information TBC has on the claim or lawsuit, cooperate fully in COOPER's defense of such claim or lawsuit, and allow COOPER full authority to settle or otherwise dispose of same.

     TBC shall indemnify COOPER from all expense resulting from actual or alleged infringement of any U.S. copyright or trademark right of TBC or of a third party because of COOPER's use of any such trade name, trademark or information furnished by TBC for the Tires and Tubes, provided COOPER shall promptly notify TBC in writing of any claim or lawsuit, transmit to TBC all documents and information COOPER has on the claim or lawsuit, cooperate fully in TBC's defense of such claim or lawsuit, and allow TBC full authority to settle or otherwise dispose of same.

     15.  CONFIDENTIALITY

     In connection with COOPER's manufacturing and supplying Tires and Tubes to TBC hereunder, COOPER has and, from time to time, will be furnishing TBC, verbally and in writing, certain confidential and proprietary information for a multiple range of sizes, constructions, designs and applications of Tires and Tubes and other nonpublic, confidential and/or proprietary COOPER information ("COOPER Confidential Information"). In consideration of furnishing COOPER Confidential Information, TBC agrees:

     (a) COOPER Confidential Information will be kept confidential and shall not, without COOPER's prior written consent, be disclosed by TBC, its agents or employees, in any manner whatsoever, in whole or in part, and shall not be used by TBC, its agents or employees, other than in connection with the purchase of Tires and Tubes hereunder.

	  Moreover, TBC agrees to transmit the COOPER Confidential Information only to TBC agents and employees who need to know such COOPER Confidential Information for the purpose of purchasing Tires and Tubes hereunder and who are informed by TBC of the confidential nature of the COOPER Confidential Information; provided, if COOPER Confidential Information is provided to any agent, such agent shall agree in writing to be bound by the terms and conditions of this Agreement. In any event, TBC shall be responsible for any breach of this Agreement by TBC's agents or employees.


     (b) TBC will know the location of any written COOPER Confidential Information. Any written COOPER Confidential Information will be returned to COOPER immediately upon request. Any written COOPER Confidential Information will be held and kept confidential and subject to the terms of this Agreement, or destroyed.

     (c) In the event TBC, or any agent or employee, becomes legally compelled to disclose any of the COOPER Confidential Information, TBC will provide COOPER with prompt notice so COOPER may seek a protective order or other appropriate remedy and/or waive compliance with the provisions of this Agreement. In the event such protective order or other remedy is not obtained, or COOPER waives compliance with the provisions of this Agreement, TBC and/or any agent or employee will furnish only that portion of the COOPER Confidential Information which is legally required and will exercise best efforts to obtain a protective order or other reliable assurance that confidential treatment will be accorded the COOPER Confidential Information.

     (d) Notwithstanding anything to the contrary herein, COOPER Confidential Information may be used by TBC and its employees in the ordinary course of its business.

     (e) The above confidentiality obligations shall apply equally to any nonpublic, confidential and/or proprietary TBC information, including any pricing information ("TBC Confidential Information") provided to COOPER. TBC Confidential Information may be used by COOPER and its employees in the ordinary course of its business.

     Both parties to this Agreement acknowledge that maintaining a reputation for quality products and services is an important aspect of doing business in the tire and inner tube industries. Accordingly, both parties agree not to make any public or private disclosures concerning the nonperformance of either party under the terms of this Agreement without the expressed written consent of the other party.

     16.  NOTIFICATION OF SIGNIFICANT EVENTS

     Each party shall notify the other of the occurrence of, or the reasonable anticipation of the occurrence of, any of the following events; provided the notifying party is not barred from doing so by either applicable law or the necessity of obtaining the consent of a third party (including any parent or subsidiary corporation) and in the event a third party's consent is required, the notifying party shall make a good faith effort to obtain the consent of such third party to so notify of:

     (a)  a change in ownership;

     (b)  a transfer of business which would materially affect this Agreement;

     (c)  a merger, acquisition or consolidation; or

     (d) any other significant alterations in the organization or operation of the notifying party's business.

     17.  TERM AND TERMINATION

     17.1 Term

     This Agreement shall be effective commencing January 1, 1994, and shall continue thereafter until such time as either party gives the other party written notice of its intent to terminate this Agreement; provided, however, neither party shall be permitted to give such notice of termination prior to June 30, 2003. During the period from receipt of the notice of termination until the effective date of termination, TBC will continue to purchase under the terms of this Agreement and COOPER will continue to supply TBC's require-ments for Tires under the terms of this Agreement.



     17.2 Termination for Breach

     In the event COOPER shall default in the performance of any obligation to be performed by it under this Agreement and said default shall not have been remedied within one hundred twenty (120) days after written notice thereof, TBC may (a) terminate this Agreement by written notice to COOPER, which termination shall be effective upon receipt by COOPER of said notice;
(b) cancel any or all outstanding orders and/or shipping instructions; and/or
(c) elect to cease purchasing any or all Tires and Tubes. In the event TBC shall default in the performance of any obligation to be performed by it under this Agreement and said default shall not have been remedied within
(a) thirty (30) days, in the case of payment obligations which are not the subject of a dispute, or (b) one hundred twenty (120) days, in the case of other obligations after written notice thereof, COOPER may terminate this Agreement by written notice to TBC, which termination shall be effective upon receipt by TBC of said notice. The rights and remedies contained in this
Section 17.2 are in addition to and not in lieu of any other rights and remedies which may be available to either party in the event of breach by the other.

     17.3 Termination for Insolvency, or Bankruptcy

     If (a) a voluntary petition in bankruptcy shall be filed by either party, or (b) an involuntary petition in bankruptcy or petition alleging insolvency or inability to pay debts when due in the ordinary course of business shall be filed against either party and not be dismissed within thirty (30) days, or
(c) a receiver shall be appointed for the assets of either party and not be dismissed within thirty (30) days, or (d) either party shall make an assignment for the benefit of creditors, shall become insolvent, or shall be unable to pay its debts when due in the ordinary course of business, the other party shall, to the extent permitted by law, have the right to terminate this Agreement upon notice to the party so affected.

     17.4 Termination for Adverse Events

     Notwithstanding any other term or condition contained in this Agreement, either party may, at its sole option, terminate this Agreement upon written notice of termination to the other party upon the occurrence of any event which would adversely and materially affect the other party's security or materially increase such other party's financial risk; provided, however, should COOPER give notice to TBC pursuant hereto, termination will not occur and this Agreement will continue if TBC within ten (10) days of such notice,
(i) pays COOPER all monies owing COOPER, whether due or not, and (ii) agrees to pay COOPER for future orders hereunder on a cash with order basis.

     17.5 Termination Inventory

     Should this Agreement be terminated (i) due to TBC's failure to make its payment obligations, or (ii) as provided pursuant to Section 17.3, COOPER may dispose of all Tires in process or in inventory at its discretion.

     In the event of any termination by either party for any other reason, pursuant to this Section 17., TBC will immediately purchase, accept delivery of, and pay for all Tires produced by COOPER prior to the date of such termination against TBC's firm order at the prices then in effect.

     It is specifically agreed TBC may purchase, on a C.O.D. basis, any or all Tires produced by COOPER in excess of the number it is required to purchase under the above provisions of this Section 17. at the prices then in effect, and any remaining Tires may be sold or disposed of by COOPER.

     18.  SURVIVAL OF OBLIGATIONS

     All obligations of either party pertaining to payment, reimbursement, warranty, adjustment, recall and indemnity, and all obligations hereunder which, by the terms of this Agreement, arise at or after termination, shall survive any termination of this Agreement as provided in the applicable section(s) hereof or for the duration of the applicable statute of limitations, whichever is shorter.

     19.  WAIVER

     Waiver by TBC or COOPER of any breach of any of the terms and conditions contained herein shall not be construed as a waiver of any other term or condition hereof or of any other breach hereunder or any continuing breach hereunder.


     20.  MODIFICATION, ASSIGNMENT and CONTINUATION

     Any modification or change in this Agreement can be made only in writing signed by the parties hereto. Neither party shall have the right to assign this Agreement without the prior written consent of the other party. Notwithstanding the above, COOPER shall review in good faith any TBC proposed assignment, or partial assignment, of this Agreement.


     Specific elements of consideration for a good faith review shall include, but not be limited to:

     (a)  continuation of the tire wholesaling business;

     (b)  impairment of overall credit-worthiness;

     (c)  merchandising strategy and customer service; and

     (d)  restructuring within the current ownership framework.

     Both parties to this Agreement acknowledge a general evaluation of business practices, reputation, integrity and credit-worthiness was an integral part of the decision to enter into this Agreement. In the event all or a majority of the stock of TBC is acquired by a third party without COOPER's prior written consent, COOPER shall have the option of terminating this Agreement upon giving such third party not less than one hundred eighty
(180) days written notice of COOPER's intent to terminate this Agreement, provided such notice shall be given within ninety (90) days of the date TBC provides COOPER written notice of the completion of such sale. Upon the receipt of such notice from TBC, COOPER shall have the right to review and modify, in COOPER's sole discretion, the credit terms in effect for TBC prior to the consummation of the sale.

     21.  NOTICES

     Notices and other communications, required or permitted hereunder, shall be sufficiently given, if in writing and when sent, by registered or certified United States mail, postage prepaid, addressed as follows:

     If to COOPER:                President, The Cooper Tire Company
				  COOPER TIRE & RUBBER COMPANY
				  Lima & Western Avenues
				  Findlay, Ohio  45840

     If to TBC:                   Mr. B. M. Hubbard
				  Senior Vice President
				  Purchasing & Engineering
				  TBC CORPORATION
				  4770 Hickory Hill
				  P.O. Box 18342
				  Memphis, Tennessee  38141

or to such other address as either party hereto shall furnish to the other in writing.

     22.  PROHIBITED CLAUSE

     In the event any clause, or portion of a clause, of this Agreement is finally determined by a court of competent jurisdiction, from which an appeal either cannot be taken or is not taken, to be in violation of any applicable Federal, state or local law, all other clauses or portions of a clause of this Agreement shall nevertheless remain in full force and effect to the extent not clearly prohibited by applicable Federal, state or local law.

     23.  CAPTION AND SECTION AND SUBSECTION HEADINGS

     The caption and section and subsection headings used herein are for convenience only and shall not be deemed part of this Agreement and shall not in any way restrict or modify the context and substance of any section or subsection hereof.

     24.  ENTIRE AGREEMENT

     This instrument and Exhibit A contain the entire agreement between the parties hereto regarding the matters contained herein.

     25.  GOVERNING LAW

     This Agreement shall be construed under the laws of the State of Ohio.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their duly authorized officers as of the day and year first above written.

ATTEST:                                TBC CORPORATION

By:  /s/ Jo Miller                     By:  /s/ L. S. DiPasqua

				       Title:  President / C. O. O.

Title:  Assistant Secretary            Date:  April 25, 1994



ATTEST:                                COOPER TIRE RUBBER COMPANY

By:  /s/ P. G. Weaver                  By:  /s/ P. W. Rooney

				       Title:  President

Title:  Tire Div. Controller           Date:  April 25, 1994

				       By:  /s/ W. C. Hattendorf

				       Title:  Treasurer

RDT/rlg                                Date:  April 25, 1994