Form 10-Q
period 1994-09-30
TBC CORP
filed 1994-10-18
CIK 718449

                                                                CONFORMED COPY



                    SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC  20549

                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED                         COMMISSION FILE NUMBER
SEPTEMBER 30, 1994                                   0-11579


                                TBC CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                 31-0600670
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)


     4770 Hickory Hill Road
        Memphis, Tennessee                                 38141
      (Address of principal                              (Zip Code)
        executive offices)

Registrant's telephone number, including area code:   (901) 363-8030

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

                                                  YES  X    NO


26,359,719 Shares of Common Stock were outstanding as of September 30, 1994.

                 INDEX TO EXHIBITS  at page 12 of this Report


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements



                                TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                    ASSETS


                                                  September 30,   December 31,
                                                      1994            1993
                                                  (Unaudited)
CURRENT ASSETS

    Accounts and notes receivable, less
      allowance for doubtful accounts
      of $8,741 on September 30, 1994
      and $7,828 on December 31, 1993:
           Related parties                          $ 23,202       $ 14,207
           Other                                     105,235         83,743

           Total accounts and notes receivable       128,437         97,950

    Inventories                                       35,179         43,313
    Refundable federal and state income taxes              4            -
    Deferred federal income taxes                      2,532          2,166
    Other current assets                               2,151          1,881

         Total current assets                        168,303        145,310



PROPERTY, PLANT AND EQUIPMENT, AT COST

    Land and improvements                              1,545          1,545
    Buildings                                          8,507          8,503
    Equipment                                         18,396         16,370
    Furniture and fixtures                             1,700          1,606
    Leasehold improvements                               600            600

                                                      30,748         28,624

    Less accumulated depreciation                     15,819         13,196

         Total property, plant and equipment          14,929         15,428


OTHER ASSETS                                           8,827          6,008


TOTAL ASSETS                                        $192,059       $166,746





           See accompanying notes to consolidated financial statements.

                               TBC CORPORATION


                         CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                                 September 30,   December 31,
                                                    1994            1993
                                                 (Unaudited)
CURRENT LIABILITIES

    Outstanding checks, net                         $  5,905       $    981

    Notes payable to banks                            32,862         26,091

    Accounts payable, trade                           38,322         18,482

    Federal and state income taxes payable               -               84

    Other current liabilities                          4,880          4,558

         Total current liabilities                    81,969         50,196




NONCURRENT LIABILITIES                                   531            -




STOCKHOLDERS' EQUITY

    Common stock, $.10 par value,
       shares issued and outstanding -
       26,360 on September 30, 1994 and
       28,377 on December 31, 1993                     2,636          2,838

    Additional paid-in capital                        10,422         11,056

    Retained earnings                                 96,501        102,656

         Total stockholders' equity                  109,559        116,550


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $192,059       $166,746




          See accompanying notes to consolidated financial statements.

                               TBC CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME


                   (In thousands, except per share amounts)

                                 (Unaudited)



                                     Three Months          Nine Months
                                 Ended September 30,     Ended September 30,
                                  1994        1993        1994        1993

NET SALES*                       $157,513    $159,005    $424,218    $439,068

COSTS AND EXPENSES:

    Cost of sales                 143,929     144,569     384,880     397,141
    Distribution                    2,005       2,112       6,064       6,414
    Selling and administrative      2,940       2,688      11,568       9,599
    Other (income) expense - net     (496)       (149)     (1,444)       (650)

       Total costs and expenses   148,378     149,220     401,068     412,504

INCOME BEFORE INCOME TAXES          9,135       9,785      23,150      26,564

PROVISION FOR INCOME TAXES          3,471       3,886       8,797      10,094

NET INCOME                       $  5,664    $  5,899    $ 14,353    $ 16,470



Earnings per share               $    .21    $    .21    $    .51    $    .57


Weighted average number of shares
 and equivalents outstanding       27,422      28,733      28,101      29,056






* Including sales to related parties of $37,538 and $37,816 in the three months ended September 30, 1994 and 1993, respectively, and $108,943 and $112,073 in the nine months ended September 30, 1994 and 1993, respectively.





          See accompanying notes to consolidated financial statements.

                              TBC CORPORATION

                        CONSOLIDATED STATEMENTS OF

                            STOCKHOLDERS' EQUITY

                                (In thousands)

                                 (Unaudited)



                           Common Stock       Additional
                          Number of            Paid-In      Retained
                          Shares    Amount     Capital      Earnings    Total
Nine Months Ended
  September 30, 1993

BALANCE, JANUARY 1, 1993     29,032   $2,903    $10,593     $ 89,464  $102,960

  Net income for period                                       16,470    16,470

  Issuance of common stock
    under stock option and
    incentive plans              48        5        713           -        718

  Repurchase and retirement
    of common stock            (513)     (51)      (198)      (6,090)   (6,339)

  Tax benefit from exercise
    of stock options             -        -          22           -         22


BALANCE, SEPTEMBER 30, 1993  28,567   $2,857    $11,130     $ 99,844  $113,831



Nine Months Ended
  September 30, 1994

BALANCE, JANUARY 1, 1994     28,377   $2,838    $11,056     $102,656  $116,550

  Net income for period                                       14,353    14,353

  Issuance of common stock
    under stock option and
    incentive plans, net         20        2        131          -         133

  Repurchase and retirement
    of common stock          (2,037)    (204)      (806)     (20,508)  (21,518)

  Tax benefit from exercise
    of stock options            -        -           41          -          41


BALANCE, SEPTEMBER 30, 1994  26,360   $2,636    $10,422     $ 96,501  $109,559




          See accompanying notes to consolidated financial statements.

                               TBC CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                 (Unaudited)
                                                           Nine Months
                                                       Ended September 30,
                                                         1994        1993
OPERATING ACTIVITIES
   Net income                                         $ 14,353    $ 16,470

   Adjustments to reconcile net income to net cash
       provided by operating activities:
           Depreciation                                  3,164       2,993
           Amortization                                     80          88
           Deferred federal income taxes                  (366)         30
           Changes in operating assets and liabilities:
                 Receivables                           (33,171)    (30,758)
                 Inventories                             8,134          (3)
                 Other current assets                     (270)       (328)
                 Other assets                             (219)         -
                 Outstanding checks, net                 4,924       5,963
                 Accounts payable, trade                19,840        (982)
                 Federal and state income taxes
                   refundable or payable                   (47)        479
                 Other current liabilities                 322         101
                 Noncurrent liabilities                    531          -

                   Net cash provided by (used in)
                     operating activities               17,275      (5,947)

INVESTING ACTIVITIES
    Purchase of property, plant and equipment           (2,997)     (2,540)
    Other, net                                             336          14

              Net cash used in investing activities     (2,661)     (2,526)

FINANCING ACTIVITIES
    Net bank borrowings (repayments) under
        short-term borrowing arrangements                6,771      12,223
    Issuance of common stock under stock option and
        incentive plans, net                               133         718
    Repurchase and retirement of common stock          (21,518)     (6,339)

              Net cash provided by (used in)
              financing activities                     (14,614)      6,602

Decrease in Cash and Cash Equivalents                      -        (1,871)

CASH AND CASH EQUIVALENTS
    Balance - Beginning of period                          -         1,871

    Balance - End of period                            $   -      $    -


Supplemental Disclosures of Cash Flow Information:
    Cash paid for - Interest                           $   853    $  1,388
                  - Income taxes                         9,210       9,607

Supplemental Disclosure of Non-Cash Financing
    Activity:
      Tax benefit from exercise of stock options       $    41    $     22



           See accompanying notes to consolidated financial statements.

                              TBC CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)


1.  Financial Statement Presentation

        The consolidated balance sheet as of September 30, 1994, the consolidated statements of income for the three months and nine months ended September 30, 1994 and 1993, and the consolidated statements of stockholders' equity and cash flows for the nine months ended September 30, 1994 and 1993, have been prepared by the Company, without audit. It is Management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1994 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

        The total of earnings per share for each of the first three quarters of 1994 does not equal earnings per share for the nine months ended September 30, 1994, due to the distribution of earnings during the period and the decrease in shares outstanding during 1994.

3.  Other Assets

        Other assets consist of the following (in thousands):

                                               September 30,   December 31,
                                                    1994           1993

         Notes receivable                          $8,142         $5,458
         Intangible assets, net of amortization       685            546
         Other                                        -                4

                                                   $8,827         $6,008


        The notes receivable totals include a note for $4,897,000 from a former distributor. The maker of the note was discharged in 1991 in a proceeding under Chapter 11 of the Bankruptcy Code. The Company received distributions totaling $290,000 from the bankruptcy proceeding. The Company holds written guarantees of the distributor's account, absolute and continuing in form, signed by the principal former owners and officers of the distributor and their wives, upon which the Company filed suit in 1989. The defendants have pleaded various defenses based on, among other things, an alleged oral cancellation of the guarantees. The defendants have also filed a third-party complaint against the Company's former chief executive officer in which they claim the right to recover against him for any liability they may have to the Company. The Company believes, on the basis of applicable Tennessee law, that those defenses are invalid and that there is no merit to the third-party complaint. In

                              TBC CORPORATION

                                 (Unaudited)




3.  Other Assets (continued)


    October 1994, the court granted the Company's motion to exclude evidence of any oral cancellation of the guarantees. The date for trial has not yet been re-scheduled. The Company knows of no reason to believe that the defendants will be unable to pay any judgment that may be entered against them in the action.


4.  Supplemental Retirement Benefits


        The Company has an unfunded supplemental retirement plan for certain of its executive officers, to provide benefits in excess of amounts permitted to be paid by its defined benefit pension plan under current tax law. In addition, employment agreements with the Company's President and Chief Executive Officer and its former Chief Executive Officer include certain supplemental retirement provisions. During 1994, the Company determined that expenses should be recorded under these arrangements, and that the accumulated benefit obligation, which was previously unaccrued, should be reflected as a liability in the consolidated balance sheets until paid. As a result, expenses for the third quarter and first nine months of 1994 included supplemental retirement charges of $291,000 and $2,582,000, respectively. The accumulated benefit obligation as of September 30, 1994 was $531,000 and the projected benefit obligation was $647,000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




Financial Condition

     The Company's financial position and liquidity remain strong. Working capital was $86.3 million at September 30, 1994, compared to $95.1 million at December 31, 1993. Current accounts and notes receivable increased by $30.5 million due principally to seasonal sales fluctuations. Inventories declined by $8.1 million due to increased efforts to minimize inventory levels while maintaining high service levels. Other assets increased $2.8 million due primarily to the conversion of an amount due from one distributor from an account receivable to a collateralized note receivable. The composite total owed to banks and vendors, in the form of outstanding checks, notes payable to banks and accounts payable, increased by $31.5 million from December 31, 1993 to September 30, 1994. This increase, together with cash generated from operations, was sufficient to fund the above-noted increase in receivables, as well as the repurchase of 2,037,000 shares of common stock and normally recurring capital expenditures during the first nine months of 1994. Noncurrent liabilities at September 30, 1994, reflected the accrual of certain supplemental retirement benefits which were previously unaccrued.
See Note 4 to the consolidated financial statements.


Results of Operations

     Net sales declined 0.9% during the third quarter and 3.4% through the first nine months compared to the year-earlier levels. Sales of tires accounted for approximately 90% of total sales in the current quarter and 89% in the first nine months of 1994, compared to 89% in the third quarter of 1993 and 88% in the first nine months of 1993. Unit tire volume declined 0.8% in the current quarter and 1.2% in the year-to-date period, compared with prior year levels. The average tire sales price increased 1.0% in the third quarter but declined 0.6% in the first nine months, compared with the same periods in 1993 . Sales of non-tire products decreased in the third quarter and first nine months of 1994, due primarily to lower unit shipments of batteries.

     Cost of sales as a percentage of net sales increased from 90.9% in the third quarter of 1993 to 91.4% in the current quarter. For the year-to-date period, cost of sales increased slightly, from 90.5% of net sales in 1993 to 90.7% in 1994. Net product costs from suppliers in the third quarter and first nine months of 1993 were favorably affected by greater interest income on early payments to suppliers.

     Distribution expenses decreased 5.1% in the third quarter and 5.5% in the first nine months of 1994 compared to the year-earlier levels, due principally to decreases in labor and related costs.

     Selling and administrative expenses increased from the levels in the third quarter and first nine months of 1993, due principally to charges of $291,000 in the current quarter and $2,582,000 in the first nine months of 1994 for supplemental retirement benefits. See Note 4 to the consolidated financial statements.

    Net other income was higher in the third quarter and first nine months of 1994 compared to the year-earlier levels, due primarily to decreased interest expenses associated with lower bank borrowings.

    The Company's effective tax rate was 38.0% in both the third quarter and first nine months of 1994, compared to effective rates of 39.7% in the third quarter of 1993 and 38.0% in the first nine months of 1993. The enactment of a higher Federal tax rate during the third quarter of 1993 caused a higher effective rate during that quarter, since the new rate was applied retroactively to earnings since January 1, 1993.

PART II.  OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K



          (a)  Exhibits - See Index to Exhibits



          (b) No reports on Form 8-K were filed during the three months ended September 30, 1994.

                                 SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      TBC CORPORATION



October 17, 1994                      By  /s/ Ronald E. McCollough
                                      Ronald E. McCollough
                                      Senior Vice President Operations
                                      (principal accounting and
                                       financial officer)

                              INDEX TO EXHIBITS


                                                           Located at
                                                           Sequentially-
  Exhibit No.            Description                       Numbered Page



  (27)  FINANCIAL DATA SCHEDULE:


 27.1   Financial Data Schedule (as electronically
        filed on the Securities & Exchange Commission's
        EDGAR system) as of September 30, 1994 and for
        the nine months then ended......................           13