Form 10-K
period 1994-12-31
TBC CORP
filed 1995-02-07
CIK 718449

CONFORMED COPY


                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED              COMMISSION FILE NUMBER
   DECEMBER 31, 1994                      0-11579

                              TBC CORPORATION

     (Exact name of registrant as specified in its charter)

          DELAWARE                                 31-0600670
  (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)               Identification No.)

     4770 Hickory Hill Road
       Memphis, Tennessee                            38141
     (Address of principal                        (Zip Code)
       executive offices)

Registrant's telephone number, including area code: (901)363-8030

Securities registered pursuant to Section 12(b) of the Act:
                                    Name of each exchange
      Title of each class            on which registered

             None                            None

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes    X          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]



                 INDEX TO EXHIBITS  at page 32 of this Report











Aggregate market value of outstanding shares
     of  Common Stock, par value $.10, held by
     non-affiliates of the Company on December
     31,  1994 (for  purposes  of this  calcu-
     lation, 2,420,509 shares beneficially
     owned by  directors and  executive officers
     of the Company were treated as being held
     by affiliates of the Company).................  $220,717,377


Number of shares of Common Stock, par value $.10,
     outstanding at the close of business on
     December 31, 1994 ............................    26,281,847




                DOCUMENT INCORPORATED BY REFERENCE

TBC Corporation's Proxy Statement for its Annual Meeting of Stockholders to be held on April 20, 1995. Definitive copies of the Proxy Statement will be filed with the Commission within 120 days after the end of the Company's fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

                     _______________________

                                    PART I

Item 1. BUSINESS


        TBC Corporation was incorporated in Delaware in 1970 under the name THE Tire & Battery Corporation. It succeeded by merger to the business previously conducted by Cordovan Associates, Incorporated, a Virginia corporation. In 1983, the Company changed its name to TBC Corporation.

        The Company and its wholly-owned subsidiaries are principally engaged in the business of distributing automotive products in the automotive replacement market. Unless the context indicates otherwise, the term "Company" refers to TBC Corporation and its subsidiaries.

Products

        The Company's products are made to the Company's order by leading manufacturers and include tires, batteries, tubes, wheels, ride-control products, filters, brake parts, chassis parts, automotive service equipment and other products. Gross margin percentages on sales of tires and non-tire products do not differ significantly. Substantially all of the Company's products carry the Company's own brand names.

        The Company's Cordovan, Multi-Mile and Sigma brand lines of tires are three of the most complete lines in the replacement tire market, including tires for passenger, truck, farm, industrial, recreational and other applications. Sales of tires accounted for approximately 89% of the Company's total sales in 1994, 88% in 1993 and 87% in 1992. The Company believes it is the largest independent wholesale distributor of replacement tires in the United States.

        Other brands under which the Company's products are marketed include Grand Prix, Grand Am, Grand Spirit, Wild Spirit, Grand Sport, Aqua-Flow, Power King, Harvest King, and Astro-Lite.

Marketing and Distribution

        The Company distributes its products other than those sold through its Battery Associates, Inc. subsidiary ("TBC products") through a nationwide network of distributors, some of which act as wholesalers, some of which operate retail outlets, and some of which function as both wholesalers and retailers. The loss of any major distributor of TBC products could have a material adverse effect upon the Company's business pending the Company's establishment of a replacement distributor.

        Through its distributors and their customers, the Company estimates that TBC products are sold by over 20,000 retail outlets. The retail outlets handling TBC products consist primarily of independent tire dealers.

        Battery Associates, Inc. distributes batteries and related products for automobiles, trucks, motorcycles and other uses through its own nationwide distribution network of approximately 140 wholesale and retail distributors.

Major Customers

        The Company's ten largest distributors accounted for 52% of the Company's gross sales in 1994. Sales to Carroll's, Inc., Hapeville, Georgia, excluding sales to distributors which operate under arrangements with and may pay compensation to Carroll's, represented 15% of the Company's gross sales (16% of net sales) in 1994. No distributor other than Carroll's individually accounted for more than 10% of the Company's 1994 gross sales. See Item 13 of this Report for additional information concerning major customers.

Suppliers

        The Company purchases its products, in finished form, from a number of major rubber companies, battery manufacturers and other suppliers to the automotive replacement market. Since the Company owns the brand names under which most of its products are sold and, in the case of tires, many of the molds in which they are made, the Company can choose the manufacturing resource for each product in its line. The Company has not heretofore experienced any difficulty in purchasing products in quantities needed by it, but there can be no assurance that such difficulties will not be encountered in the future.

       The Kelly-Springfield Tire Company, a subsidiary of Goodyear Tire and Rubber Company, has been a supplier to the Company since 1963. Kelly-Springfield manufactured more than half of the tires purchased by the Company in 1994, pursuant to a supply agreement entered into in 1977 and a 10-year commitment signed in March 1994. The Company also has written contracts with certain other suppliers.

Trademarks

       Substantially all of the Company's products carry the Company's own brand names.

       The ability to offer products under recognized trademarks represents an important marketing advantage in the automotive replacement industry, and the Company regards its trademarks as valuable assets of its business. The Company holds federal registrations for substantially all of its trademarks.

Seasonality and Inventory

       The Company normally experiences its highest level of sales in the second and third quarters of each year, with the first quarter exhibiting the lowest level. Since 1990, first quarter sales have represented, on the average, approximately 22% of annual sales; the second and third quarters approximately 26% and 28%, respectively; and the fourth quarter approximately 24%. The Company's inventories generally fluctuate with anticipated seasonal sales volume.

        Orders for the Company's products are usually placed with the Company by telephone, facsimile or computer transmission. Orders for TBC products are filled either out of the Company's inventory or by direct shipment to the customer from the manufacturers' plants at TBC's request. Sales made by Battery Associates to its distributors are made by direct shipments to customers from the manufacturers' plants at Battery Associates' request.

        Since distributors look to the Company to fulfill their needs on short notice, the Company maintains a large inventory of products. The average of beginning and end-of-year inventories was $41,500,000 in 1994. The Company's inventory turn rate (cost of sales, including the cost of direct shipments from manufacturers to distributors, divided by average inventory) was 12.0 for 1994.

Competition

       The industry in which the Company operates is highly competitive, and many of the Company's competitors are significantly larger and have greater financial and other resources than the Company. The Company's direct competitors at its level of distribution are the manufacturers, including its own suppliers, and independent distributors of the products it sells. Indirectly, the Company also competes against tire company stores, chain and department stores, warehouse clubs, oil companies and automotive product retailers, since retailers selling the Company's products must compete against the products offered by other retailers. The Company believes it is able to compete successfully in its industry because of its ability to offer products under recognized brand names, its efficient distribution systems, and its good relationships with its distributors and suppliers.

Employees

       As  of  December 31,  1994,  the  Company employed  215  persons.   The
Company considers  its employee relations to  be satisfactory.   The Company's
employees are not currently represented by a union.

Item 2.  PROPERTIES

       The Company's executive offices and warehouse distribution facilities, which total approximately 1,300,000 square feet under roof, are located in Memphis, Tennessee. The Company owns the office building and one of its warehouses. One warehouse is leased under an agreement expiring in 2005 and two other warehouses are leased under agreements expiring in 2000. Battery Associates, Inc. owns its facilities, which are also located in Memphis.

Item 3.  LEGAL PROCEEDINGS

       The Company is a defendant in a number of personal injury lawsuits based upon alleged defects in products sold by the Company. Such actions are commonplace in the automotive replacement business, particularly with respect to tires. The Company believes that in substantially all such cases it is covered by its manufacturers' indemnity agreements or their product liability insurance. The Company also maintains its own product liability insurance.


Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The  following  table  presents  certain  information  concerning  the executive officers of the Company. The term of office of all executive officers of the Company is until the next Annual Meeting of Directors (April 20, 1995) or until their respective successors are elected.

                                        Capacities in which
                                        Individual Serves
       Name               Age              the Company

Louis S. DiPasqua         60            President and Chief
                                        Executive Officer

Kenneth P. Dick           48           Senior Vice President
                                       Sales

Bob M. Hubbard            60           Senior Vice President
                                       Purchasing and Engineering

Ronald E. McCollough      54           Senior Vice President
                                       Operations

Larry D. Coley            37           Vice President and
                                       Controller

Charles B. Quinn, Jr.     46           Vice President and
                                       Treasurer

       Mr. DiPasqua has been Chief Executive Officer since July 1994, and President since joining the Company in 1991. Mr. DiPasqua has been a director since 1991 and served as the Company's Chief Operating Officer from 1991 until July 1994. From 1989 until 1991, Mr. DiPasqua was Vice President, Replacement Tire Sales and Marketing for the Goodyear Tire & Rubber Company and prior to that was President and Chief Executive Officer of Kelly Springfield Tire Company, a wholly-owned subsidiary of Goodyear. From 1984 to 1988, Mr. DiPasqua was Chairman and Managing Director of Goodyear Great Britain.

       Mr. Dick has served as Senior Vice President Sales of the Company since 1988. From 1982 until his election as Senior Vice President Sales, Mr. Dick served as Vice President Sales of the Company. Mr. Dick joined the Company in 1971, and from 1980 until 1982, served as Sales Manager of the Company.


       Mr. Hubbard was elected Senior Vice President Purchasing and Engineering of the Company in 1982. From 1973 until his election as a Senior Vice President, Mr. Hubbard was Vice President Purchasing and Quality Assurance of the Company.

       Mr. McCollough has been Senior Vice President Operations of the Company since 1982 and served as Controller of the Company from 1973 to 1985. From 1978 until his election as a Senior Vice President, Mr. McCollough was also Vice President Operations of the Company.

       Mr. Coley has  been a Vice President of  the Company since 1993 and the
Controller  of the  Company since  1989.   Prior  to that,  Mr. Coley  was the
Company's Manager of Financial Reporting.

       Mr. Quinn has been a Vice President of the Company since 1982 and the Treasurer of the Company since 1980.

                                   PART II


Item 5.      MARKET  FOR REGISTRANT'S  COMMON  EQUITY AND  RELATED STOCKHOLDER
             MATTERS



        The Common Stock of the Company is traded on The Nasdaq Stock Market under the symbol TBCC. As of December 31, 1994, the Company had approximately 6,000 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings. The Company did not declare any cash dividends during 1994 or 1993.

        The following table sets forth for the periods indicated the high and low sale prices for the Company's Common Stock as reported by the Nasdaq National Market.



                                                      Price Range

                                                    High        Low
        Quarter ended

          03/31/93............                     18.25        15.50

          06/30/93............                     18.25        11.25

          09/30/93............                     14.25        11.75

          12/31/93............                     13.25        10.25

          03/31/94............                     13.88        11.25

          06/30/94............                     13.50        11.50

          09/30/94............                     11.75         9.38

          12/31/94............                     10.25         8.50

Item 6.    SELECTED FINANCIAL DATA


           Set forth below is selected financial information of the Company for each year in the five-year period ended December 31, 1994. The selected financial information should be read in conjunction with the consolidated financial statements of the Company and notes thereto which appear elsewhere in this Report. The Company did not declare any cash dividends during the five-year period ended December 31, 1994.


                        Year ended December 31,

                                1994      1993      1992      1991      1990

INCOME STATEMENT
DATA (1):

Net sales .............       $551,920  $568,700  $569,508  $499,469  $498,912

Net income ............         19,546    21,375    22,474    17,667    16,604

Earnings per share (2).            .71       .74       .76       .59       .52

Average shares
    and equivalents
    outstanding (2)....         27,683    28,945    29,584    30,106    31,772


BALANCE SHEET
DATA (1):


Total assets ..........       $169,682  $166,746  $176,859  $135,284  $136,920

Working capital .......         91,279    95,114    80,630    71,959    65,910

Long-term debt.........            -         -         -         -         -

Stockholders' equity ..        113,983   116,550   102,960    90,370    76,663





(1) In thousands except per share amounts.

(2) Reflects 3-for-2 stock splits effective November 15, 1991 and
    December 11, 1992.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


1994 Compared to 1993:

        Net sales for 1994 were $551.9 million, a 3.0% decrease from 1993 net sales of $568.7 million. Sales of tires accounted for approximately 89% of total sales in 1994 compared to 88% in 1993. Tire sales declined 1.5%, the result of a 1.7% decrease in unit tire shipments partially offset by a 0.2% increase in the average tire sales price. The reduction in sales of non-tire products was primarily due to lower unit shipments of batteries.

        Cost of sales as a percentage of net sales increased from 90.4% in 1993 to 90.6% in 1994, due to higher net product costs from suppliers and an increase in shipments direct from manufacturers rather than through the Company's distribution facilities.

        Distribution expenses decreased 9.2% in 1994 compared to 1993, due principally to decreases in labor and related costs.

        Selling and  administrative expenses  increased from  the 1993  level,
due  primarily  to   charges  of  $2.5  million  for  supplemental  retirement
benefits.  See Note 6 to the consolidated financial statements.

        Net other income was higher in 1994 than in 1993, due primarily to decreased interest expenses associated with lower bank borrowings.


1993 Compared to 1992:

        Net sales for 1993 totaled $568.7 million, relatively unchanged from the $569.5 million in net sales reported for 1992. Tire sales increased 0.8%, due to a 1.5% increase in the average tire sales price, which more than offset a 0.7% decline in unit tire shipments. Sales of tires accounted for approximately 88% of total sales in 1993 compared to 87% in 1992. The reduction in sales of non-tire products was principally due to lower unit shipments of batteries.

        Cost of sales as a percentage of net sales increased from 90.1% in 1992 to 90.4% in 1993, due to higher net product costs from suppliers. This factor more than offset the favorable effects of marketing programs implemented in 1993 that shifted the Company's sales toward shipments through the Company's distribution facilities rather than direct from manufacturers.

        Distribution expenses increased 18.1% in 1993 compared to 1992, due principally to an expansion completed in late 1992 to accommodate the planned increase in shipments through the Company's distribution facilities.

        Selling and administrative expenses decreased 17.8% in 1993 compared to 1992, due primarily to lower compensation-related expenses, which included a decrease in the provision for stock appreciation rights.

        Net other income was lower in 1993 than in 1992, due principally to an increase in net interest expense.




LIQUIDITY AND CAPITAL RESOURCES

        The Company's financial position and liquidity remain strong. Working capital at December 31, 1994 was $91.3 million compared to $95.1 million at the end of 1993. The Company's current ratio was 2.66 at the end of 1994 compared to 2.89 at December 31, 1993.

        The Company has lines of credit available totaling $59.5 million, as well as $20 million available under a bank revolving loan. At December 31, 1994, borrowings under these arrangements totaled $25.8 million. The Company had no long-term debt at the end of 1994. Capital expenditures, primarily for tire molds, totaled $3.6 million in 1994 and $3.1 million in 1993. The Company expects to fund 1995 day-to-day operating expenses and normally recurring capital expenditures out of operating funds and its present financial resources. The Company had no material commitments for capital expenditures at the end of 1994.

        Cash generated by operations, together with the available credit arrangements, enabled the Company to fund stock repurchases totaling $22.3 million in 1994 and $8.5 million in 1993, as well as the above-mentioned capital expenditures. The latest repurchase plan, approved by the Board of Directors on August 26, 1994, authorized the repurchase of a total of 1,500,000 shares of common stock in market and other transactions, of which approximately 268,000 shares had been repurchased as of the end of 1994.

        Included in other assets at December 31, 1994 and 1993 is a promissory note receivable of $4,897,000 from a former distributor. (See
Note 3 to the Consolidated Financial Statements for a discussion of the legal proceedings relative to that receivable.) Other assets increased $2.7 million during 1994, due primarily to the conversion of an amount due from one distributor from an account receivable to a collateralized note receivable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary financial information required by this Item 8 are included on the following 12 pages of this Report.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders
TBC Corporation

        We have audited the accompanying consolidated balance sheets of TBC Corporation and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TBC Corporation and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.



                                    COOPERS & LYBRAND L.L.P.



Memphis, Tennessee
January 27, 1995

                               TBC CORPORATION

                         CONSOLIDATED BALANCE SHEETS



                                (In thousands)

                                    ASSETS


                                                            December 31,

                                                        1994           1993

CURRENT ASSETS


   Accounts and notes receivable, less
     allowance for doubtful accounts
     of $7,069 in 1994 and $7,828 in 1993:
       Related parties                                $ 13,557      $ 14,207
       Other                                            88,221        83,743

       Total accounts and notes receivable             101,778        97,950

   Inventories                                          39,754        43,313

   Refundable federal and state income taxes               383           -
   Deferred federal income taxes                         1,928         2,166
   Other current assets                                  2,482         1,881

       Total current assets                            146,325       145,310

PROPERTY, PLANT AND EQUIPMENT, AT COST

   Land and improvements                                 1,560         1,545
   Buildings                                             8,438         8,503

   Equipment                                            16,943        16,370
   Furniture and fixtures                                2,101         1,606
   Leasehold improvements                                  600           600
                                                        29,642        28,624
   Less accumulated depreciation                        15,020        13,196

       Total property, plant and equipment              14,622        15,428


OTHER ASSETS                                             8,735         6,008



TOTAL ASSETS                                          $169,682      $166,746





   The accompanying notes are an integral part of the financial statements.

                               TBC CORPORATION

                         CONSOLIDATED BALANCE SHEETS



                                (In thousands)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                         December 31,

                                                     1994           1993


CURRENT LIABILITIES

   Outstanding checks, net                        $  4,257       $    981

   Notes payable to banks                           25,780         26,091

   Accounts payable, trade                          20,763         18,482

   Federal and state income taxes payable               -              84

   Other current liabilities                         4,246          4,558

       Total current liabilities                    55,046         50,196




NONCURRENT LIABILITIES                                 653             -





STOCKHOLDERS' EQUITY

   Common stock, $.10 par value,
      shares issued and outstanding -
      26,281,847 in 1994 and
      28,377,020 in 1993                             2,628          2,838

   Additional paid-in capital                       10,391         11,056


   Retained earnings                               100,964        102,656

       Total stockholders' equity                  113,983        116,550


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $169,682       $166,746







   The accompanying notes are an integral part of the financial statements.

                               TBC CORPORATION

                      CONSOLIDATED STATEMENTS OF INCOME



                   (In thousands, except per share amounts)




                                               Years ended December 31,



                                            1994         1993        1992

NET SALES*                                $551,920     $568,700    $569,508

COSTS AND EXPENSES

      Cost of sales                        500,085      514,174     513,334
      Distribution                           8,010        8,825       7,475
      Selling and administrative            14,158       11,991      14,596
      Other (income) expense - net          (1,764)       (915)      (1,476)


         Total costs and expenses           520,489     534,075     533,929

INCOME BEFORE INCOME TAXES                   31,431      34,625      35,579


PROVISION FOR INCOME TAXES                   11,885      13,250      13,105

NET INCOME                                 $ 19,546    $ 21,375    $ 22,474



Earnings per share                         $    .71    $    .74    $    .76



Weighted average number of shares
    and equivalents outstanding              27,683      28,945      29,584







* Including sales to related parties of $135,786, $140,343 and $149,505 in the years ended December 31, 1994, 1993 and 1992, respectively.





  The accompanying notes are an integral part of the financial statements.

                               TBC CORPORATION

                          CONSOLIDATED STATEMENTS OF

                             STOCKHOLDERS' EQUITY

                                (In thousands)



                             Years ended December 31, 1992, 1993 and 1994

                                 Common Stock     Additional
                             Number of              Paid-In   Retained
                              Shares     Amount    Capital    Earnings  Total

BALANCE, JANUARY 1, 1992       19,847   $1,985   $ 9,690    $ 78,695  $ 90,370

  Net income for year                                         22,474    22,474

  Issuance of common stock
    under stock option and
    incentive plans, net          261       26     1,234         -       1,260

  Repurchase and retirement
    of common stock              (754)     (76)     (339)    (11,705)  (12,120)

  Effect of 3-for-2 stock split
    on December 11, 1992        9,678      968      (970)        -          (2)

  Tax benefit from exercise of
    stock options                  -        -        978         -         978

BALANCE, DECEMBER 31, 1992     29,032    2,903    10,593      89,464   102,960

  Net income for year                                         21,375    21,375

  Issuance of common stock
    under stock option and
    incentive plans                48        5       713         -         718

  Repurchase and retirement
    of common stock              (703)     (70)     (272)     (8,183)   (8,525)

  Tax benefit from exercise of
    stock options                  -         -        22         -          22

BALANCE, DECEMBER 31, 1993     28,377     2,838   11,056     102,656   116,550

  Net income for year                                         19,546    19,546

  Issuance of common stock
    under stock option and
    incentive plans                20         2      131         -         133

  Repurchase and retirement
    of common stock            (2,115)     (212)    (837)    (21,238)  (22,287)

  Tax benefit from exercise of
    stock options                  -          -       41         -          41

BALANCE, DECEMBER 31, 1994     26,282     $2,628 $10,391    $100,964  $113,983


The accompanying notes are an integral part of the financial statements.

                               TBC CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                    Years ended December 31,

                                                    1994      1993     1992
Operating Activities:
   Net income                                    $ 19,546  $ 21,375   $ 22,474

   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                4,012     3,838      3,197
        Amortization                                   86       105         71
        Deferred federal income taxes                 238       839       (717)
        Changes in operating assets
          and liabilities:
            Receivables                            (6,270)    1,981    (16,273)
            Inventories                             3,559     4,768    (20,193)
            Other current assets                     (601)     (240)       245
            Other assets                             (375)      -          -
            Outstanding checks, net                 3,276       981        -
            Accounts payable, trade                 2,281   (13,674)     6,163
            Federal and state income taxes
             refundable or payable                   (426)     (771)       265
            Other current liabilities                (312)   (2,694)     1,785
            Noncurrent liabilities                    653       -          -

        Net cash provided by (used in)
          operating activities                     25,667    16,508     (2,983)

Investing Activities:
   Purchase of property, plant and equipment       (3,580)   (3,078)    (6,800)
   Other                                              378        29        286

        Net cash used in investing activities      (3,202)   (3,049)    (6,514)

Financing Activities:
   Net bank borrowings (repayments) under
     short-term borrowing arrangements               (311)   (7,523)    21,969
   Issuance of common stock under stock option
     and incentive plans, net of repurchase           133       718      1,260
   Repurchase and retirement of common stock      (22,287)   (8,525)   (12,120)

        Net cash provided by (used in)
          financing activities                    (22,465)  (15,330)    11,109

Increase (decrease) in cash and cash equivalents      -      (1,871)     1,612

Cash and cash equivalents:
   Balance - Beginning of year                        -       1,871        259

   Balance - End of year                         $    -    $    -     $  1,871


Supplemental Disclosures of Cash Flow Information:
   Cash paid for - Interest                      $  1,324  $  1,844   $  1,101
                 - Income Taxes                    12,073    13,182     13,557

Supplemental Disclosure of Non-Cash Financing
  Activity:
    Tax benefit from exercise of stock options   $     41  $     22   $    978


The accompanying notes are an integral part of the financial statements.

                               TBC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

        Principles of consolidation - The accompanying financial statements include the accounts of TBC Corporation and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated.

        Cash equivalents - Cash equivalents consist of short-term, highly liquid investments which are readily convertible into cash.

        Inventories - Inventories, consisting of automotive products held for resale, are valued at the lower of cost (principally last in-first out) or market. Current costs of inventories exceeded the LIFO value by $5,746,000 and $4,973,000 at December 31, 1994 and 1993, respectively.

        Revenue recognition - Sales are recognized upon shipment of products. Estimated costs of returns and allowance are accrued at the time products are shipped.

        Interest on early payments to suppliers for product - Interest income associated with early payments to suppliers for product is recorded as a reduction of product cost. The portion of this interest which was included in the statements of income as a reduction to cost of sales represented 1.44% of net sales in 1994, 1.45% in 1993 and 1.43% in 1992.

        Concentrations of credit risk - The Company sells its products to distributors in the automotive replacement market. The Company performs ongoing credit evaluations of its customers and typically requires some form of security, including collateral, guarantees or other documentation. The Company maintains allowances for potential credit losses. The Company maintains cash balances with financial institutions who maintain high credit ratings. The Company has not experienced any losses with respect to bank balances in excess of government-provided insurance.

        Standard warranty - The costs of anticipated adjustments for defective workmanship and materials that are the responsibility of the Company are estimated and charged to expense currently.

        Property,  plant and  equipment  -  Depreciation  is computed  on  the straight-line method over 3-20 years. Amounts expended for maintenance and repairs are charged to operations, and expenditures for major renewals and betterments are capitalized. When property, plant and equipment is retired or otherwise disposed of, the related gain or loss is included in operations.

        Income taxes - In 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, the Company follows the liability approach of accounting for income taxes as prescribed by SFAS No. 109. Prior to 1993, the Company used the deferred method of accounting for income taxes. The cumulative effect of applying SFAS No. 109 was not material.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Earnings per share - Earnings per share have been computed by dividing net income by the weighted average number of shares of common stock and equivalents outstanding, as restated for shares issued in the 3-for-2 stock split effective December 11, 1992. Common stock equivalents included in the computation represent shares issuable upon assumed exercise of stock options, which would have a dilutive effect in the respective years. Fully diluted earnings per share did not significantly differ from primary earnings per share in the years presented.


2.  RELATED PARTY TRANSACTIONS

        The Company's operations, consisting of the distribution of products for the automotive replacement market, are managed through the Board of Directors, members of which owned or are affiliated with companies which owned approximately 9% of the Company's common stock at December 31, 1994. Sales to distributors represented on the Board, including affiliates of such distributors, accounted for approximately 25% of the Company's net sales during 1994 and 1993 and 26% in 1992. One distributor accounted for approximately 16% of net sales in 1994 and 1993 and 17% during 1992. Accounts receivable resulting from transactions with related parties are presented separately in the balance sheets.


3.  OTHER ASSETS

        Other assets consist of the following (in thousands):

                                                          December 31,

                                                        1994        1993

   Notes receivable                                   $7,900      $5,458
   Intangible assets, net of amortization                835         546
   Other                                                 -             4

                                                      $8,735      $6,008


       The notes receivable totals include $4,897,000 from a former distributor. The maker of the note was discharged in 1991 in a proceeding under Chapter 11 of the Bankruptcy Code. The Company received distributions totaling $290,000 from the bankruptcy proceeding. The Company holds written guarantees of the distributor's account, absolute and continuing in form, signed by the principal former owners and officers of the distributor and their wives, upon which the Company filed suit in 1989. The defendants have pleaded various defenses based on, among other things, an alleged oral cancellation of the guarantees. The defendants have also filed a third party complaint against the Company's former chief executive officer in which they claim the right to recover against him for any liability they may have to the

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


3.  OTHER ASSETS (Continued)

Company. The Company believes, on the basis of applicable Tennessee law, that those defenses are invalid and that there is no merit to the third-party complaint. In October 1994, the Court granted the Company's motion to exclude evidence of any oral cancellation of the guarantees. The Court's order has been appealed and no date for trial has been scheduled. The Company knows of no reason to believe that the defendants will be unable to pay any judgment that may be entered against them in the action.

4.  SHORT-TERM FINANCING AGREEMENTS

       The Company has lines of credit for short-term borrowings totaling $59,500,000, bearing interest at a negotiated rate not to exceed prime. In addition, the Company may borrow up to $20,000,000 under a bank revolving loan. The unused amount under these arrangements at December 31, 1994 was $53,720,000. The weighted average interest rate on short-term borrowings at December 31, 1994 and 1993 was 7.23% and 4.16%, respectively.

5.  INCOME TAXES

       Income taxes provided for the years ended December 31, 1994, 1993 and 1992 were as follows (in thousands):

                                                 1994      1993       1992
       Current:
           Federal                              $10,349   $11,095   $12,425
           State                                  1,298     1,316     1,397
                                                 11,647    12,411    13,822
       Deferred - Federal                           238       839      (717)

                                                $11,885   $13,250   $13,105

       In 1994 and 1993, the provision for deferred income taxes is based on the liability method prescribed by Statement of Financial Accounting Standards No. 109 and represents the change in the Corporation's deferred income tax asset during the year, including the effect of enacted tax rate changes. Deferred income taxes arise from temporary differences between the tax basis of the Company's assets and liabilities and their reported amounts in the financial statements. The net deferred income tax assets in the financial statements at December 31, 1994 and 1993 included approximately $2,474,000 and $2,740,000, respectively, related to the allowance for doubtful accounts and notes.

       In 1992, the provision for deferred income taxes represented the tax effect of differences in the timing of income and expense recognition for tax and financial reporting purposes. Components of the provision for deferred income taxes included depreciation, the provision for doubtful accounts and notes, deferred compensation, stock appreciation rights, pension cost and standard warranty. None of these differences individually had a material effect on the provision for income taxes in 1992.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.  INCOME TAXES (Continued)

       The difference between the Company's effective income tax rate and the statutory U. S. Federal income tax rate is reconciled as follows:
                                                  1994      1993      1992

       Statutory U.S. Federal rate                35.0%     35.0%     34.0%
       State income taxes                          2.7       2.5       2.6
       Other                                        .1        .8        .2

       Effective tax rate                         37.8%     38.3%     36.8%

       Tax benefits related to the exercise of certain stock options were credited to additional paid-in capital and were not included in the provision for income taxes for financial statement purposes.

6.  RETIREMENT PLANS
       The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's final compensation. The Company's present funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. This amount is computed using a different actuarial cost method and different assumptions from those used for financial reporting purposes.

       The following table sets forth the defined benefit pension plan's funded status and amounts recognized in the Company's balance sheets (in thousands):
                                                             December 31,

                                                          1994        1993
   Actuarial present value of accumulated
       benefit obligations, including
       vested benefits of $2,863 in 1994
       and $3,538 in 1993                               $(3,202)    $(3,917)

   Actuarial present value of projected
   benefit obligations for service
       rendered to date                                 $(4,553)    $(5,442)

   Plan assets at fair value, primarily
       listed stocks and U.S. bonds                       5,247       6,419

   Plan assets over (under) projected
       benefit obligation                                   694         977

   Unrecognized net loss (gain)
   from experience different from
       that assumed                                       1,485         802

   Unrecognized net assets at January 1,
       1994 and 1993, being recognized
       over 15.53 years                                    (108)       (173)

   Unrecognized prior service cost                          170         185

   Prepaid pension cost                                 $ 2,241     $ 1,791

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


6.  RETIREMENT PLANS (Continued)

           The net expense for the defined benefit pension plan for 1994, 1993 and 1992 included the following (in thousands):

                                            1994        1993         1992

     Service cost                          $  319      $  289       $  278
     Interest cost                            375         356          320
     Return on plan assets                     (2)       (862)        (323)
     Net amortization and deferral           (633)        291         (178)

                                           $   59      $   74       $   97


       The weighted average discount rate and rate of increase in future compensation levels used in determining the 1994 actuarial present value of the projected benefit obligation were 8% and 5%, respectively. The expected long-term rate of return on assets was 10%.

       The Company also has an unfunded supplemental retirement plan for certain of its executive officers, to provide benefits in excess of amounts permitted to be paid by its defined benefit pension plan under current tax law. In addition, supplemental retirement provisions are included in the employment agreement of the Company's President and Chief Executive Officer and were included in the former Chief Executive Officer's employment agreement. During 1994, the Company determined that expenses should be recorded under these arrangements, and that the accumulated benefit obligation, which was previously unaccrued, should be reflected as a liability in the consolidated balance sheets until paid. As a result, expenses for 1994 included supplemental retirement charges of $2,548,000. At December 31, 1994, the projected benefit obligation was $1,362,000 and the accumulated benefit obligation, which was reflected as a noncurrent liability, totaled $653,000.

       In 1994, the Company adopted an employee savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all of its employees. Contributions made by the Company to the 401(k) plan are based on a specified percentage of employee contributions. The expense recorded in 1994 for the Company's contributions totaled $39,000.


7.  STOCKHOLDERS' EQUITY

       The Company is authorized to issue 50,000,000 shares of $.10 par value common stock. In addition, 2,500,000 shares of $.10 par value preferred stock are authorized, none of which were outstanding at December 31, 1994 or 1993.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7.  STOCKHOLDERS' EQUITY (Continued)

       The Company has a 1983 stock option plan ("1983 Plan") and a 1989 stock incentive plan ("1989 Plan"). The 1989 Plan effectively replaced the 1983 Plan; however, all options and stock appreciation rights outstanding under the 1983 Plan remain in full force and effect. The 1989 Plan provides for the grant of options to purchase shares of the Company's common stock to officers and other key employees of the Company upon terms and conditions determined by a committee of the Board of Directors. The committee may also grant stock appreciation rights, either singly or in tandem with stock options, which entitle the holder to benefit from market appreciation in the Company's common stock without requiring any payment on the part of the holder.

       The 1989 Plan also authorizes the committee to grant performance awards and restricted stock awards to officers and other key employees. Additionally, the 1989 Plan provides for the annual grant of restricted stock with a market value of $5,000 to each non-employee director of the Company. Each of these shares of restricted stock is accompanied by four options, which are only exercisable under certain conditions and the exercise of which results in the forfeiture of the associated share of restricted stock. The options expire in one-third increments as the associated restricted stock vests. Such tandem options are not included in the totals shown below for outstanding options.

       At December 31, 1993, the Company had options for 457,243 shares outstanding, with exercise prices equal to market value on the date of grant, ranging from $1.48 to $12.13 per share. No options were granted during 1994. Options for 15,874 shares were exercised in 1994 at prices ranging from $5.03 to $6.55 per share, and options for 2,829 shares were forfeited. At December 31, 1994, options for 438,540 shares were outstanding with exercise prices ranging from $1.48 to $12.13 per share. Stock appreciation rights for options on 63,280 shares were outstanding at December 31, 1994 and 1993. Amounts included in the statements of income relating to stock appreciation rights included credits of $198,000 in 1994 and $162,000 in 1993 and a charge of $540,000 in 1992.

       The Company has a Stockholder Rights Plan whereby outstanding shares of the Company's common stock are accompanied by preferred stock purchase rights. The rights become exercisable ten days after either a person or group has acquired 20% or more of the Company's common stock or the commencement of a tender offer which would result in the offeror's ownership of 30% or more of TBC's common stock. Under defined circumstances, the rights allow TBC stockholders to purchase stock in either the Company or an acquiring company at a price less than the market price. The rights expire on July 31, 1998 unless redeemed at an earlier date.

        In 1994 and 1993, shares of the Company's common stock were repurchased and retired under plans approved by the Board of Directors. The latest plan, approved on August 26, 1994, authorized the repurchase of 1,500,000 shares in market and other transactions. As of December 31, 1994, approximately 268,000 shares had been repurchased under this plan.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


8.  LEASES

       Rental expense of $2,160,000, $2,149,000 and $1,512,000 was  charged to operations in 1994, 1993 and 1992, respectively. Minimum noncancelable real property lease commitments at December 31, 1994, were as follows (in thousands):

          Year                          Amount

          1995                         $ 2,029
          1996                           1,981
          1997                           2,141
          1998                           1,179
          1999                           1,179
          Thereafter through 2005        6,094

                                       $14,603

       The commitments relate substantially to distribution facilities in Memphis, Tennessee. In addition to the above rental payments, the Company is obligated in some instances to pay real estate taxes, insurance and certain maintenance.




SUPPLEMENTARY DATA:

QUARTERLY FINANCIAL INFORMATION

   Unaudited quarterly results for 1994 and 1993 are summarized as follows:

             (In thousands, except per share amounts)

                              First      Second      Third      Fourth
                             Quarter     Quarter    Quarter     Quarter
1994

Net sales                   $133,780   $132,925    $157,513    $127,702
Cost of sales                120,963    119,988     143,929     115,205
Net income                     5,086      3,603       5,664       5,193
Earnings per share*         $    .18   $    .13    $    .21    $    .20

1993

Net sales                   $125,665   $154,398    $159,005    $129,632
Cost of sales                112,319    140,253     144,569     117,033
Net income                     5,020      5,551       5,899       4,905
Earnings per share          $    .17   $    .19    $    .21    $    .17


* The total of earnings per share for each of the quarters of 1994 does not equal earnings per share for the year ended December 31, 1994, due to the decrease in average shares outstanding.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.



                                   PART III


Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Except for information concerning executive officers of the Company which is set forth in Part I of this Report, the information required by this
Item 10 is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 1995, and is incorporated herein by this reference.


Item 11.     EXECUTIVE COMPENSATION

        The information required by this Item 11 is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 1995, and, with the exception of the information disclosed in the Proxy Statement pursuant to Item 402(k) or 402(l) of Regulation S-K, is incorporated herein by this reference.


Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 12 is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 1995, and is incorporated herein by this reference.


Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 20, 1995, and is incorporated herein by this reference.

                                   PART IV



Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
        REPORTS ON FORM 8-K

        (a)  (1)  FINANCIAL STATEMENTS

        The following items, including consolidated financial statements of the Company, are set forth at Item 8 of this Report:

        Report of Independent Certified Public Accountants

             Consolidated Balance Sheets - December 31, 1994, and 1993

             Consolidated Statements of Income - Years ended December 31, 1994, 1993, and 1992

             Consolidated Statements of Stockholders' Equity - Years ended December 31, 1994, 1993 and 1992

             Consolidated Statements of Cash Flows - Years ended December 31, 1994, 1993, and 1992

             Notes to Consolidated Financial Statements

        (a)  (2)  FINANCIAL STATEMENT SCHEDULES

             Report of Independent Certified Public Accountants (at p. 30 of this Report)

             Schedule VIII -     Valuation  and qualifying accounts  (at p. 31
                                 of this Report)

             All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

        (a)  (3)  EXHIBITS

        See INDEX to EXHIBITS included at p. 32 of this Report

        (b)  REPORTS ON FORM 8-K

        The Company did not file any Reports on Form 8-K during the quarter ended December 31, 1994.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TBC Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Memphis, Tennessee, on this 3rd day of February, 1995.

            TBC CORPORATION


            By:    /s/ LOUIS S. DiPASQUA
                      Louis S. DiPasqua
                      President and Chief
                      Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of TBC Corporation and in the capacities and on the dates indicated:


           Name                     Title                  Date


/s/ LOUIS S. DiPASQUA         President, Chief         February 3, 1995
Louis S. DiPasqua             Executive Officer
                              and Director

/s/ RONALD E. McCOLLOUGH      Senior Vice President    February 3, 1995
Ronald E. McCollough          Operations (principal
                              accounting and
                              financial officer)





* MARVIN E. BRUCE             Chairman of the Board    February 3, 1995
Marvin E. Bruce               of Directors



* ROBERT E. CARROLL, JR.      Director                 February 3, 1995
Robert E. Carroll, Jr.



* ROBERT H. DUNLAP            Director                 February 3, 1995
Robert H. Dunlap

* STANLEY A. FREEDMAN                Director          February 3, 1995
Stanley A. Freedman



* DWAIN W. HIGGINBOTHAM              Director          February 3, 1995
Dwain W. Higginbotham



* RICHARD A. McSTAY                  Director          February 3, 1995
Richard A. McStay



* ROBERT M. O'HARA                   Director          February 3, 1995
Robert M. O'Hara



* NICHOLAS F. TAUBMAN                Director          February 3, 1995
Nicholas F. Taubman



        * The undersigned by signing his name hereto does sign and execute this Report on Form 10-K on behalf of each of the above-named directors of TBC Corporation pursuant to a power of attorney executed by each such director and filed with the Securities and Exchange Commission as an exhibit to this Report.



                                                         /s/ LOUIS S. DiPASQUA
                                                           Louis S. DiPasqua
                                                           Attorney-in-Fact

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders
TBC Corporation

        Our  report   on  the   consolidated  financial   statements  of   TBC
Corporation and Subsidiaries is included on page 13 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index at Item 14(a)
(2) of this Form 10-K.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                         COOPERS & LYBRAND L.L.P.




Memphis, Tennessee
January 27, 1995

                               TBC CORPORATION

              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                (In thousands)




                                     Additions
                                 Charged   Charged
                                 to Costs     to
                        Balance    and       Other                  Balance
                       January 1, Expenses  Accounts  Deductions  December 31,

   1994

Warranty
   reserve......        $  861    $1,643      -       $1,529 (1)     $  975

Allowance for
   doubtful
   accounts.....         7,828     1,320      -        2,079 (2)      7,069



   1993

Warranty
   reserve......           755     1,466      -        1,360 (1)        861

Allowance for
   doubtful
   accounts.....         7,066     1,453      -          691 (2)      7,828


   1992

Warranty
   reserve......           729     1,231      -        1,205 (1)        755

Allowance for
   doubtful
   accounts.....         5,879     2,172      -          985 (2)      7,066






(1) Amounts paid during current year and payable at year end less amount payable at beginning of year.

(2)    Accounts written off during year.

                              INDEX TO EXHIBITS


                                                                   Located at
                                                                    Manually
                                                                 Numbered Page

 (3)               ARTICLES OF INCORPORATION AND BY-LAWS:

  3.1              Certificate of Incorporation of TBC Corporation,
                   as amended April 29, 1988, was filed as Exhibit
                   3.1 to the TBC Corporation Annual Report on
                   Form 10-K for the year ended December 31, 1993 .....    *

  3.2              Amendment to Restated Certificate of Incorporation
                   of TBC Corporation dated April 23, 1992, was filed
                   as Exhibit 3.2 to the TBC Corporation Annual Report
                   on Form 10-K for the year ended December 31, 1992 ..    *

  3.3              By-Laws of TBC Corporation as amended
                   January 13, 1988, were filed as Exhibit 3.3 to
                   the TBC Corporation Annual Report on Form 10-K
                   for the year ended December 31, 1993 ...............    *


  3.4              Amendment to By-Laws of TBC Corporation dated
                   January 6, 1993 was filed as Exhibit 3.4 to the
                   TBC Corporation Annual Report on Form 10-K for
                   the year ended December 31, 1992  ..................    *

 (4)               INSTRUMENTS DEFINING THE RIGHTS OF
                   SECURITY HOLDERS, INCLUDING INDENTURES:

  4.1              Amended and Restated Promissory Note, dated
                   June 30, 1993 from TBC Corporation to First
                   Tennessee Bank National Association, for
                   $15,000,000 line of credit, was filed as
                   Exhibit 4.1 to the TBC Corporation Annual Report
                   on Form 10-K for the year ended December 31, 1993 ..    *

  4.2              Promissory Note, dated June 30, 1993 from TBC
                   Corporation to First Tennessee Bank National
                   Association, for $44,500,000 line of credit,
                   was filed as Exhibit 4.2 to the TBC Corporation
                   Annual Report on Form 10-K for the year ended
                   December 31, 1993 ..................................    *

  4.3              Promissory Note (revolving loan), dated April 1,
                   1993 from TBC Corporation to Third National Bank
                   in Nashville, for $20,000,000, was filed as
                   Exhibit 4.3 to the TBC Corporation Annual Report
                   on Form 10-K for the year ended December 31, 1993 ..    *

(10)               MATERIAL CONTRACTS:

                   Management Contracts and Compensatory Plans or Arrangements

 10.1              Employment Agreement, dated February 18, 1991
                   between the Company and Mr. Louis S. DiPasqua,
                   together with Resolution adopted by the
                   Compensation Committee of the Company's Board
                   of Directors on January 8, 1992, was filed as
                   Exhibit 10.2 to the TBC Corporation Annual Report
                   on Form 10-K for the year ended December 31, 1991 ..    *

 10.2              Amendment to Executive Employment Agreement
                   effective July 1, 1992 between the Company and
                   Mr. Louis S. DiPasqua was filed as Exhibit 10.5
                   to the TBC Corporation Annual Report on Form 10-K
                   for the year ended December 31, 1992  ..............    *

 10.3 Agreement to Extend Executive Employment Agreement, between the Company and Mr. Louis S. DiPasqua effective January 20, 1994, was filed as Exhibit
                   10.1 to the TBC Corporation Quarterly Report on
                   Form 10-Q for the quarter ended March 31, 1994 .....    *

 10.4              Louis S. DiPasqua Trust Agreement dated as of
                   October 22, 1992 between the Company and First
                   Tennessee Bank National Association was filed as
                   Exhibit 10.6 to the TBC Corporation Annual Report
                   on Form 10-K for the year ended December 31, 1992 ..    *

 10.5              TBC Corporation 1983 Stock Option Plan, as amended
                   April 23, 1992 was filed as Exhibit 10.7 to the
                   TBC Corporation Annual Report on Form 10-K for
                   the year ended December 31, 1992 ...................    *

 10.6              TBC Corporation 1989 Stock Incentive Plan, as
                   amended April 23, 1992 was filed as Exhibit 10.8
                   to the TBC Corporation Annual Report on Form 10-K
                   for the year ended December 31, 1992 ...............    *

 10.7              TBC Corporation Deferred Compensation Plan for
                   Directors was filed as Exhibit 10.10 to the TBC Corporation Annual Report on Form 10-K for the
                   year ended December 31, 1993 .......................    *

 10.8              Executive Employment Agreement dated as of
                   November 1, 1988 between the Company and Mr.
                   Kenneth P. Dick, including Trust Agreement as
                   Exhibit A thereto, as extended as of November 1,
                   1991 and as amended as of July 1, 1992, was
                   filed as Exhibit 10.10 to the TBC Corporation
                   Annual Report on Form 10-K for the year ended
                   December 31, 1992 ..................................    *

 10.9 Agreement to Extend Executive Employment Agreement, between the Company and Mr. Kenneth P. Dick dated
                   October 31, 1994 ...................................    38

 10.10             Executive Employment Agreement dated as of
                   November 1, 1988 between the Company and Mr.
                   Bob M. Hubbard, including Trust Agreement as
                   Exhibit A thereto, as extended as of November 1,
                   1991 and as amended as of July 1, 1992, was
                   filed as Exhibit 10.11 to the TBC Corporation
                   Annual Report on Form 10-K for the year ended
                   December 31, 1992 ..................................    *

 10.11 Agreement to Extend Executive Employment Agreement, between the Company and Mr. Bob M. Hubbard dated
                   October 31, 1994 ...................................    39

 10.12             Executive Employment Agreement dated as of
                   November 1, 1988 between the Company and Mr.
                   Ronald E. McCollough, including Trust Agreement
                   as Exhibit A thereto, as extended as of November 1,
                   1991 and as amended as of July 1, 1992, was
                   filed as Exhibit 10.12 to the TBC Corporation
                   Annual Report on Form 10-K for the year ended
                   December 31, 1992 ..................................    *

 10.13 Agreement to Extend Executive Employment Agreement, between the Company and Mr. Ronald E. McCollough
                   dated October 31, 1994 .............................    40

 10.14             TBC Corporation Management Incentive Compensation
                   Plan, as amended January 8, 1992, was filed as
                   Exhibit 10.7 to the TBC Corporation Annual Report
                   on Form 10-K for the year ended December 31, 1991 ..    *

 10.15             TBC Corporation Executive Supplemental Retirement
                   Plan, as amended October 22, 1992, was filed as
                   Exhibit 10.14 to the TBC Corporation Annual Report
                   on Form 10-K for the year ended December 31, 1992 ..    *

 10.16 1994 Amendment to the TBC Corporation Executive Supplemental Retirement Plan, dated
                   November 30, 1994 ..................................    41

                   Other Material Contracts

 10.17             Lease Agreement, dated February 25, 1980, between
                   TBC Corporation and Vantage-Memphis, Inc. was
                   filed as Exhibit 10.2 to TBC Corporation Registra-
                   tion Statement on Form S-1 (Reg. No. 2-83216) ......    *

 10.18             Modification and Ratification of Lease, dated
                   April 16, 1991, between TBC Corporation and
                   Vantage-Memphis, Inc. was filed as Exhibit 10.11
                   to the TBC Corporation Annual Report on Form 10-K
                   for the year ended December 31, 1991 ...............    *

 10.19             Lease Agreement, dated September 23, 1992, between
                   TBC Corporation and Weston Management Company
                   (for Weston Building #105) was filed as Exhibit
                   10.18 to the TBC Corporation Annual Report on
                   Form 10-K for the year ended December 31, 1992 .....    *

 10.20             Lease Agreement, dated September 23, 1992, between
                   TBC Corporation and Weston Management Company
                   (for Weston Building #108) was filed as Exhibit
                   10.19 to the TBC Corporation Annual Report on
                   Form 10-K for the year ended December 31, 1992 .....    *

 10.21             Form of TBC Corporation's standard Distributor
                   Agreement was filed as Exhibit 10.1 to the TBC
                   Corporation Quarterly Report on Form 10-Q for the
                   quarter ended June 30, 1994 ........................    *


 10.22             Agreement, dated October 1, 1977, between TBC
                   Corporation and The Kelly-Springfield Tire
                   Company, including letter dated June 30, 1978,
                   was filed as Exhibit 10.6 to TBC Corporation
                   Registration Statement on Form S-1
                   (Reg. No. 2-83216) .................................    *

 10.23 Ten-Year Commitment Agreement, dated March 21, 1994, between the Company and The Kelly-Springfield Tire Company, was filed as Exhibit 10.2 to the TBC
                   Corporation Quarterly Report on Form 10-Q for the
                   quarter ended March 31, 1994 .......................    *

 10.24             Agreement, effective January 1, 1994, signed
                   April 25, 1994, between the Company and Cooper
                   Tire & Rubber Company, was filed as Exhibit 10.2 to
                   the TBC Corporation Quarterly Report on Form 10-Q
                   for the quarter ended June 30, 1994 ................    *


(21)               SUBSIDIARIES OF THE COMPANY:

 21.1              List of the names and jurisdictions of
                   incorporation of the subsidiaries of the Company ...    43

(23)               CONSENTS OF EXPERTS AND COUNSEL:

 23.1 Consent of Coopers & Lybrand L.L.P., Independent Certified Public Accountants, to incorporation by reference of their report dated January 28, 1994 in Post-Effective Amendment No. 1 to Registration Statement on Form S-8 for the Company's 1983 Stock
                   Option Plan (Reg. No. 2-97888) and Registration
                   Statement on Form S-8 for the Company's 1989 Stock
                   Incentive Plan (Reg. No. 33-43166) .................   44

(24)               POWER OF ATTORNEY:

 24.1              Power of attorney of each person who signed this
                   Annual Report on Form 10-K on behalf of another
                   pursuant to a power of attorney ....................   45

(99)               ADDITIONAL EXHIBITS:

 99.1              Rights Agreement, dated as of July 21, 1988,
                   between TBC Corporation and the First National
                   Bank of Boston, as Rights Agent, was filed as an
                   Exhibit to the Company's Registration Statement
                   on Form 8-A dated July 21, 1988.  The Rights
                   Agreement includes as Exhibit A the form of
                   Certificate of Designation, Preferences and
                   Rights; as Exhibit B, the form of Rights
                   Certificate; and as Exhibit C, the form of
                   Summary of Rights ..................................    *



















"*" Indicates that the Exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

                               TBC CORPORATION



                                   EXHIBITS

                                      TO

                                  FORM 10-K

                              FOR THE YEAR ENDED
                              DECEMBER 31, 1994

                                                EXHIBIT 10.9




                             AGREEMENT TO EXTEND
                        EXECUTIVE EMPLOYMENT AGREEMENT


   THE UNDERSIGNED HEREBY AGREE to extend the Executive Employment Agreement, dated November 1, 1988, between them (as later amended and extended, the "Agreement"), for a period of three years until October 31, 1997, or one year after the occurrence of a Change of Control of the Company (as defined in the Agreement), in the event a Change of Control of the Company shall have occurred on or prior to October 31, 1997.

   IT IS FURTHER AGREED that the amount of the Executive's salary referred to in Section 3 of the Agreement shall not be less than $140,476 per year.

   IN WITNESS WHEREOF, the undersigned have executed this instrument as of the 31st day of October, 1994.


                            TBC CORPORATION


                            By /s/ Louis S. DiPasqua
                               Louis S. DiPasqua,
                               President and Chief Operating
                               Officer




                                /s/ Kenneth P. Dick
                                Kenneth P. Dick

                                                EXHIBIT 10.11




                             AGREEMENT TO EXTEND
                        EXECUTIVE EMPLOYMENT AGREEMENT


   THE UNDERSIGNED HEREBY AGREE to extend the Executive Employment Agreement, dated November 1, 1988, between them (as later amended and extended, the "Agreement"), for a period of three years until October 31, 1997, or one year after the occurrence of a Change of Control of the Company (as defined in the Agreement), in the event a Change of Control of the Company shall have occurred on or prior to October 31, 1997.

   IT IS FURTHER AGREED that the amount of the Executive's salary referred to in Section 3 of the Agreement shall not be less than $179,200 per year.

   IN WITNESS WHEREOF, the undersigned have executed this instrument as of the 31st day of October, 1994.


                            TBC CORPORATION


                            By /s/ Louis S. DiPasqua
                               Louis S. DiPasqua,
                               President and Chief Operating
                               Officer




                               /s/ Bob M. Hubbard
                               Bob M. Hubbard

                                                EXHIBIT 10.13




                             AGREEMENT TO EXTEND
                        EXECUTIVE EMPLOYMENT AGREEMENT


   THE UNDERSIGNED HEREBY AGREE to extend the Executive Employment Agreement, dated November 1, 1988, between them (as later amended and extended, the "Agreement"), for a period of three years until October 31, 1997, or one year after the occurrence of a Change of Control of the Company (as defined in the Agreement), in the event a Change of Control of the Company shall have occurred on or prior to October 31, 1997.

   IT IS FURTHER AGREED that the amount of the Executive's salary referred to in Section 3 of the Agreement shall not be less than $162,252 per year.

   IN WITNESS WHEREOF, the undersigned have executed this instrument as of the 31st day of October, 1994.


                            TBC CORPORATION


                            By /s/ Louis S. DiPasqua
                               Louis S. DiPasqua,
                               President and Chief Operating
                               Officer




                               /s/ Ronald E. McCollough
                               Ronald E. McCollough

                                                EXHIBIT 10.16


                            1994 AMENDMENT TO THE
                               TBC CORPORATION
                    EXECUTIVE SUPPLEMENTAL RETIREMENT PLAN


   TBC   Corporation  ("TBC")   maintains   the  TBC   Corporation   Executive
Supplemental Retirement Plan (the "Plan").  TBC wishes to amend the Plan.

   NOW, THEREFORE, the Plan is amended as follows:

   I. The term "Retirement Plan", as it is used in the Plan, means the Retirement Plan for Employees of TBC Corporation, as amended and restated, effective November 1, 1989 and as it may be amended from time to time.

   II. The last sentence of Section 3 is eliminated in its entirety and the following language is added to the end of Section 3, effective with respect to Participants who retire from TBC on or after October 13, 1994:

   Notwithstanding the above,  the amount  calculated in  paragraph (a)  above
   shall  not   be  less  than  the   Participant's  "Floor   Benefit".    The
   Participant's Floor Benefit is determined as follows:

   1. If a Participant has both attained his Normal Retirement Date (as defined in the Retirement Plan) and completed at least 20 years of service (Vesting or Credited Service as defined in the Retirement Plan or as provided in any agreement between the Participant and
        TBC), the Participant's Floor Benefit shall be an amount (expressed as a single life annuity) equal to 60% of the average of the three
        (3) highest consecutive calendar years of the Participant's Compensation (as defined above) within the last ten (10) completed calendar years during which the Participant received any Compensation, assuming for purposes of this computation that Sections 415 and 401 (a) (17) of the Code had not been enacted.

   2. If a Participant has attained his Normal Retirement Date, but has not completed at least 20 years of service, the Participant's Floor Benefit shall be the result derived by multiplying the amount determined in subparagraph 1, above, by a fraction (not to exceed 1), the numerator of which is the Participant's years of service and the denominator of which is 20;

   3. If a Participant has not attained his Normal Retirement Date, but has completed at least 20 years of service, the amount of the Participant's Floor Benefit shall be the result derived by multiplying the amount determined in subparagraph 1, above, by a fraction, the numerator of which is the Participant's years of service and the denominator of which is the Participant's years of service he would have had if he had continued to be employed by TBC until his Normal Retirement Date. Notwithstanding the above, if a Participant described in this subparagraph 3 begins to receive payment of his benefits under this Plan before his Normal Retirement Date, the Participant's Floor Benefit shall be the amount determined under the immediately preceding sentence multiplied by the early retirement reduction factor described in Section 2.2 of the Retirement Plan.

   4. If a Participant has not attained his Normal Retirement Date and has not completed at least 20 years of service, the amount of the Participant's Floor Benefit shall be the result derived by multiplying the amount determined in subparagraph 1, above

        a) by a fraction (not to exceed 1), the numerator of which is the Participant's years of service he would have had if he had continued to be employed by TBC until his Normal Retirement Date and the denominator of which is 20, and

        b) by a fraction, the numerator of which is the Participant's years of service and the denominator of which is the Participant's years of service he would have had if he had continued to be employed by TBC until his Normal Retirement Date.

        Notwithstanding the above, if a Participant described in this subparagraph 4 begins to receive payment of his benefits under this Plan before his Normal Retirement Date, the Participant's Floor Benefit shall be the amount determined under the immediately preceding sentence multiplied by the early retirement reduction factor described in Section 2.2 of the Retirement Plan.

   III. In all respects not amended, the Plan is hereby ratified and confirmed.

                               * * * * * * * *

        IN WITNESS WHEREOF, TBC has caused this amendment to be executed this 30th day of November, 1994.

                                 TBC CORPORATION



                                 BY:   /s/ Ronald E. McCollough

                                      Ronald E. McCollough
                                      Senior Vice President

                                                EXHIBIT 21.1


                                 SUBSIDIARIES
                                      OF

                               TBC CORPORATION


        TBC Corporation has three subsidiaries, each  of which is wholly-owned
by TBC Corporation.   The subsidiaries and  their states of  incorporation are
as follows:


     Name of Subsidiary     State of Incorporation

   Battery Associates, Inc.             Delaware

   TBC International, Inc.              Delaware

   TBC Sales, Inc.                      Delaware

                                                EXHIBIT 23.1





                      CONSENT OF INDEPENDENT ACCOUNTANTS


        We consent to the incorporation by reference in the amended form S-8 registration statement for TBC Corporation's 1983 Stock Option Plan and the form S-8 registration statement for TBC Corporation's 1989 Stock Incentive Plan of our report dated January 27, 1995, on our audits of the consolidated financial statements and financial statement schedules of TBC Corporation as of December 31, 1994 and 1993 and for the years ended December 31, 1994, 1993 and 1992, which report is included in this Annual Report on Form 10-K.

                                      COOPERS & LYBRAND




Memphis, Tennessee
January 27, 1995

                                                EXHIBIT 24.1



                               TBC CORPORATION


                          LIMITED POWER OF ATTORNEY





        WHEREAS, TBC Corporation (the "Company") intends to file with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1994;

        NOW, THEREFORE, the undersigned, in his capacity as a director of the Company, hereby appoints Louis S. DiPasqua and/or Ronald E. McCollough, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to execute in his name, place and stead, the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (including any amendment to such report), and any and all other instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Either of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in the aforesaid capacity, every act whatsoever necessary or desirable to be done, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of either of said attorneys.


        IN WITNESS WHEREOF, the undersigned has executed this instrument this 1st day of February, 1995.




                                 /s/ Marvin E. Bruce
                                 Marvin E. Bruce

                               TBC CORPORATION


                          LIMITED POWER OF ATTORNEY





        WHEREAS, TBC Corporation (the "Company") intends to file with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1994;

        NOW, THEREFORE, the undersigned, in his capacity as a director of the Company, hereby appoints Louis S. DiPasqua and/or Ronald E. McCollough, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to execute in his name, place and stead, the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (including any amendment to such report), and any and all other instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Either of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in the aforesaid capacity, every act whatsoever necessary or desirable to be done, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of either of said attorneys.


        IN WITNESS WHEREOF, the undersigned has executed this instrument this 1st day of February, 1995.




                                 /s/ Robert E. Carroll, Jr.
                                 Robert E. Carroll, Jr.

                               TBC CORPORATION


                          LIMITED POWER OF ATTORNEY





        WHEREAS, TBC Corporation (the "Company") intends to file with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1994;

        NOW, THEREFORE, the undersigned, in his capacity as a director of the Company, hereby appoints Louis S. DiPasqua and/or Ronald E. McCollough, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to execute in his name, place and stead, the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (including any amendment to such report), and any and all other instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Either of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in the aforesaid capacity, every act whatsoever necessary or desirable to be done, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of either of said attorneys.


        IN WITNESS WHEREOF, the undersigned has executed this instrument this 1st day of February, 1995.




                                 /s/ Robert H. Dunlap
                                 Robert H. Dunlap

                               TBC CORPORATION


                          LIMITED POWER OF ATTORNEY





        WHEREAS, TBC Corporation (the "Company") intends to file with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1994;

        NOW, THEREFORE, the undersigned, in his capacity as a director of the Company, hereby appoints Louis S. DiPasqua and/or Ronald E. McCollough, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to execute in his name, place and stead, the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (including any amendment to such report), and any and all other instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Either of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in the aforesaid capacity, every act whatsoever necessary or desirable to be done, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of either of said attorneys.


        IN WITNESS WHEREOF, the undersigned has executed this instrument this 1st day of February, 1995.




                                 /s/ Stanley A. Freedman
                                 Stanley A. Freedman

                               TBC CORPORATION


                          LIMITED POWER OF ATTORNEY





        WHEREAS, TBC Corporation (the "Company") intends to file with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1994;

        NOW, THEREFORE, the undersigned, in his capacity as a director of the Company, hereby appoints Louis S. DiPasqua and/or Ronald E. McCollough, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to execute in his name, place and stead, the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (including any amendment to such report), and any and all other instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Either of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in the aforesaid capacity, every act whatsoever necessary or desirable to be done, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of either of said attorneys.


        IN WITNESS WHEREOF, the undersigned has executed this instrument this 1st day of February, 1995.




                                 /s/ Dwain W. Higginbotham
                                 Dwain W. Higginbotham

                               TBC CORPORATION


                          LIMITED POWER OF ATTORNEY





        WHEREAS, TBC Corporation (the "Company") intends to file with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1994;

        NOW, THEREFORE, the undersigned, in his capacity as a director of the Company, hereby appoints Louis S. DiPasqua and/or Ronald E. McCollough, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to execute in his name, place and stead, the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (including any amendment to such report), and any and all other instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Either of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in the aforesaid capacity, every act whatsoever necessary or desirable to be done, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of either of said attorneys.


        IN WITNESS WHEREOF, the undersigned has executed this instrument this 31st day of January, 1995.




                                 /s/ Richard A. McStay
                                 Richard A. McStay

                               TBC CORPORATION


                          LIMITED POWER OF ATTORNEY





        WHEREAS, TBC Corporation (the "Company") intends to file with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1994;

        NOW, THEREFORE, the undersigned, in his capacity as a director of the Company, hereby appoints Louis S. DiPasqua and/or Ronald E. McCollough, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to execute in his name, place and stead, the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (including any amendment to such report), and any and all other instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Either of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in the aforesaid capacity, every act whatsoever necessary or desirable to be done, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of either of said attorneys.


        IN WITNESS WHEREOF, the undersigned has executed this instrument this 1st day of February, 1995.




                                 /s/ Robert M. O'Hara
                                 Robert M. O'Hara

                               TBC CORPORATION


                          LIMITED POWER OF ATTORNEY





        WHEREAS, TBC Corporation (the "Company") intends to file with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1994;

        NOW, THEREFORE, the undersigned, in his capacity as a director of the Company, hereby appoints Louis S. DiPasqua and/or Ronald E. McCollough, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to execute in his name, place and stead, the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (including any amendment to such report), and any and all other instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Either of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in the aforesaid capacity, every act whatsoever necessary or desirable to be done, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of either of said attorneys.


        IN WITNESS WHEREOF, the undersigned has executed this instrument this 1st day of February, 1995.




                                 /s/ Nicholas F. Taubman
                                 Nicholas F. Taubman