Form 10-Q
period 1995-03-31
TBC CORP
filed 1995-04-25
CIK 718449

CONFORMED COPY


                        SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, DC  20549

                                     FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   FOR THE QUARTER ENDED                         COMMISSION FILE NUMBER
   MARCH 31, 1995                                         0-11579


                                   TBC CORPORATION
                 (Exact name of registrant as specified in its charter)


               DELAWARE                                 31-0600670
   (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                Identification No.)


        4770 Hickory Hill Road
           Memphis, Tennessee                                 38141
         (Address of principal                              (Zip Code)
           executive offices)

   Registrant's telephone number, including area code:   (901) 363-8030

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

                                                     YES  X    NO


   25,080,984 Shares of Common Stock were outstanding as of March 31, 1995.


                  INDEX TO EXHIBITS  at page 11 of this Report


   PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements



                                TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                     ASSETS


                                               March 31,        December 31,
                                                 1995               1994
                                              (Unaudited)
   CURRENT ASSETS

    Accounts and notes receivable, less
      allowance for doubtful accounts
      of $7,386 on March 31, 1995
      and $7,069 on December 31, 1994:
           Related parties                       $ 22,919       $ 13,557
           Other                                   90,101         88,221

           Total accounts and notes receivable    113,020        101,778

    Inventories                                    51,727         39,754
    Refundable federal and state income taxes         -              383
    Deferred federal income taxes                   2,085          1,928
    Other current assets                            2,419          2,482

        Total current assets                      169,251        146,325



   PROPERTY, PLANT AND EQUIPMENT, AT COST

    Land and improvements                           1,560          1,560
    Buildings                                       8,440          8,438
    Equipment                                      19,057         16,943
    Furniture and fixtures                          2,130          2,101
    Leasehold improvements                            600            600
                                                   31,787         29,642
    Less accumulated depreciation                  16,051         15,020

      Total property, plant and equipment          15,736         14,622


   OTHER ASSETS                                     9,741          8,735


   TOTAL ASSETS                                  $194,728       $169,682





           See accompanying notes to consolidated financial statements.

                                TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                             March 31,          December 31,
                                               1995                 1994
                                            (Unaudited)
  CURRENT LIABILITIES

    Outstanding checks, net                        $  10,488       $  4,257

    Notes payable to banks                            32,099         25,780

    Accounts payable, trade                           38,328         20,763

    Federal and state income taxes payable             2,154            -

    Other current liabilities                          4,238          4,246

         Total current liabilities                    87,307         55,046



   NONCURRENT LIABILITIES                                728            653




   STOCKHOLDERS' EQUITY

    Common stock, $.10 par value,
       shares issued and outstanding -
       25,081 on March 31, 1995 and
       26,282 on December 31, 1994                     2,508          2,628

    Additional paid-in capital                         9,940         10,391

    Retained earnings                                 94,245        100,964

         Total stockholders' equity                  106,693        113,983


   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $194,728       $169,682







         See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME


                    (In thousands, except per share amounts)

                                   (Unaudited)




                                                         Three Months
                                                        Ended March 31,

                                                      1995           1994

   NET SALES*                                       $130,343      $133,780

   COSTS AND EXPENSES


    Cost of sales                                    118,432       120,963
    Distribution                                       1,927         1,979
    Selling and administrative                         3,327         3,098
    Other (income) expense - net                        (239)         (463)

        Total costs and expenses                     123,447       125,577

   INCOME BEFORE INCOME TAXES                          6,896         8,203

   PROVISION FOR INCOME TAXES                          2,620         3,117


   NET INCOME                                       $  4,276      $  5,086



   Earnings per share                               $    .17      $    .18


   Weighted average number of shares
      and equivalents outstanding                     25,707        28,514








   * Including sales to related parties of $35,846 and $37,640 in the three months ended March 31, 1995 and 1994, respectively.





            See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                            CONSOLIDATED STATEMENTS OF

                              STOCKHOLDERS' EQUITY


                                 (In thousands)

                                   (Unaudited)



                            Common Stock       Additional
                         Number of              Paid-In      Retained
                          Shares     Amount     Capital      Earnings    Total
Three Months Ended
  March 31, 1994

BALANCE, JANUARY 1, 1994   28,377   $2,838      $11,056      $102,656  $116,550

  Net income for period                                         5,086     5,086

  Issuance of common stock
    under stock option and
    incentive plans            16        2           84            -         86

  Repurchase and retirement
    of common stock           (47)      (5)         (18)         (584)     (607)

  Tax benefit from exercise
    of stock options            -        -           41            -         41

BALANCE, MARCH 31, 1994     28,346   $2,835     $11,163      $107,158  $121,156



Three Months Ended
  March 31, 1995

BALANCE, JANUARY 1, 1995    26,282   $2,628     $10,391      $100,964  $113,983

  Net income for period                                         4,276     4,276

  Issuance of common stock
    under stock option and
    incentive plans              3      -            22            -         22

  Repurchase and retirement
    of common stock         (1,204)    (120)       (476)      (10,995)  (11,591)

  Tax benefit from exercise
    of stock options            -       -             3            -          3


BALANCE, MARCH 31, 1995     25,081    $2,508    $ 9,940      $ 94,245  $106,693




         See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)
                                                                Three Months
                                                               Ended March 31,
                                                              1995        1994

   OPERATING ACTIVITIES
     Net income                                            $  4,276   $  5,086

     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation                                       1,042        966
           Amortization                                           4         23
           Deferred federal income taxes                       (157)       (34)
           Changes in operating assets and liabilities:
                 Receivables                                (11,270)   (18,723)
                 Inventories                                (11,973)     3,215
                 Other current assets                            63         50
                 Outstanding checks, net                      6,231      5,774
                 Accounts payable, trade                     17,565     12,052
                 Federal and state income taxes
                refundable or payable                         2,540      2,851
              Other current liabilities                          (8)        39
                 Noncurrent liabilities                          75        -

                   Net cash provided by (used in)
                   operating activities                       8,388     11,299
   INVESTING ACTIVITIES
     Purchase of property, plant and equipment               (2,156)      (602)
     Investment in joint venture                               (982)       -
     Other, net                                                  -          33

                Net cash used in investing activities        (3,138)      (569)

   FINANCING ACTIVITIES
    Net bank borrowings (repayments) under
        short-term borrowing arrangements                     6,319    (10,209)
    Issuance of common stock under stock option and
        incentive plans                                          22         86
    Repurchase and retirement of common stock               (11,591)      (607)

                   Net cash provided by (used in)
                   financing activities                      (5,250)   (10,730)

   Increase (decrease) in Cash and Cash Equivalents              -          -
   CASH AND CASH EQUIVALENTS
    Balance - Beginning of period                                -          -

    Balance - End of period                                 $    -     $    -


   Supplemental Disclosures of Cash Flow Information:
    Cash paid for - Interest                                $   440    $   224
                  - Income taxes                                237        300

   Supplemental Disclosure of Non-Cash Financing
    Activity:
      Tax benefit from exercise of stock options            $     3    $    41



            See accompanying notes to consolidated financial statements.

                                  TBC CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



   1.   Financial Statement Presentation

             The consolidated balance sheet as of March 31, 1995, and the consolidated statements of income, stockholders' equity and cash flows for the three months ended March 31, 1995 and 1994, have been prepared by the Company, without audit. It is Management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1995 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report.


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

   3.   Other Assets

             Other assets consist of the following (in thousands):


                                                       March 31,    December 31,
                                                         1995           1994

               Notes receivable                          $7,928       $7,900
               Intangible assets, net of amortization       831          835
               Investment in joint venture                  982           -

                                                         $9,741       $8,735

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

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations





   Financial Condition

        The Company's financial position and liquidity remain strong. Stock repurchases during the current quarter led to a decline in working capital, from $91.3 million at December 31, 1994 to $81.9 million at March 31, 1995. Current accounts and notes receivable increased by $11.2 million and inventories increased by $12.0 million during the current quarter, due principally to seasonal fluctuations. Other assets increased $1.0 million due to the Company's investment in a joint venture in Mexico. The composite total owed to banks and vendors, in the form of outstanding checks, notes payable to banks and accounts payable, increased by $30.1 million from December 31, 1994 to March 31, 1995. This increase, together with cash generated from operations, enabled the Company to fund the above-noted increases in receivables and inventories, as well as the repurchase of 1.2 million shares of common stock and normally recurring capital expenditures during the first three months of 1995.




   Results of Operations

        Net sales decreased 2.6% during the first quarter compared to the year-earlier level. Sales of tires accounted for approximately 88% of total sales in the first quarter of both 1995 and 1994. Unit tire volume declined 6.5% compared to the unusually high level experienced in the prior year first quarter. The average tire sales price increased 4.3% in the current quarter compared with the year-earlier level, due primarily to the effect of industry price increases.

        Cost of sales as a percentage of net sales increased from 90.4% in the first quarter of 1994 to 90.9% in the current quarter, due to the combined effects of higher net product costs from suppliers and an increase in shipments to customers directly from manufacturers rather than through the Company's distribution facilities.


        Distribution expenses decreased 2.6% in the current quarter compared to the year-earlier level due to reduced operating expenses.

        Selling and administrative expenses increased $229,000 from the level in the first quarter of 1994, due principally due to increased expenses connected with the Company's retirement plans.

        Net other income was lower in the first quarter of 1995 compared to the year-earlier level, due largely to increased interest expenses associated with higher interest rates and bank borrowing levels.

   PART II.  OTHER INFORMATION







   Item 6.   Exhibits and Reports on Form 8-K


             (a)  Exhibits - See Index to Exhibits



             (b) No reports on Form 8-K were filed during the three months ended March 31, 1995.

                                     SIGNATURE




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              TBC CORPORATION



   April 24, 1995                 By  /s/ Ronald E. McCollough
                                      Ronald E. McCollough
                                      Senior Vice President Operations
                                      (principal accounting and
                                       financial officer)

                                INDEX TO EXHIBITS


                                                              Located at
                                                              Sequentially-
     Exhibit No.            Description                       Numbered Page



     (10)    MATERIAL CONTRACTS:

             Management Contracts and Compensatory Plans or Arrangements

    10.1     Executive Employment Agreement, between the Company
             and Mr. Louis S. DiPasqua, amended and restated
             as of January 31, 1995 ..............................      12

    10.2     Executive Consulting Agreement between the Company
             and Mr. Marvin E. Bruce, dated January 1, 1995 ......      29

                                                       Exhibit 10.1

                                                                  Restated
                                                             LOUIS S. DiPASQUA
                                 TBC CORPORATION

                         EXECUTIVE EMPLOYMENT AGREEMENT


            THIS AGREEMENT was entered into as of February 18, 1991, between TBC CORPORATION, a Delaware corporation (the "Company"), and LOUIS S. DiPASQUA, who resides at 2500 Johnson Road, Germantown, Tennessee 38139 (the "Executive"), and was later amended by an Amendment dated July 23, 1992, and by an Amendment effective as of January 20, 1994.

            The Company and the Executive have now agreed to further amend this Agreement in certain respects, effective January 31, 1995.

            In addition, for ease of reference, the Company and the Executive desire to restate this Agreement to incorporate the new amendments and all prior amendments which still remain in effect and to reflect the text of this Agreement as in effect on January 31, 1995.

            NOW, THEREFORE, the Company and the Executive hereby agree that the following provisions represent the text of the Executive Employment Agreement, between the Company and the Executive, as in effect on January 31, 1995:

            Section 1. Term of Employment. The Company hereby agrees to employ the Executive, and the Executive hereby agrees to continue in the employ of the Company, for a period commencing upon the date of this Agreement and terminating on the later of January 31, 1998, or two (2) years after the occurrence of a Change in Control of the Company in the event a Change in Control of the Company shall have occurred on or prior to January 31, 1998.

            Section 2. Position and Duties. A. During the term of employment, the Company shall employ the Executive as, and the Executive shall serve as, President and Chief Executive Officer or in such other executive capacity as the Company shall reasonably request.

            B. The Executive shall devote his full-time efforts to the business and affairs of the Company and shall perform his duties as an executive officer, or in such other executive capacity as the Company shall reasonably request, faithfully, diligently and to the best of his ability and in conformity with the policies of the Company and under and subject to such reasonable directions and instructions as the Board of Directors may issue from time to time.

            Section 3. Salary. The Company shall pay the Executive a salary of not less than $418,000 per year in approximately equal installments in accordance with the normal pay schedule for officers of the Company. In the event the Board of Directors of the Company shall at any time or times after the date hereof increase the Executive's salary, then the Executive's salary under this Agreement for any period after any such increase shall be not less than the last amount to which the Board increased the salary of the Executive.

            Section 4. Deferred Compensation. A. The Executive may elect to defer payment of all or a specified part of the salary and other compensation payable for the Executive's services by executing an Election (the "Election") in a form prescribed by or acceptable to the Company and delivering the same to the Secretary of the Company. The Election shall be effective as of the first day of the next succeeding calendar year and shall apply only to compensation payable for services rendered on or after the effective date of the Election. The Election shall remain in effect until terminated or changed as provided in this Agreement.

            B. The Executive may terminate any Election relating to future services by giving written notice of termination to the Secretary of the Company. The Executive may change any Election relating to future services by executing a revised Election and delivering such Election to the Secretary of the Company. Any such termination or change in the amount or part to be deferred shall be effective only with respect to compensation payable for services on or after the first day of the next succeeding calendar year.

            C. The Company shall establish and maintain a deferred compensation account on its books in the name of the Executive in which shall be recorded the amount of the Executive's deferred compensation. The Company shall credit to the deferred compensation account, on a daily basis, interest on the amount then credited to such account (including all previous credits to such account by operation of this Paragraph C) computed at an annual rate which is equal to the composite bond yield for Single A bonds, rounded to the nearest 1/10 of 1%, as published in the Standard & Poor's Corporate and Government Bond Yield Index (or such similar index as the Compensation Committee of the Board of Directors of the Company shall select) for the month last preceding the beginning of the then current calendar quarter.

            D. All amounts and assets credited to or held in the deferred compensation account referred to in Section 4.C. of this Agreement ("Credited Amounts") shall be paid as follows:

                1. If the Executive's employment with the Company is terminated for any reason, including his death or disability, the Company shall pay the Credited Amounts or the fair market value thereof, as of the date of such termination, wholly or partly in cash or in kind, to the Executive, or, in the event of his death, to his designated beneficiary or beneficiaries or his estate, as the case may be, on or before a day fourteen (14) days after the date of such termination; provided, however, that if such termination occurs on or after August 31 in any year and the Executive is then living, then and in that event, the Company shall make such payment on the earlier of (i) the first business day of the following calendar year or (ii) in the event of his earlier death, on or before a day fourteen (14) days after the date of his death.

                2. The beneficiary or beneficiaries referred to in this paragraph may be designated or changed by the Executive (without the consent of any prior beneficiary) by a writing delivered to the Company before his death. If there shall be no designated beneficiary who shall survive the Executive as to all or any part of the Credited Amounts, the same (or its fair market value) shall be paid to the Executive's estate.

            E. The deferred compensation account shall be solely a memorandum account, and title to and beneficial ownership of any amounts credited thereto shall at all times remain in the Company. The effect of this Section 4 is simply to create an unfunded and unsecured promise to pay deferred compensation to the Executive, his estate or his beneficiaries, in accordance with the terms of this Agreement. Nothing contained therein and no deferral of compensation pursuant thereto shall by itself create or be construed to create a trust of any kind, or a fiduciary relationship of any kind regarding the deferred compensation between the Company and the Executive, his estate or any beneficiary of the Executive or any other person. No right or benefit under this Agreement shall be subject to anticipation, alienation, sale, assignment, pledge, encumbrance or charge, and any attempt to anticipate, alienate, sell, assign, pledge, encumber or charge the same shall be void.

            Section 5. Other Benefits. In addition to the salary and deferred compensation payable pursuant to Sections 3 and 4, the Executive shall, during the term of his employment, participate in the TBC Corporation Management Incentive Compensation Plan, 1989 Stock Incentive Plan, and in any other stock option or compensation plan or arrangement adopted by the Company in addition to, or in lieu of, said plans. The Company shall also, during the term of the Executive's employment, continue to extend to Executive the fringe benefits (including, but not limited to, medical, disability and life insurance, vacation, personal leave, automobile and other similar personal benefits) which it establishes from time to time for its most highly compensated executives.

            Section 6. Termination of Employment. A. The Executive's Employment shall terminate upon the death of the Executive, but the Company shall continue to pay each month for twelve (12) months after the death of the Executive an amount per month equal to the salary per month (inclusive of the amount of deferred compensation) that was being paid to the Executive at the time of his death to the person or entity that the Executive shall have last designated in writing to the Company, or if the Executive shall fail to designate a person or entity or if the person or entity so designated shall not be in existence at the time of any payment pursuant to this
   Section 6.A., then to the Executive's estate. Nothing in this Section 6.A. shall in any way limit or restrict any rights or benefits to which the heirs, legatees or successors in interest of the Executive are entitled under any plans, insurance or other arrangements referred to in Section 5 hereof in the event of the Executive's death.

            B. The Company shall have the right to terminate the Executive's employment hereunder at any time upon not less than sixty (60) days' advance written notice to the Executive in the event (i) of such prolonged physical or mental disability or other condition of the Executive as, in the reasonable judgment of the Board of Directors, shall render him incapable of performing the services required of him hereunder; provided, however, that no disability or condition shall be considered incapacitating unless it has prevented the Executive from carrying on his duties for a consecutive period of at least six (6) months; (ii) that the Executive engages in an act or acts of dishonesty constituting a felony and resulting or intended to result directly or indirectly in personal gain or enrichment at the expense of the Company; or (iii) that the Executive shall deliberately and intentionally refuse in a material way to observe or comply with any of the material terms or provisions hereof (except by reason of total or partial incapacity due to physical or mental disability or otherwise); provided further, however, that the Executive's employment shall not terminate if such disability or refusal is cured or corrected within the 60-day notice period provided herein. In addition to any retirement benefits payable to the Executive under Section 7, in the event Executive's employment is terminated as the result of disability pursuant to this Section 6.B.(i), the Company shall continue to pay to the Executive each month for twelve (12) months after such termination an amount equal to his salary per month (inclusive of the amount of deferred compensation) at the time of such termination.

            C. If a Change in Control of the Company shall occur on or prior to January 31, 1998, and the employment of the Executive shall terminate during the period of two (2) years following the Change in Control of the Company, regardless of whether the Executive resigns or is discharged or otherwise (except for termination pursuant to the provisions of Sections 6.A. or 6.B. above), the following shall be applicable:

                1. During the remainder of the period specified in Section 1 hereof or for a period of two (2) years after such termination of employment, whichever is longer, the Company shall continue to pay to the Executive an amount equal to the salary determined in accordance with the provisions of
   Section 3 and shall credit him with an amount equal to the deferred compensation determined in accordance with the provisions of Section 4.

                2. Beginning on the first day of the month following such termination of the Executive's employment and on the first day of every month thereafter during the period of time specified in Section 6.A. above, the Company shall pay to Executive one-twelfth (1/12) of the sum of any benefits which the Executive may have been awarded under any incentive compensation plans of the Company during the last two fiscal years of the Company preceding the year in which the termination of the Executive's employment occurred, divided by two.

                3. During the time period specified in Section 6.C.1. above, the Company shall, at its expense, provide to or for the benefit of the Executive fringe benefits comparable to those provided prior to the Change in Control of the Company.

                4. Any options or stock appreciation rights which the Executive holds under the 1989 Stock Incentive Plan of the Company (or under any other option plan of the Company) on the date of the termination of his employment may be exercised by the Executive with respect to all shares subject to any such options or rights at any time within ninety (90) days of the Executive's termination of employment, regardless of whether such options or rights were exercisable on the date of termination; or at any time within ninety (90) days after the termination of the Executive's employment, the Executive may, in lieu of exercising all or any portion of any such option or right, elect to be paid by the Company in cash the excess of the fair market value of a Company share (as defined in the 1989 Stock Incentive Plan of the Company) on the date the election is made (or, if higher, the highest price per Company share actually paid in connection with the Change in Control of the Company) over the option price per share times the number of shares then subject to unexercised options held by the Executive as to which this election is made, whether or not such options were exercisable on the date of the termination of the Executive's employment. Any payment required to be made to the Executive pursuant to the preceding sentence shall be made within two (2) days of the Executive's election to be paid in cash.

                5. Within forty-five (45) days after the end of the fiscal year in which termination of the Executive's employment occurs, the Company shall make pro rata awards to the Executive under any incentive compensation plans of the Company in which he participated which shall be calculated by multiplying (i) the fraction of which the numerator is the number of full months worked during such year and the denominator is twelve (12) and (ii) by the awards which would have been earned (as determined by the Compensation Committee) if termination had not occurred during such year.

                6. If the Executive dies during the period that he is receiving compensation or fringe benefits pursuant to the provisions of Section 6.C.1., 2. or 3., the Company shall continue to make such payments to the person or entity entitled thereto pursuant to Section 6.A. for the period of time provided in Section 6.C.1. but in no event for a period of more than twelve (12) months after the Executive's death. If the Executive dies prior to receiving the payments specified in Section 6.C.5. or prior to exercising his rights under Section 6.C.4., such payments shall be made at the time they are required to be made hereunder to the person or entity entitled thereto pursuant to Section 6.A., and such rights may be exercised during the time the Executive could have exercised them but for his death by the person or entity entitled thereto pursuant to
   Section 6.A.

                7. A "Change in Control" of the Company shall, for purposes of this Agreement, mean any change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as the same is construed by the Securities and Exchange Commission on the date of execution of this Agreement or in accordance with any change made with respect to said Item or construction thereof deemed more favorable by the Executive; provided that, without limitation, such a Change in Control shall be deemed to have occurred if (i) any "person" (as such term is defined in Sections 13(d) and 14(d)(2) of the Exchange Act), other than the Executive and/or any entity then controlled by the Company or the Executive is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 30% or more of the combined voting power of the Company's then outstanding securities; (ii) during any period of two (2) consecutive years, individuals who at the beginning of such period constitute the Board cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by the Company's stockholders, of each new director was approved by a vote of at least two-thirds (2/3) of the directors then still in office who were directors at the beginning of the period; (iii) the Company merges or consolidates with another corporation and the Company or an entity controlled by the Company or the Executive immediately prior to the merger or consolidation is not the surviving entity; or (iv) a sale, lease, exchange or other disposition of all or substantially all of the assets of the Company takes place.

                8.  So long as the Executive shall be receiving payments under
   Section 6.C.1. above, the Executive shall not engage in any Competitive Activity. For purpose of this Agreement, "Competitive Activity" shall mean the Executive's participation, without the written consent of the Company, in the management of any business operation of any enterprise if such operation (a "Competitive Operation") engages in substantial and direct competition with any business operation actively conducted by the Company or its subsidiaries. "Competitive Activity" shall not include (i) the mere ownership of securities in any enterprise or (ii) participation in the management of any enterprise or any business operation thereof, other than in connection with a Competitive Operation of such enterprise.

            Section 7. Retirement Benefit. A. The Company shall pay a Retirement Benefit to or on account of the Executive which, as at any date, is an amount that, when expressed as a single life annuity, is equal to:

                1. an amount, expressed as a single life annuity, determined in accordance with the provisions of the Retirement Plan for Employees of TBC Corporation (the "Retirement Plan") as in effect on that date, assuming, for purposes of this computation, that:

                    (a) the Executive had earned an additional 28 years and 7 months of Credited Service under the Retirement Plan;

                    (b) the Executive's Average Monthly Compensation under the
                Retirement Plan is an amount determined on the basis of the sum of the amounts paid to him under Sections 3 and 4 above and under the TBC Management Incentive Compensation Plan (or any other compensation plan adopted by the Company in addition to, or in lieu of, said plan), assuming for this determination that section 401(a)(17) of the Internal Revenue Code of 1986 (the "Code") had not been enacted; and

                    (c) that section 415 of the Code had not been enacted;
                reduced by

                2.  the sum of:

                    (a) the amount, expressed as a single life annuity, actually payable to him as of that date under the Retirement Plan; and

                    (b) the amounts, expressed as single life annuities,
                actually payable to him as of that date or previously paid to him under the terms of the Goodyear Retirement Plan for Salaried Employees and the Goodyear Supplementary Pension Plan.

   The benefit described in this Section 7.A. shall be calculated in the manner set forth in Exhibit A attached hereto.

            B. Payment of the Executive's Retirement Benefit shall be made monthly and shall commence on the first day of the calendar month next following the date on which the Executive's employment with the Company is terminated for any reason; provided, however, that if the Executive's employment with the Company is terminated under Section 6 above, payment of his monthly Retirement Benefit shall commence on the first day of the calendar month next following the first to occur of the date as of which the Executive ceases to receive benefits under Sections 6.C.1. and 6.C.2. above or the date of his death.

            C. Notwithstanding Section 7.A. above, if the Executive or his representative so elects (by written notice to the Company not later than ninety (90) days after the date his Retirement Benefits are to begin under the provisions of Section 7.B. above), the Executive shall be paid a Supplemental Retirement Benefit as provided in Section 3 of the Company's Executive Supplemental Retirement Plan as if the Executive were a Participant in such Plan and assuming that the Executive had earned an additional 28 years and 7 months of Credited Service under the Retirement Plan, reduced by the amounts, expressed as single life annuities, actually payable to him as of that date or previously paid to him under the terms of the Goodyear Retirement Plan for Salaried Employees and the Goodyear Supplementary
   Pension Plan.  The Supplemental Retirement Benefit described in this
   Section 7.C. shall be paid to Executive in lieu and instead of the amount provided for in Section 7.A. above and shall be calculated in the manner set forth in Exhibit B attached hereto.

            D. Except as otherwise specifically provided by Section 7.B. above, the Executive's Retirement Benefit shall be paid in the same form and for the same period as is the benefit payable to him under the Retirement Plan. In determining the actuarial equivalency of any Retirement Benefit payable hereunder, the actuarial rates and assumptions set forth in the Retirement Plan shall be utilized.

            Section 8. Compensation from Other Employment. Any compensation payable to the Executive pursuant to the provisions of Section 6 shall be reduced by any amounts of compensation earned or received by the Executive from any other employer for services rendered during the period for which such payments by the Company are to be made thereunder.

            Section 9. Limitation on Payments. A. Sections 280G and 4999 of the Internal Revenue Code (the "Code") impose a 20% excise tax on excessive compensation received by, and deny a deduction to the Company for the amount of excess compensation paid to, employees who are officers, shareholders or highly compensated individuals as a result of a change in the ownership or effective control of the Company or in the ownership of a substantial portion of the Company's assets. In general, payments to an individual that are contingent on a Change in Control will not be treated as excessive if such payments do not exceed three (3) times the average annual compensation received by such individual over the five (5) years preceding the Change in Control. The provisions that follow are designed to maximize the amounts payable to the Executive under this Agreement in the event of a Change in Control, taking into consideration the possible application of the foregoing Code provisions.

            B. Notwithstanding anything in this Agreement to the contrary, in the event that it is determined that any payment by the Company to the Executive or for the Executive's benefit, whether paid or payable pursuant to the terms of this Agreement or otherwise, would be taxable because of Section 4999 of the Code, then the aggregate present value of amounts payable to the Executive or for the Executive's benefit pursuant to this Agreement shall be reduced to the Reduced Amount unless C. below applies. For purposes of this subparagraph, the "Reduced Amount" shall be defined as an amount expressed in present value which maximizes the amounts payable pursuant to this Agreement without causing any such payments to be taxable to the Executive because of Section 4999 of the Code.

            C. If the Net After Tax Benefit of all amounts payable to the Executive pursuant to this Agreement exceeds the Net After Tax Benefit of the Reduced Amount, then this Section 9 shall not apply to limit any amount payable to the Executive. "Net After Tax Benefit" means the amount payable to the Executive or for the Executive's benefit pursuant to this Agreement (whether the Reduced Amount or the full amounts payable to the Executive under this Agreement), less the sum of (i) the amount of Federal income taxes payable with respect to such amounts and (ii) the amount of excise taxes payable on such amounts pursuant to Section 4999 of the Code, if any. For purposes of this clause C., Federal income taxes payable in respect of future payments shall be those prescribed by the Code at the time the calculation is made for the periods in which the same shall be payable.

            D. The initial determination as to whether any reduction in payments and benefits is necessary in order to comply with B. above and,if so, the calculation of the Reduced Amount shall be made by the Company and furnished to the Executive in writing within seven (7) days following the date of termination of the Executive's employment. The Company's determination and its calculation of the Reduced Amount will be final and binding upon the Executive unless the Executive notifies the Company within eight (8) days after the Executive receives the Company's determination and calculation that the Executive disputes the same. Within ten (10) days after the Executive so notifies the Company, the Executive shall deliver to the Company a statement of the basis for the Executive's opinion as to whether any reduction in payments and benefits is necessary, pursuant to B. above and, if so, the Executive's calculation of the Reduced Amount. If, within ten (10) days after the Company receives such statement, the Company and the Executive are unable to agree as to whether any reduction is necessary or as to the calculation of any amounts under this Section 9, then the Company and the Executive shall, within three (3) days thereafter, choose a nationally recognized accounting firm to resolve any such dispute. Such accounting firm's determination shall be made promptly and delivered to the Company and the Executive within twenty (20) days of its appointment and shall be final and binding on the parties. All costs incurred in connection with the accounting firm's determination shall be borne by the Company.

            E. Within ten (10) days after the date a determination and calculation of the Reduced Amount becomes final and binding in accordance with D. above, the Executive may elect which portion of the payments due him under the Agreement shall be eliminated or reduced to meet such Reduced Amount (including meeting the Reduced Amount by reducing the present value of any payment and benefits through deferral of the payment date). If the Executive does not notify the Company of his election within such ten
   (10)-day period, the Company shall have the right to decide how the Reduced Amount will be met.

            F. Pending a final and binding determination and calculation of the Reduced Amount in accordance with this Section 9, the Executive shall have the right to require the Company to pay to the Executive all or any undisputed portion of the Reduced Amount, as determined and calculated by the Company, that would be then due and payable to the Executive pursuant to this Agreement. Such payment shall be made by the Company within two (2) days after the date of receipt of notice from the Executive requesting such payment.

            G. The Company shall pay to the Executive or for the Executive's benefit that portion of the Reduced Amount which is then due and payable (less any amount previously paid by the Company pursuant to F. above) within ten (10) days after receipt of the election by the Executive described in E. above or, in the absence of such an election, within fifteen (15) days after the date upon which any determination and calculation of the Reduced Amount becomes final and binding in accordance with D. above. The balance of the Reduced Amount shall be paid promptly as the same becomes due and payable under this Agreement.

            H. In the event that the Internal Revenue Service or a court of competent jurisdiction makes a final determination that any payments to the Executive under this Agreement are taxable to the Executive pursuant to
   Section 4999 of the Code, and such payments should not have been made under the terms of Sections 9.B. and C. hereof (such taxable payments and benefits being referred to hereinafter as an "Overpayment") or in the event that the Code shall be amended or final regulations thereunder adopted and, as a result thereof, payments or benefits previously made to the Executive under this Agreement should not have been made under the terms of Sections 9.B. and C. and are thus recharacterized as an Overpayment, the amount of such Overpayment shall be treated for all purposes as a loan to the Executive which shall be repayable by the Executive within thirty (30) days after demand by the Company, together with interest at the applicable Federal rate specified for a demand loan in Section 7872(f)(2) of the Code, compounded semiannually. The foregoing provision relating to Overpayments shall be applicable notwithstanding previous compliance by the Company and the Executive with the requirements of this Section 9; provided, however, that no such Overpayment shall be repaid by the Executive to the Company if and to the extent that, despite making such repayment, the amount which is subject to taxation under
   Section 4999 of the Code would not be reduced.

            Section 10. Review of Agreement. The Compensation Committee of the Board of Directors of the Company may consider such extension and modification of the terms of this Agreement for a period or periods subsequent to its expiration as it may deem appropriate at any time or from time to time.

            Section 11. Waiver. The failure of either party to insist, in any one or more instances, upon the performance of any of the terms, covenants or conditions of this Agreement by the other party hereto, shall not be construed as a waiver or as a relinquishment of any right granted hereunder to the party failing to insist on such performance, or as a waiver of the future performance of any such term, covenant or condition, but the obligations hereunder of both parties hereto shall remain unimpaired and shall continue in full force and effect.

            Section 12. Successor; Binding Agreement. The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business or assets of the Company, by agreement in form and substance reasonably satisfactory to the Executive, expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such agreement prior to the effectiveness of such
   succession shall be deemed to be a Change in Control   of the Company
   effective on the date of such succession. As used herein, "Company" shall mean TBC Corporation and any successor to its business and/or its assets as aforesaid which executes and delivers the agreement provided for in this
   Section 12 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

            Section 13. Notices. All notices required or permitted to be given under this Agreement shall be in writing and shall be mailed (postage prepaid via either registered or certified mail) or delivered, if to the Company, addressed to:

                                TBC Corporation
                                4770 Hickory Hill Drive
                                Post Office Box 18342
                                Memphis, Tennessee 38181-0342
                                Attention:  Chairman of the Board

   and if to the Executive, addressed to:

                                Mr. Louis S. DiPasqua
                                2500 Johnson Road
                                Germantown, Tennessee 38139.

   Either party may change the address to which notices to it or him are to be directed by giving written notice of such change to the other party in the manner specified in this paragraph.

            Section 14. Arbitration. Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration in Memphis, Tennessee, in accordance with the Rules of the American Arbitration Association, and judgment upon the award rendered by the Arbitrator(s) may be entered in any court having jurisdiction thereof.

            Section 15. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

             Section 16. Reference. From and after January 31, 1995, this Agreement may be referred to as the Executive Employment Agreement, dated February 18, 1991, as later amended and extended, and as restated effective January 31, 1995, between the parties.

            IN WITNESS WHEREOF, the parties have hereunto set their hands.

                                        TBC CORPORATION



   March 1, 1995                        By /s/ M.E. Bruce
                                           Marvin E. Bruce,
                                           Chairman of the Board



   March 1, 1995                           /s/ Louis S. DiPasqua
                                           LOUIS S. DiPASQUA (Executive)

   The Wyatt Company                                                 Exhibit A
   Consultants and Actuaries                                            1 of 3
   6750 Poplar Avenue
   Memphis, TN  38138



   December 8, 1994


   Mr. Louis DiPasqua
   President & Chief Executive Officer
   TBC Corporation
   Post Office Box 18342
   Memphis, Tennessee  38141-0342

   Dear Mr. DiPasqua:
                             TBC Retirement Benefits

   As requested, we have computed the retirement benefits payable to you from the qualified retirement plan and the non-qualified plan, including benefits provided under your employment contract with TBC.

   The retirement income payable for your lifetime, assuming you retire on October 1, 1999 (age 65), is equal to:

               1.   Qualified plan                $2,277.40
               2.   Non-qualified plan             4,747.45
               3.   Total TBC retirement income   $7,024.85

   The attached pages show the details of our calculations. We have also enclosed a copy of the retirement benefit information we received from Goodyear.

   Our computation of the benefit defined in your employment contract recognizes an additional 28.583 years of service with Goodyear and is based on earnings inclusive of any deferred compensation. The benefit is then offset by the income payable from the TBC qualified plan and any retirement benefits from the Goodyear plan. We suggest that these calculations be reviewed by your attorney to confirm that our understanding of the retirement benefit provided under your contract is correct since we did not have a complete and current copy of the contract.

   If you have any questions or would like any additional computations, please call us.

                                        Sincerely,

                                        THE WYATT COMPANY

                                        /s/ Sarah W. Harrold
                                        Sarah W. Harrold
                                        Consultant

   Enclosure
   cc: Ron McCollough

                                 TBC CORPORATION                     Exhibit A
                                                                        2 of 3
                               Retirement Benefits
                            (Qualified Plan and SERP)

LOUIS DIPASQUA

Data

DOB              9-17-34
DOH              2-16-91
NRD              10-1-99

Service at age 65:

               TBC        8.583 years
            + Goodyear   28.583 years
            =  Total     37.167 years

Covered Compensation:

            1993               $2,647
            Projected to 1999   2,900

Earnings:
                                                                      With IRS
                               Non-Qualified       Qualified           Limits


                 1994           $367,630.00       $342,630.16         $150,000
                 1993            317,583.00        292,583.16          235,840
                 1992            369,558.00        344,558.16          228,860
                 1991-10.5 mos   240,625.14        240,625.14          194,443
                                       (222,220*10.5/12 = 194,443)
Qualified Plan Benefit

  Average monthly pay (assuming $150,000 limit continues):
            $150,000/12 = $12,500

  Preserved average monthly pay as of 10-31-94:
             1993   $235,840    12.0
             1992    228,860    12.0
             1991    194,443    10.5
                    $659,143    34.5 = $19,105.58

  Benefit (the greater of 1 and 2):

  1. Formula:
     [.012 * 12,500 * 8.583] + [.0065 * (12,500 - 2,900) * 8.583] = $1,823.03

  2. "Wear-away" formula (frozen benefit at 10-31-94 plus future accruals):
      [.012 * 19,105.58 * 3.667] +
      [.0065 * (19,105.58 - 2,647) * 3.667] =                          $1,233.03
  +   [.012 * 12,500 * 4.917] + [.0065 * (12,500 - 2,900) * 4.917] =    1,044.37
  =    Total                                                           $2,277.40

                                                                  Exhibit A
                                                                     3 of 3
Non-Qualified Plan Benefit

    Average monthly pay (assuming earnings of $367,630 continues):
            $367,630/12 = $30,635.83

    Benefit:

    1. Formula:
       [.012 * 30,635.85 * 25] + [.0065 * (30635.85 - 2,900) * 25] +
       [.005 * 30,635.83 * 12.167] = $15,561.49

    2. SERP benefit (offset for qualified plan and Goodyear benefits):

                    Formula                $15,561.49
                    Qualified plan          -2,277.40
                    Goodyear*               -8,536.64
                    Non-qualified benefit  $ 4,747.45

                    * see computation of Goodyear benefit



* Goodyear Benefit

      Lump-sum paid in 1991 from supplemental plan:       $241,034.97
      Monthly early retirement income (jt & 2/3 option):    $4,077.31

      Age 65 actuarial equivalent benefit:

      Early retirement income                               $4,077.31
      Converted to life income (4,077.31 / .9042)            4,509.30
      Unreduced at age 65  (4,509.30 / .744)                           $6,060.89

      Lump-sum benefit                                    $241,034.97
      Converted to jt & 2/3 income
            (241,034.97 / 12.0602 / 12)                     $1,665.50
      Converted to life income (1,665.50 / .9042)            1,841.96
      Unreduced at age 65 (1841.96 / .744)                             $2,475.75

      Total age 65 benefit                                             $8,536.64


               Note: The actuarial factors used above are those used by Goodyear in their computations.

                                                                  Exhibit B
                                                                     1 of 2
                              TBC CORPORATION

                            Retirement Benefits
           (Qualified Plan and SERP Based on Floor Benefit )

LOUIS DIPASQUA

Data

DOB              9-17-34
DOH              2-16-91
NRD              10-1-99

Service at age 65:

               TBC        8.583 years
            + Goodyear   28.583 years
            =  Total     37.167 years

Covered Compensation:

            1993               $2,647
            Projected to 1999   2,900

Earnings:
                                                                 With IRS
                          Non-Qualified       Qualified            Limits


              1994          $367,630.00      $342,630.16         $150,000
              1993           317,583.00       292,583.16          235,840
              1992           369,558.00       344,558.16          228,860
              1991-10.5 mos  240,625.14       240,625.14          194,443
                                      (222,220*10.5/12 = 194,443)

Qualified Plan Benefit

    Average monthly pay (assuming $150,000 limit continues):
                 $150,000/12 = $12,500

    Preserved average monthly pay as of 10-31-94:
                  1993      $235,840      12.0
                  1992       228,860      12.0
                  1991       194,443      10.5
                            $659,143      34.5  =   $19,105.58

    Benefit (the greater of 1 and 2):

    1. Formula:
       [.012 * 12,500 * 8.583] + [.0065 * (12,500 - 2,900) * 8.583] = $1,823.03

    2. "Wear-away" formula (frozen benefit at 10-31-94 plus future accruals):
       [.012 * 19,105.58 * 3.667] +
       [.0065 * (19,105.58 - 2,647) * 3.667] =                        $1,233.03
    +  [.012 * 12,500 * 4.917] + [.0065 * (12,500 - 2,900) * 4.917] =  1,044.37
    =  Total                                                          $2,277.40

                                                                  Exhibit B
                                                                     2 of 2
Supplemental Retirement Plan Floor Benefit

     Average monthly pay (assuming earnings of $367,630 continues):
             $367,630/12 = $30,635.83

     Benefit:

     1. Formula:
            [.60 * 30,635.83] = $18,381.50

     2. Floor benefit (offset for qualified plan and Goodyear benefits):

            Formula                 $18,381.50
            Qualified plan           -2,277.40
            Goodyear*                -8,536.64
            Non-qualified benefit   $ 7,567.46

            * see computation of Goodyear benefit



* Goodyear Benefit

     Lump-sum paid in 1991 from supplemental plan:  $241,034.97
     Monthly early retirement income
     (jt & 2/3 option):                               $4,077.31

     Age 65 actuarial equivalent benefit:

     Early retirement income                          $4,077.31
     Converted to life income (4,077.31 / .9042)       4,509.30
     Unreduced at age 65  (4,509.30 / .744)                       $6,060.89

     Lump-sum benefit                               $241,034.97
     Converted to jt & 2/3 income
     (241,034.97 / 12.0602 / 12)                      $1,665.50
     Converted to life income (1,665.50 / .9042)       1,841.96
     Unreduced at age 65 (1841.96 / .744)                         $2,475.75

     Total age 65 benefit                                         $8,536.64


     Note: The actuarial factors used above are those used by Goodyear in their computations.

                                                                  Exhibit 10.2


                         EXECUTIVE CONSULTING AGREEMENT

       This Executive Consulting Agreement dated as of January 1, 1995, is made between TBC Corporation ("TBC"), a Delaware corporation, with its principal office and place of business at 4770 Hickory Hill Road, Memphis, Tennessee 38141, and Marvin E. Bruce ("Mr. Bruce"), residing at Memphis, Tennessee, under the following circumstances:

       Mr. Bruce served as chief executive officer of TBC from 1972 until June 30, 1994, when he retired from active service but continued to hold the position of, and now serves as, Chairman of the Board of Directors of TBC. Mr. Bruce was himself largely responsible for the growth and success of TBC. He is well and favorably known throughout the tire and rubber industry, as well as the automotive parts and accessories industry, has many friends in important positions, serves on the boards of directors of a major bank and several industrial corporations, public and private, and can exercise positive influence on TBC's future business relations with actual and potential suppliers and customers. TBC desires to retain the advice and counsel of Mr. Bruce and to obtain the benefit of his many business contacts, and Mr. Bruce is willing to furnish those services to TBC, on the terms and conditions set forth in this agreement.

       NOW, THEREFORE, the parties hereby agree as follows:

       1. TBC hereby retains Mr. Bruce, and Mr. Bruce hereby accepts TBC's retainer, as an adviser and consultant on its business plans, its relations with its suppliers and customers, its industry relationships, and its marketing endeavors.

       2. The term of this Executive Consulting Agreement shall be for a period of three years, ending on December 31, 1997.

       3. Mr. Bruce shall make himself available for consultation and advice as may be requested by the Chief Executive Officer of TBC or by its Board of Directors, at such times as shall be convenient, not to exceed (without his consent) in any month a period of more than seven days or, in any year, a period in excess of 60 days in the aggregate.

       4. TBC shall compensate Mr. Bruce for his services at the rate of $130,000 per annum, payable monthly or at such other intervals as shall be agreed.

       5. TBC shall reimburse Mr. Bruce for reasonable expenses incurred by him in performing services under this agreement, including travel and lodging away from his home.

       6. Mr. Bruce shall be an Independent Contractor for all purposes and shall not have authority to contract for TBC or bind it in any way nor shall he participate, by virtue of this agreement (without prejudice to his rights under other plans or agreements), in any compensation or similar plan or program of TBC.

       7. Mr. Bruce shall be responsible for paying any and all income or other taxes on his compensation under this agreement.

       8. This is the entire agreement on this subject between the parties and may not be assigned by either party.

       IN WITNESS WHEREOF, the parties have executed this agreement as of the date first set forth above.

                                   TBC CORPORATION


                                   By \s\ Louis S. DiPasqua
                                      Louis S. DiPasqua
                                      President and CEO



                                      \s\ Marvin E. Bruce
                                      Marvin E. Bruce