Form 10-Q
period 1995-06-30
TBC CORP
filed 1995-07-25
CIK 718449

CONFORMED COPY


                        SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, DC  20549

                                     FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED                                  COMMISSION FILE NUMBER
   JUNE 30, 1995                                                       0-11579


                               TBC CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                             31-0600670
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


     4770 Hickory Hill Road
        Memphis, Tennessee                                         38141
      (Address of principal                                     (Zip Code)
        executive offices)

Registrant's telephone number, including area code:   (901) 363-8030

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

                                                  YES  X    NO


24,783,834 Shares of Common Stock were outstanding as of June 30, 1995.


                     INDEX TO EXHIBITS  at page 11 of this Report


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements



                                    TBC CORPORATION

                              CONSOLIDATED BALANCE SHEETS

                                    (In thousands)

                                        ASSETS


                                               June 30,          December 31,
                                                 1995                1994
                                             (Unaudited)
CURRENT ASSETS

    Accounts and notes receivable, less
      allowance for doubtful accounts
      of $7,795 on June 30, 1995
      and $7,069 on December 31, 1994:
         Related parties                      $ 25,336              $ 13,557
         Other                                  95,337                88,221

         Total accounts and notes receivable   120,673               101,778

    Inventories                                 57,348                39,754
    Refundable federal and state income taxes      -                     383
    Deferred federal income taxes                2,192                 1,928
    Other current assets                         2,672                 2,482

         Total current assets                  182,885               146,325



PROPERTY, PLANT AND EQUIPMENT, AT COST

    Land and improvements                        1,560                 1,560
    Buildings                                    8,440                 8,438
    Equipment                                   19,668                16,943
    Furniture and fixtures                       2,183                 2,101
    Leasehold improvements                         600                   600
                                                32,451                29,642
    Less accumulated depreciation               17,082                15,020

         Total property, plant and equipment    15,369                14,622


OTHER ASSETS                                     9,853                 8,735


TOTAL ASSETS                                  $208,107              $169,682





             See accompanying notes to consolidated financial statements.

                                   TBC CORPORATION

                             CONSOLIDATED BALANCE SHEETS

                                    (In thousands)

                         LIABILITIES AND STOCKHOLDERS' EQUITY




                                                June 30,        December 31,
                                                  1995              1994
                                              (Unaudited)
CURRENT LIABILITIES

    Outstanding checks, net                    $  6,151           $  4,257

    Notes payable to banks                       56,694             25,780

    Accounts payable, trade                      32,560             20,763


    Federal and state income taxes payable          362                -

    Other current liabilities                     4,026              4,246

         Total current liabilities               99,793             55,046



NONCURRENT LIABILITIES                              803                653




STOCKHOLDERS' EQUITY

    Common stock, $.10 par value,
       shares issued and outstanding -
       24,784 on June 30, 1995 and
       26,282 on December 31, 1994                2,478              2,628


    Additional paid-in capital                    9,945             10,391

    Retained earnings                            95,088            100,964

         Total stockholders' equity             107,511            113,983


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $208,107           $169,682







             See accompanying notes to consolidated financial statements.

                                  TBC CORPORATION

                          CONSOLIDATED STATEMENTS OF INCOME


                       (In thousands, except per share amounts)

                                     (Unaudited)



                                           Three Months          Six Months
                                          Ended June 30,       Ended June 30,
                                         1995        1994    1995        1994

NET SALES*                            $132,223    $132,925  $262,566   $266,705

COSTS AND EXPENSES:

    Cost of sales                      120,270     119,988   238,702    240,951
    Distribution                         2,041       2,080     3,968      4,059
    Selling and administrative           3,323       5,530     6,650      8,628
    Other (income) expense - net            80        (485)     (159)      (948)

        Total costs and expenses       125,714     127,113   249,161    252,690

INCOME BEFORE INCOME TAXES               6,509       5,812    13,405     14,015

PROVISION FOR INCOME TAXES               2,474       2,209     5,094      5,326

NET INCOME                            $  4,035    $  3,603  $  8,311   $  8,689


Earnings per share                    $    .16    $    .13  $    .33   $    .31


Weighted average number of shares
 and equivalents outstanding            24,994      28,374    25,348     28,444






* Including sales to related parties of $36,277 and $33,765 in the three months ended June 30, 1995 and 1994, respectively, and $72,123 and $71,405 in the six months ended June 30, 1995 and 1994, respectively.





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

                                STOCKHOLDERS' EQUITY


                                    (In thousands)

                                     (Unaudited)



                               Common Stock      Additional
                             Number of            Paid-In    Retained
                              Shares    Amount    Capital    Earnings   Total

Six Months Ended
   June 30, 1994

BALANCE, JANUARY 1, 1994       28,377   $2,838    $11,056   $102,656  $116,550

    Net income for period                                      8,689     8,689

    Issuance of common stock
       under stock option and
       incentive plans             21        2        144        -         146

    Repurchase and retirement
       of common stock           (387)     (39)      (153)    (4,802)   (4,994)

    Tax benefit from exercise
       of stock options            -        -          41        -          41


BALANCE, JUNE 30, 1994         28,011   $2,801    $11,088   $106,543  $120,432



Six Months Ended
   June 30, 1995

BALANCE, JANUARY 1, 1995       26,282   $2,628    $10,391   $100,964  $113,983

    Net income for period                                      8,311     8,311

    Issuance of common stock
       under stock option and
       incentive plans, net        19        2        132        -         134

    Repurchase and retirement
       of common stock         (1,517)    (152)      (600)   (14,187)  (14,939)

    Tax benefit from exercise
       of stock options            -        -          22        -          22


BALANCE, JUNE 30, 1995         24,784   $2,478    $ 9,945   $ 95,088  $107,511




              See accompanying notes to consolidated financial statements.

                                   TBC CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (In thousands)

                                      (Unaudited)
                                                               Six Months
                                                             Ended June 30,
                                                            1995        1994
OPERATING ACTIVITIES
    Net income                                           $  8,311    $  8,689

    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation                                     2,184       2,100
           Amortization                                         8          46
           Deferred federal income taxes                     (264)       (881)
           Changes in operating assets and liabilities:
                 Receivables                              (18,761)    (15,623)
                 Inventories                              (17,594)     (6,378)
                 Other current assets                        (190)       (254)
                 Outstanding checks, net                    1,894       4,082
                 Accounts payable, trade                   11,797       3,420
                 Federal and state income taxes
                   refundable or payable                      767         212
                 Other current liabilities                   (220)      1,926
                 Noncurrent liabilities                       150         312

                   Net cash provided by (used in)
                   operating activities                   (11,918)     (2,349)
INVESTING ACTIVITIES
    Purchase of property, plant and equipment              (2,931)     (1,957)
    Investment in joint venture                            (1,260)        -
    Other, net                                                -            35

                Net cash used in investing activities      (4,191)     (1,922)

FINANCING ACTIVITIES
    Net bank borrowings (repayments) under
        short-term borrowing arrangements                  30,914       9,119
    Issuance of common stock under stock option and
        incentive plans                                       134         146
    Repurchase and retirement of common stock             (14,939)     (4,994)

                   Net cash provided by (used in)
                   financing activities                    16,109       4,271

Increase (decrease) in Cash and Cash Equivalents              -           -
CASH AND CASH EQUIVALENTS
    Balance - Beginning of period                             -           -

    Balance - End of period                               $   -       $   -


Supplemental Disclosures of Cash Flow Information:
    Cash paid for - Interest                              $ 1,178     $   462
                  - Income taxes                            4,591       5,995

Supplemental Disclosure of Non-Cash Financing
    Activity:
      Tax benefit from exercise of stock options          $    22     $    41



            See accompanying notes to consolidated financial statements.

                                   TBC CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)



1.  Financial Statement Presentation

        The consolidated balance sheet as of June 30, 1995, the consolidated statements of income for the three months and six months ended June 30, 1995 and 1994, and the consolidated statements of stockholders' equity and cash flows for the six months ended June 30, 1995 and 1994, have been prepared by the Company, without audit. It is Management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1995 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

3.  Other Assets

        Other assets consist of the following (in thousands):

                                                      June 30,    December 31,
                                                        1995         1994

             Notes receivable                          $7,766       $7,900
             Intangible assets, net of amortization       827          835
             Investment in joint venture                1,260          -


                                                       $9,853       $8,735

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Financial Condition


     The Company's financial position and liquidity remain strong. Stock repurchases during the first half led to a decline in working capital, from $91.3 million at December 31, 1994 to $83.1 million at June 30, 1995.
Current accounts and notes receivable increased by $18.9 million and inventories increased by $17.6 million, due principally to seasonal fluctuations. Other assets increased $1.1 million due primarily to the Company's investment in a joint venture in Mexico. The composite total owed to banks and vendors, in the form of outstanding checks, notes payable to banks and accounts payable, increased by $44.6 million from December 31, 1994 to June 30, 1995. This increase, together with cash generated from operations, enabled the Company to fund the above-noted increases in receivables and inventories, as well as the repurchase of 1.5 million shares of common stock for $14.9 million and normally recurring capital expenditures during the first six months of 1995.




Results of Operations


     Net sales decreased 0.5% during the second quarter and 1.6% through the first six months compared to the year-earlier levels. Sales of tires accounted for approximately 88% of total sales in the second quarter and first six months of both 1995 and 1994. Unit tire volume declined 2.2% in the current quarter and 4.4% in the first half of 1995, compared with the same periods in 1994.
The average tire sales price increased 1.5% in the current quarter and 2.9% in the first six months compared with the year-earlier levels, due primarily to the effect of industry price increases.

     Cost of sales as a percentage of net sales increased from 90.3% in the second quarter of 1994 to 91.0% in the current quarter. For the year-to-date period, cost of sales increased from 90.3% of net sales in 1994 to 90.9% in 1995. The fluctuations were due principally to the combined effects of higher net product costs from suppliers and increased shipments to customers directly from manufacturers rather than through the Company's distribution facilities.


    Distribution expenses declined 1.9% in the current quarter and 2.2% in the first six months of 1995 compared to the year-earlier levels due to reduced operating expenses.


    Selling and administrative expenses decreased $2.2 million in the second quarter and $2.0 million in the first half of 1995, compared to the prior year levels. The reductions were due to lower expenses for supplemental retirement benefits, which were recorded for the first time in the second quarter of 1994.

    The fluctuations in net other income/expense in the second quarter and first six months were due principally to increased interest expenses associated with higher interest rates and bank borrowing levels, compared to the year-earlier levels.

PART II.     OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders



    At the Company's Annual Meeting of Stockholders held on April 20, 1995, Messrs. Louis S. DiPasqua, Dwain W. Higginbotham and Nicholas F. Taubman were elected as directors of the Company for a term expiring at the 1998 Annual Meeting of Stockholders and stockholders approved the appointment of Coopers
& Lybrand as independent public accountants of the Company for the year ending December 31, 1995.

    The number of shares of Common Stock voted for each director elected at the Annual Meeting and the number of shares with respect to which authority to vote for each such director was withheld are as follows: 21,864,333 shares were voted for Mr. DiPasqua and authority to vote 125,817 shares for Mr. DiPasqua was withheld; 21,961,744 shares were voted for Mr. Higginbotham and authority to vote 28,406 shares for Mr. Higginbotham was withheld; 21,961,914 shares were voted for Mr. Taubman and authority to vote 28,236 shares for Mr. Taubman was withheld. A total of 21,936,070 shares were voted for approval of the appointment of Coopers & Lybrand, 33,813 shares were voted against approval, and the holders of 20,267 shares abstained from voting on such approval.




Item 6. Exhibits and Reports on Form 8-K



        (a)  Exhibits - See Index to Exhibits



        (b) No reports on Form 8-K were filed during the three months ended June 30, 1995.

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      TBC CORPORATION



July 24, 1995                         By  /s/ Ronald E. McCollough
                                      Ronald E. McCollough
                                      Senior Vice President Operations
                                      (principal accounting and
                                       financial officer)

                                  INDEX TO EXHIBITS


                                                           Located at
                                                           Sequentially-
  Exhibit No.            Description                       Numbered Page



  (10)  MATERIAL CONTRACTS:

        Management Contracts and Compensatory Plans or Arrangements

 10.1   TBC Corporation 1995 Management Incentive
        Compensation Plan, effective for the calendar
        year 1995 and thereafter ............................      12

                                                  Exhibit 10.1


                                   TBC CORPORATION

                     1995 MANAGEMENT INCENTIVE COMPENSATION PLAN

Section 1. Effective Date. TBC Corporation's 1995 Management Incentive Compensation Plan (the "Plan"), as it may be amended from time to time, shall be effective for the calendar year 1995 and thereafter. The Plan replaces the TBC Corporation Management Incentive Compensation Plan theretofore in effect (the "prior plan").

Section 2.  Objectives.  The objectives of the Plan are to:

       a.    Motivate participants to enhance shareholder value.

       b. Motivate participants to achieve specific Company (or subsidiary), unit and individual goals.

       c.    Provide participants a competitive compensation opportunity.

Section 3. Eligibility. All management employees of the Company and its subsidiaries who have been designated by the Compensation Committee, upon the recommendation of the Chief Executive Officer, shall be eligible to participate in the Plan. All persons who were participants in the prior plan shall be Participants unless otherwise determined by the Committee.

Section 4. Definitions. As used in the Plan, the following terms shall have the following respective meanings:

       a. "Award" means the amount of Incentive Compensation a Participant earns under the Plan during an applicable Year. It is determined for each Participant by (i) multiplying (aa) the Targets achieved by that Participant in each of the Measurement Factors applicable to him or her (bb) by the weighting assigned for that Participant to that Measurement Factor; (ii) aggregating the results; and (iii) multiplying that aggregation of results by the applicable percentage of the Participant's Base Salary determined from the Award Opportunity for the Participant's Group, as shown on Schedule I to the Plan. "Award Opportunity" means the range of Awards to which a Participant may become entitled, commencing at the Target Threshold upon achievement of the Performance Threshold and terminating at the Target Max upon achievement at or above the Performance Max.

       b. "Base Salary" means the base salary earned by a Participant from employment with the Company and/or one or more of its subsidiaries during the applicable Year, including amounts of Base Salary the payment of which a Participant has elected to defer or to contribute to a flexible benefit or retirement plan established by the Company. Base Salary shall not include any amount payable pursuant to an employee benefit or incentive compensation plan or any other compensation or fringe benefits in the nature of reimbursement of moving expenses, excess life insurance premiums, overtime, or the like.

       c. "Committee" means the Compensation Committee of the Company's Board of Directors.

       d.    "Company" means TBC Corporation.

       e. "Group" means the category of managers to which a Participant is assigned by the Committee during an applicable Year. The Groups established by the Plan are as follows: Group I, the Chief Executive Officer; Group II, the Senior Vice Presidents; Group III, the other Vice Presidents; and Group IV, other Participants.

       f. "Incentive Compensation" means compensation payable to a Participant under the provisions of the Plan.

       g. "Measurement Factor" means one of the criteria by which the eligibility of a Participant for an Award under the Plan, in respect of an applicable Year, is to be determined. The standard Measurement Factors are
(i) Net Operating Income, (ii) the units representing the Company's share of the replacement tire market and (iii) revenue derived by the Company from sales of non-tire products (adjusted for inflation) for the applicable Year, but other Measurement Factors may be prescribed for different Participants depending on their respective responsibilities. The Committee, on the recommendation of the Chief Executive Officer, will determine at the beginning of each Year, as to each Participant, the Measurement Factors, the Performances thereof, and their respective weightings to be applied in order to determine the Participant's entitlement to an Award under the Plan for that Year; provided, however, that Net Operating Income of the Company and its subsidiaries (or such of them as may be specified) shall be a significant Measurement Factor in determining the Award earned by each Participant.

       h. "Net Operating Income" means, for any Year, net income derived from the operation of the ordinary business of the Company and its subsidiaries (or such of them as may be specified), exclusive of nonrecurring and extraordinary items and the results of operation of any other business carried on by the Company separate and apart from the ordinary business of the Company and its subsidiaries (or such of them as may be specified), before taking into account any Incentive Compensation payable or paid under the Plan and before taxes on or measured by income.

       i. "Participant" means a management or key staff employee of the Company or a subsidiary of the Company who has been designated by the Committee, upon the recommendation of the Chief Executive Officer, to participate in the Plan.

       j. "Performance" means the extent to which a Measurement Factor is achieved during an applicable Year. A "Performance Threshold" means the lowest level of Performance of a Measurement Factor at which a Participant may be eligible for an Award. A "Performance Goal" means the level of Performance of a Measurement Factor that a Participant is expected to achieve. A "Performance Max" means the level of Performance of a Measurement Factor at or above which the Participant may receive the highest Award available in respect of that Measurement Factor.

       k. "Target" means the Award Opportunity available to each Participant with respect to each Measurement Factor applicable to the Participant during an applicable Year. A "Target Threshold" means the lowest Award to which a Participant may become entitled in respect of Performance of a particular Measurement Factor. A "Target Goal" means the amount of Award a Participant is expected to earn in respect of Performance of a particular Measurement Factor.
A "Target Max" means the highest Award that a Participant may receive in respect of Performance of a particular Measurement Factor.

       l. "Year" means a calendar year. "Current Year" means the Year for which a determination of Incentive Compensation is to be made with respect to a Participant under the Plan.

Section 5.  Amount of Award.

       a. The Plan affords every Participant an Award Opportunity which, if earned, entitles the Participant to receive Incentive Compensation equal to a percentage of the Participant's Base Salary. The percentage depends upon (i) the Group to which the Participant is assigned, (ii) the Performance of the Measurement Factors applicable to that Participant, and (iii) the respective weightings of those Measurement Factors.

       b. The Committee shall cause each Participant to be furnished with a schedule ("Incentive Compensation Target") for the Current Year showing the Measurement Factors applicable to that Participant, their respective weightings and that Participant's Award Opportunity.

       c. A Participant's Award shall be pro-rated in the event of participation in the Plan for less than all of the Current Year or in the event the Participant moves into a different Group. The Participant's Award shall equal the sum of the partial Awards computed by multiplying (i) the Base Salary earned by the Participant while covered under one Group by (ii) the percentage of Base Salary for that Group.

       d. Anything to the contrary in this Section 5 notwithstanding, a Participant's Award may be reduced or cancelled by the Chief Executive Officer, upon recommendation of the Participant's supervisor, on the basis of the Participant's individual performance or in the event of conduct by the Participant which they shall deem detrimental to the Company.

       e. To receive any Award, a Participant must be an employee of the Company or a subsidiary on December 31 of the Current Year unless employment was terminated during the Current Year by reason of retirement in accordance with Company policy, death or disability, in which cases the Award shall be prorated.

Section 6.  Determination of Measurement Factors, etc.

       a. During the first eight weeks of each Year following adoption of the Plan, the Chief Executive Officer shall submit to the Committee, as to each Participant for the Current Year, a statement of that Participant's Award Opporunity and the Chief Executive Officer's recommendations as to the Measurement Factors applicable to the Participant and their respective weightings, with such explanations as the Chief Executive Officer may deem appropriate or as the Committee shall request. The Committee shall act upon those recommendations, with such changes as it may adopt, prior to the end of the first calendar quarter of the Year. Such action by the Committee upon those recommendations shall constitute direction to the Chief Executive Officer to furnish to Participants, as promptly as reasonably possible, their respective Incentive Compensation Targets.

       b. To the extent practicable, determination of the Performance of Measurement Factors shall be based upon the books and records of the Company and its subsidiaries kept in the ordinary course of business, including their audited financial statements and results of operations, and such official and industry data as is generally available and relied upon by the Company and its competitors and suppliers in the industry. Any questions or disputes regarding the correctness, adequacy, definition or otherwise of such books, records and data shall be finally determined for all purposes of the Plan by the Committee, acting upon the recommendation of the Chief Executive Officer and such other sources as the Committee shall determine.

       c. Promptly after the public announcement of the Company's results for the Current Year, the Chief Executive Officer shall certify to the Committee the Award calculations for each Participant. The Committee shall act upon that certification so as to permit payment of all Awards promptly thereafter and, in any event, prior to the end of the first calendar quarter of the next succeeding year.

       d. In no event shall any Awards be payable to Participants unless the Company's consolidated net income before taxes for the Current Year, after taking into account the aggregate amount of the Awards, shall exceed the Company's consolidated net income before taxes for the Year immediately preceding the Current Year. In addition, the aggregate amount of Awards for the Current Year shall not exceed the amount by which the Company's consolidated net income before taxes for the Current Year, after taking into account the aggregate amount of Awards for the Current Year, shall exceed the Company's consolidated net income before taxes for the Year immediately preceding the Current Year. For purposes of this Section 6(d), the Company's consolidated net income before taxes for any year shall be determined from its audited consolidated financial statements reduced by any expenditures chargeable against such income made in connection with the issuance or repurchase of the Company's shares in that year. The Committee may waive the provisions of this paragraph in respect of any Current Year and any Participant or Group, in whole or in part, upon the recommendation of the Chief Executive Officer.

Section 7.  Election to take Common Stock.

a. Each Participant entitled to an Award may elect irrevocably to receive his or her Award, in whole or in part, in the form of Restricted Shares of the Company's Common Stock. A Participant who so elects shall be granted Restricted Shares equal in value to the amount of the Award designated by the Participant plus additional shares ("Bonus Shares") of such stock equal in value to one-half of the designated amount, determined as of the close of business on the date the Participant's Award is paid or would have been paid if the Participant had not so elected. Such election must be made no later than June 30 of the Current Year on a form provided by the Company for the purpose. The designation may be made as a percentage of any Award that may be earned by the Participant in the Current Year or as a specified amount of such Award or any combination thereof, provided that no election shall be made, or designation be effective, that would result in the issuance of fewer than 21 shares.

       b. Restricted Shares issued to a Participant pursuant to the Plan shall vest, one-third on a date three years after the date of the Award, one-third four years after the date of the Award, and the balance five years after the date of the Award, and shall be subject in all respects to the provisions contained in Section 7 of the Company's 1989 Stock Incentive Plan; provided, however, that in any event of forfeiture referred to in said Section 7, only the Bonus Shares that have not yet vested shall be forfeited and all other Restricted Shares then held for the account of the Participant under the Plan shall then vest. (Among other things, said Section 7, as applicable to Restricted Shares issued to a Participant under the Plan, provides, in substance, that the Participant will possess beneficial ownership of the shares and the right to vote them and receive any dividends payable on them but may not assign or sell the shares; that the Company will retain the certificates for the shares until the shares have vested; and the Bonus Shares will be forfeited to the Company if the Participant leaves the employ of the Company otherwise than by reason of death or disability before they have vested.)

Section 8. Withholding for Taxes. Cash payments pursuant to the Plan shall be reduced by amounts sufficient to satisfy any Federal, state and/or local tax withholding requirements. With respect to payments in the form of restricted stock, a Participant shall enter into arrangements with the Company sufficient to enable the Company to satisfy any such withholding requirements.

Section 9. Designation of Beneficiary. A Participant may designate one or more beneficiaries to receive any payment pursuant to the Plan that has not been made prior to the Participant's death. Such designation must be submitted to the Company on a form provided by the Company.

Section 10. Amendment and Termination of the Plan. The Plan shall be subject to amendment or termination by the Committee at any time for any reason, including perceived distortion of its objectives. In addition, the Chief Executive Officer may amend the eligibility requirements and/or the schedules of Awards under the Plan in connection with a reassessment of positions or changes in organization or staffing. Termination of the Plan shall not preclude the subsequent payment of Awards earned under the Plan.

                            SCHEDULE I TO THE PLAN




                                                   Award Opportunity
   Performance of each   Weighting           (Percent of salary by group)
   Measurement Factor    (Percent)          I       II      III       IV

   Threshold              X  %  X          15%      9%       6%      4.5%
   Goal                   X  %  X          50%     30%      20%       15%
   Max                    X  %  X          75%     45%      30%     22.5%





Note: The Award will be determined by straight-line interpolation for Performances between (a) the Threshold and the Goal and (b) the Goal and the Max. The steps between gradations of Performance under (a) and (b), respectively, may not be the same.