Form 10-Q
period 1995-09-30
TBC CORP
filed 1995-10-24
CIK 718449

CONFORMED COPY


                         SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC  20549

                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED                           COMMISSION FILE NUMBER
 SEPTEMBER 30, 1995                                     0-11579


                                    TBC CORPORATION
                 (Exact name of registrant as specified in its charter)


            DELAWARE                                 31-0600670
 (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                 Identification No.)


     4770 Hickory Hill Road
        Memphis, Tennessee                                 38141
      (Address of principal                              (Zip Code)
        executive offices)

Registrant's telephone number, including area code:   (901) 363-8030

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

                                                  YES  X    NO


23,783,834 Shares of Common Stock were outstanding as of September 30, 1995.


                                       1 of 10



PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements



                              TBC CORPORATION

                        CONSOLIDATED BALANCE SHEETS

                               (In thousands)

                                   ASSETS


                                                   September 30,  December 31,
                                                        1995           1994
                                                    (Unaudited)
CURRENT ASSETS

     Accounts and notes receivable, less
       allowance for doubtful accounts
       of $8,366 on September 30, 1995
       and $7,069 on December 31, 1994:
            Related parties                         $ 19,754       $ 13,557
            Other                                     95,138         88,221

            Total accounts and notes receivable      114,892        101,778

     Inventories                                      53,676         39,754
     Refundable federal and state income taxes           -              383
     Deferred federal income taxes                     2,372          1,928
     Other current assets                              2,638          2,482

          Total current assets                       173,578        146,325



PROPERTY, PLANT AND EQUIPMENT, AT COST

     Land and improvements                             2,572          1,560
     Buildings                                        10,982          8,438
     Equipment                                        20,999         16,943
     Furniture and fixtures                            2,351          2,101
     Leasehold improvements                              600            600
                                                      37,504         29,642
     Less accumulated depreciation                    18,296         15,020

          Total property, plant and equipment         19,208         14,622


OTHER ASSETS                                          10,321          8,735


TOTAL ASSETS                                        $203,107       $169,682





            See accompanying notes to consolidated financial statements.

                                   TBC CORPORATION


                            CONSOLIDATED BALANCE SHEETS

                                    (In thousands)

                         LIABILITIES AND STOCKHOLDERS' EQUITY



                                           September 30,       December 31,
                                               1995               1994
                                            (Unaudited)
CURRENT LIABILITIES

     Outstanding checks, net                 $  9,445             $  4,257

     Notes payable to banks                    51,401               25,780

     Current portion of long-term debt            115                  -

     Accounts payable, trade                   34,141               20,763


     Federal and state income taxes payable       102                  -

     Other current liabilities                  4,726                4,246

          Total current liabilities            99,930               55,046


LONG-TERM DEBT, LESS CURRENT PORTION              569                  -



NONCURRENT LIABILITIES                            853                  653


STOCKHOLDERS' EQUITY

     Common stock, $.10 par value,
        shares issued and outstanding -
        23,784 on September 30, 1995 and
        26,282 on December 31, 1994             2,378                2,628


     Additional paid-in capital                 9,543               10,391

     Retained earnings                         89,834              100,964

          Total stockholders' equity          101,755              113,983


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $203,107             $169,682





           See accompanying notes to consolidated financial statements.

                                    TBC CORPORATION

                          CONSOLIDATED STATEMENTS OF INCOME


                       (In thousands, except per share amounts)

                                     (Unaudited)



                                   Three Months             Nine Months
                                Ended September 30,      Ended September 30,
                                  1995        1994         1995        1994

NET SALES*                      $147,171    $157,513     $409,737    $424,218

COSTS AND EXPENSES:


   Cost of sales                 135,253     143,929      373,955     384,880
   Distribution                    2,018       2,005        5,986       6,064
   Selling and administrative      3,502       2,940       10,152      11,568
   Other (income) expense - net      157        (496)          (2)     (1,444)


       Total costs and expenses  140,930     148,378      390,091     401,068

INCOME BEFORE INCOME TAXES         6,241       9,135       19,646      23,150

PROVISION FOR INCOME TAXES         2,371       3,471        7,465       8,797

NET INCOME                      $  3,870    $  5,664     $ 12,181    $ 14,353



Earnings per share              $    .16    $    .21     $    .49    $    .51


Weighted average number of shares
 and equivalents outstanding      24,177      27,422       24,963      28,101






* Including sales to related parties of $30,381 and $37,538 in the three months ended September 30, 1995 and 1994, respectively, and $102,504 and $108,943 in the nine months ended September 30, 1995 and 1994, respectively.




          See accompanying notes to consolidated financial statements.

                                   TBC CORPORATION

                             CONSOLIDATED STATEMENTS OF

                                STOCKHOLDERS' EQUITY


                                    (In thousands)

                                     (Unaudited)



                               Common Stock      Additional
                            Number of              Paid-In   Retained
                             Shares   Amount       Capital   Earnings   Total
Nine Months Ended
   September 30, 1994

BALANCE, JANUARY 1, 1994       28,377  $2,838     $11,056   $102,656  $116,550

     Net income for period                                    14,353    14,353

     Issuance of common stock
        under stock option and
        incentive plans, net       20       2         131        -         133

     Repurchase and retirement
        of common stock        (2,037)   (204)       (806)   (20,508)  (21,518)

     Tax benefit from exercise
        of stock options           -       -           41        -          41



BALANCE, SEPTEMBER 30, 1994    26,360  $2,636     $10,422   $ 96,501  $109,559



Nine Months Ended
   September 30, 1995

BALANCE, JANUARY 1, 1995       26,282  $2,628     $10,391   $100,964  $113,983

     Net income for period                                    12,181    12,181

     Issuance of common stock
        under stock option and
        incentive plans, net       19       2         132       -          134

     Repurchase and retirement
        of common stock        (2,517)   (252)     (1,002)   (23,311)  (24,565)

     Tax benefit from exercise
        of stock options          -       -            22       -           22


BALANCE, SEPTEMBER 30, 1995    23,784  $2,378     $ 9,543   $ 89,834  $101,755





            See accompanying notes to consolidated financial statements.

                                   TBC CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (In thousands)

                                     (Unaudited)
                                                                Nine Months
                                                           Ended September 30,
                                                              1995      1994
OPERATING ACTIVITIES
   Net income                                              $ 12,181  $ 14,353

     Adjustments to reconcile net income to net cash
          provided by operating activities:
               Depreciation                                   3,398     3,164
               Amortization                                      12        80
               Deferred federal income taxes                   (444)     (366)
               Changes in operating assets and liabilities:
                    Receivables                             (12,893)  (33,171)
                    Inventories                             (13,922)    8,134
                    Other current assets                       (156)     (270)
                    Other assets                                (47)     (219)
                    Outstanding checks, net                   5,188     4,924
                    Accounts payable, trade                  13,378    19,840
                    Federal and state income taxes
                      refundable or payable                     507       (47)
                    Other current liabilities                   480       322
                    Noncurrent liabilities                      200       531

                      Net cash provided by (used in)
                          operating activities                7,882    17,275

INVESTING ACTIVITIES
     Purchase of property, plant and equipment               (7,984)   (2,997)
     Investments in joint ventures                           (1,772)      -
     Other, net                                                 -         336

                      Net cash used in investing activities  (9,756)   (2,661)

FINANCING ACTIVITIES
     Net bank borrowings (repayments) under
          short-term borrowing arrangements                  25,621     6,771
     Net increase in long-term debt                             684       -
     Issuance of common stock under stock option and
          incentive plans                                       134       133
     Repurchase and retirement of common stock              (24,565)  (21,518)

                      Net cash provided by (used in)
                     financing activities                     1,874   (14,614)
Increase (decrease) in Cash and Cash Equivalents                -         -

CASH AND CASH EQUIVALENTS
     Balance - Beginning of period                              -         -

     Balance - End of period                                $   -     $   -


Supplemental Disclosures of Cash Flow Information:
     Cash paid for - Interest                               $ 2,197   $   853
                   - Income taxes                             7,402     9,210

Supplemental Disclosure of Non-Cash Financing Activity:
          Tax benefit from exercise of stock options        $    22   $    41


                See accompanying notes to consolidated financial statements.

                                  TBC CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)


1.   Financial Statement Presentation

          The consolidated balance sheet as of September 30, 1995, the consolidated statements of income for the three months and nine months ended September 30, 1995 and 1994, and the consolidated statements of stockholders' equity and cash flows for the nine months ended
     September 30, 1995 and 1994, have been prepared by the Company, without audit. It is Management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1995 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

3.   Other Assets

          Other assets consist of the following (in thousands):

                                                  September 30,    December 31,
                                                       1995            1994

            Notes receivable                         $ 7,679          $7,900
            Intangible assets, net of amortization       823             835
            Investments in joint ventures              1,772             -
            Other                                         47             -

                                                     $10,321          $8,735


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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Financial Condition

     The Company's financial position and liquidity remain strong. The repurchase of 2.5 million shares of common stock for $24.6 million during the first nine months of 1995 led to a decline in working capital, from $91.3 million at December 31, 1994 to $73.6 million at September 30, 1995. Current accounts and notes receivable increased by $13.1 million and inventories increased by $13.9 million, due largely to seasonal fluctuations. The net increase in property, plant and equipment of $4.6 million was due in part to the purchase of certain distribution facilities and equipment in the Northeast during the third quarter. Other assets increased $1.6 million due primarily to investments by the Company in a Mexican joint venture and a domestic import/export joint venture. The composite total owed to banks and vendors, in the form of outstanding checks, notes payable to banks, long-term debt and accounts payable, increased by $44.9 million from December 31, 1994 to September 30, 1995. This increase, together with cash generated from operations, enabled the Company to fund the above-noted increases in receivables, inventories and fixed assets, as well as the stock repurchases during the first nine months of 1995.



Results of Operations

     Net sales decreased 6.6% during the third quarter and 3.4% through the first nine months compared to the year-earlier levels. Sales of tires accounted for approximately 89% of total sales in the third quarter and first nine months of 1995, compared to 90% in the third quarter of 1994 and 89% in the first nine months of 1994. Unit tire volume decreased 11.2% in the current quarter and 6.9% in the first nine months of 1995, compared with the same periods in 1994. The reduced unit tire volume reflected the recent industrywide sluggishness in the replacement tire market, as well as increased competitive pressures. The average tire sales price increased 4.6% in the current quarter and 3.5% in the first nine months compared with the year-earlier levels, due primarily to the effect of industry price increases during the past twelve months.

     Cost of sales as a percentage of net sales increased from 91.4% in the third quarter of 1994 to 91.9% in the current quarter. For the year-to-date period, cost of sales increased from 90.7% of net sales in 1994 to 91.3% in 1995. The fluctuations were due principally to the combined effects of higher net product costs from suppliers and increased shipments to customers directly from manufacturers rather than through the Company's distribution facilities.

     Distribution expenses were relatively unchanged in the current quarter and first nine months of 1995 compared to the year-earlier levels.

     Selling and administrative expenses increased $562,000 in the third quarter compared to the prior year level, due primarily to expenses incurred in connection with the facilities in the Northeast and the timing of certain insurance expenses. Expenses in the first nine months of 1995 declined $1.4 million from the year-earlier level due to lower expenses for supplemental retirement benefits, which were recorded for the first time in the second quarter of 1994.


     The fluctutions in net other income/expense in the third quarter and first nine months were due principally to increased interest expenses associated with higher interest rates and bank borrowing levels, compared to the year-earlier levels.

PART II.  OTHER INFORMATION






Item 6.   Exhibits and Reports on Form 8-K


          (a)  Exhibits - See Index to Exhibits



          (b) No reports on Form 8-K were filed during the three months ended September 30, 1995.

                                SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    TBC CORPORATION



October 23, 1995         By   /s/ Ronald E. McCollough
                              Ronald E. McCollough
                              Senior Vice President Operations
                              (principal accounting and
                               financial officer)