Form 10-K
period 1995-12-31
TBC CORP
filed 1996-02-06
CIK 718449

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED              COMMISSION FILE NUMBER
   DECEMBER 31, 1995                      0-11579

                              TBC CORPORATION

     (Exact name of registrant as specified in its charter)

          DELAWARE                               31-0600670
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

     4770 Hickory Hill Road
       Memphis, Tennessee                            38141
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]







                 INDEX TO EXHIBITS  at page 32 of this Report











Aggregate market value of outstanding shares
   of Common Stock, par value $.10, held by
   non-affiliates of the Company on December
   31, 1995 (for purposes of this calculation,
   2,099,738 shares beneficially owned by
   directors and executive officers of the
   Company were treated as being held
   by affiliates of the Company).................  $187,025,328


Number of shares of Common Stock, par value $.10,
   outstanding at the close of business on
   December 31, 1995 ............................    23,783,834




                DOCUMENT INCORPORATED BY REFERENCE

TBC Corporation's Proxy Statement for its Annual Meeting of Stockholders to be held on April 25, 1996. Definitive copies of the Proxy Statement will be filed with the Commission within 120 days after the end of the Company's fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

                     _______________________

                                    PART I

Item 1. BUSINESS


        TBC Corporation's business began in 1956 under the name Cordovan Associates, Incorporated. The present company was incorporated in Delaware in 1970 under the name THE Tire & Battery Corporation. In 1983, the Company changed its name to TBC Corporation.

        The Company and its wholly-owned subsidiaries are principally engaged in the business of distributing products in the automotive replacement market. Unless the context indicates otherwise, the term "Company" refers to TBC Corporation and its subsidiaries.

Products

        The Company's products are made by leading manufacturers and include tires, batteries, tubes, wheels, ride-control products, filters, brake parts, chassis parts, automotive service equipment and other products. Gross margin percentages on sales of tires and non-tire products do not differ significantly. Substantially all of the Company's products carry the Company's proprietary brand names.

        The Company's Cordovan, Multi-Mile and Sigma brand lines of tires are three of the most complete lines in the replacement tire market, including tires for passenger, truck, farm, industrial, recreational and other applications. Sales of tires accounted for approximately 89% of the Company's total sales in 1995 and 1994 and 88% in 1993. The Company believes it is the largest independent wholesale distributor of replacement tires in the United States.

        Other brands under which the Company's products are marketed include Grand Prix, Grand Am, Grand Spirit, Wild Spirit, Grand Sport, Aqua-Flow, Power King, Harvest King, and Astro-Lite .

Marketing and Distribution

        The Company distributes its products other than those sold through its Battery Associates, Inc. subsidiary ("TBC products") through a network of distributors in the United States, Canada and Mexico. Some of these distributors act as wholesalers, some operate retail outlets, and some function as both wholesalers and retailers. The loss of any major distributor of TBC products could have a material adverse effect upon the Company's business pending the Company's establishment of a replacement distributor.

        Through its distributors and their customers, the Company estimates that TBC products are sold by over 20,000 retail outlets. The retail outlets handling TBC products consist primarily of independent tire dealers.

        Battery Associates, Inc. distributes batteries and related products for automobiles, trucks, motorcycles and other uses through its own nationwide distribution network of wholesale and retail distributors.

Major Customers

        The Company's ten largest distributors accounted for 51% of the Company's gross sales in 1995. Sales to Carroll's, Inc., Hapeville, Georgia, excluding sales to distributors which operate under arrangements with and may pay compensation to Carroll's, represented 15% of the Company's gross sales in 1995. No distributor other than Carroll's individually accounted for more than 10% of the Company's 1995 gross sales. See Item 13 of this Report for additional information concerning major customers.

Suppliers

        The Company purchases its products, in finished form, from a number of major rubber companies, battery manufacturers and other suppliers to the automotive replacement market. The Company owns the brand names under which most of its products are sold and, in the case of tires, many of the molds in which they are made. The Company has not heretofore experienced any difficulty in purchasing products in quantities needed by it, but there can be no assurance that such difficulties will not be encountered in the future.

       The Kelly-Springfield Tire Company, a division of Goodyear Tire and Rubber Company, has been a supplier to the Company since 1963. Kelly-Springfield manufactured more than half of the tires purchased by the Company in 1995, pursuant to a supply agreement entered into in 1977 and a 10-year commitment signed in 1994. The Company also has written contracts with certain other suppliers.

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

Seasonality and Inventory

       The Company normally experiences its highest level of sales in the second and third quarters of each year, with the first quarter exhibiting the lowest level. Since 1991, first quarter sales have represented, on the average, approximately 22% of annual sales; the second and third quarters approximately 26% and 28%, respectively; and the fourth quarter approximately 24%. The Company's inventories generally fluctuate with anticipated seasonal sales volume.

        Orders for the Company's products are usually placed with the Company by computer transmission, facsimile or telephone. Orders for TBC products are filled either out of the Company's inventory or by direct shipment to the customer from the manufacturers' plants at TBC's request. Sales made by Battery Associates to its distributors are made by direct shipments to customers from the manufacturers' plants at Battery Associates' request.

        Since distributors look to the Company to fulfill their needs on short notice, the Company maintains a large inventory of products. The average of beginning and end-of-year inventories was $44,600,000 in 1995. The Company's inventory turn rate (cost of sales, including the cost of direct shipments from manufacturers to distributors, divided by average inventory) was 10.9 for 1995.

Competition

       The industry in which the Company operates is highly competitive, and many of the Company's competitors are significantly larger and have greater financial and other resources than the Company. The Company's direct competitors at its level of distribution are the manufacturers, including its own suppliers, and independent distributors of the products it sells. Indirectly, the Company also competes against tire company stores, chain and department stores, warehouse clubs, oil companies and automotive product retailers, since retailers selling the Company's products must compete against the products offered by other retailers. The Company believes it is able to compete successfully in its industry because of its ability to offer quality products under its proprietary brand names, its efficient distribution systems, and its good relationships with its distributors and suppliers.

Employees

       As of December 31, 1995, the Company employed 271 persons. The Company considers its employee relations to be satisfactory. The Company's employees are not currently represented by a union.

Item 2.  PROPERTIES

       The Company's executive offices and warehouse distribution facilities, which total approximately 1,300,000 square feet under roof, are located in Memphis, Tennessee. The Company owns the office building and one of its warehouses. One warehouse is leased under an agreement expiring in 2005 and two other warehouses are leased under agreements expiring in 2000. Battery Associates, Inc. owns its facilities, which are also located in Memphis. The Company's Northern States Tire, Inc. subsidiary owns facilities in New Hampshire, Vermont and Maine and leases distribution facilities in Massachusetts.

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

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table presents certain information concerning the executive officers of the Company. The term of office of all executive officers of the Company is until the next Annual Meeting of Directors (April 25, 1996) or until their respective successors are elected.

                                              Capacities in which
                                               Individual Serves
       Name                  Age                  the Company

Louis S. DiPasqua            61                President and Chief
                                               Executive Officer

Kenneth P. Dick              49                Senior Vice President
                                               Sales

Bob M. Hubbard               61                Senior Vice President
                                               Purchasing and Engineering

Ronald E. McCollough         55                Senior Vice President
                                               Operations

Larry D. Coley               38                Vice President and
                                               Controller

Charles B. Quinn, Jr.        47                Vice President and
                                               Treasurer

       Mr. DiPasqua has been Chief Executive Officer since July 1994, and President since joining the Company in 1991. Mr. DiPasqua has been a director since 1991 and served as the Company's Chief Operating Officer from 1991 until July 1994. From 1989 until 1991, Mr. DiPasqua was Vice President, Replacement Tire Sales and Marketing for the Goodyear Tire & Rubber Company and prior to that was President and Chief Executive Officer of Kelly Springfield Tire Company, a division of Goodyear. From 1984 to 1988, Mr. DiPasqua was Chairman and Managing Director of Goodyear Great Britain.

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

                                   PART II


Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS



        The Common Stock of the Company is traded on The Nasdaq Stock Market under the symbol TBCC. As of December 31, 1995, the Company had approximately 6,100 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings. The Company did not declare any cash dividends during 1995 or 1994.

        The following table sets forth for the periods indicated the high and low sale prices for the Company's Common Stock as reported by the Nasdaq National Market.



                                                     Price Range

                                                    High        Low
      Quarter ended

          03/31/94............                     13.88        11.25

          06/30/94............                     13.50        11.50

          09/30/94............                     11.75         9.38

          12/31/94............                     10.25         8.50

          03/31/95............                     10.50         8.75

          06/30/95............                     11.75        10.00

          09/30/95............                     11.00         8.88

          12/31/95............                      9.75         6.63

Item 6.    SELECTED FINANCIAL DATA


           Set forth below is selected financial information of the Company for each year in the five-year period ended December 31, 1995. The selected financial information should be read in conjunction with the consolidated financial statements of the Company and notes thereto which appear elsewhere in this Report. The Company did not declare any cash dividends during the five-year period ended December 31, 1995.


                                       Year ended December 31,


                             1995      1994      1993      1992      1991
INCOME STATEMENT
DATA (1):

Net sales .............   $536,122  $551,920  $568,700  $569,508  $499,469


Net income ............     15,249    19,546    21,375    22,474    17,667

Earnings per share (2).        .62       .71       .74       .76       .59


Average shares
    and equivalents
    outstanding (2)....      24,683    27,683    28,945    29,584   30,106


BALANCE SHEET

DATA (1):

Total assets ..........   $179,952  $169,682  $166,746  $176,859  $135,284

Working capital .......     76,600    91,279    95,114    80,630    71,959

Long-term debt ........        555      -         -         -         -

Stockholders' equity ..    104,823   113,983   116,550   102,960    90,370










(1) In thousands except per share amounts.

(2) Reflects 3-for-2 stock splits effective November 15, 1991 and
    December 11, 1992.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


1995 Compared to 1994:

        Net sales for 1995 decreased 2.9% from the 1994 level, due principally to a 3.1% decline in tire sales. Sales of tires accounted for approximately 89% of total sales in both 1995 and 1994. Unit tire shipments decreased 6.5% from the year-earlier level, reflecting increased competitive pressures and sluggishness in the replacement tire market during 1995. Partially offsetting the lower unit volume was a 3.7% increase in the average tire sales price, primarily related to the effect of industry price increases since the beginning of 1994.

        Cost of sales as a percentage of net sales increased from 90.6% in 1994 to 91.2% in 1995. The fluctuation was due to the combined effects of the above-noted competitive pressures and a shift in the Company's sales toward shipments direct from manufacturers rather than through the Company's distribution facilities. Margins on shipments direct from manufacturers are typically lower than through the Company's own facilities.

        Distribution expenses were relatively unchanged in the current year compared to the year-earlier level.

        Selling and administrative expenses declined slightly in 1995 due to the recognition in 1994 of a charge of $2.5 million for supplemental retirement benefits. Excluding that charge, selling and administrative expenses increased principally due to the addition of facilities in the northeastern United States in 1995, higher pension costs and increased selling expenses.

        Net other income/expense shifted from net other income of $1.8 million in 1994 to net other expense of $520,000 in 1995. The fluctuation was due primarily to increased interest expenses associated with higher bank borrowing levels and interest rates than in 1994. The increase in average bank borrowings in 1995 was largely related to repurchases of common stock and higher inventory levels during the year.

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



LIQUIDITY AND CAPITAL RESOURCES

        The Company's financial position and liquidity are strong. At December 31, 1995, working capital totaled $76.6 million and the current ratio was 2.04. At the end of 1994, working capital was $91.3 million and the Company's current ratio was 2.66.

        The Company has arrangements for short-term borrowings totaling $73.0 million. At December 31, 1995, borrowings under these arrangements totaled $50.8 million. Capital expenditures totaled $9.2 million in 1995, which included the purchase of certain distribution facilities and equipment in the northeastern United States and expenditures of $4.2 million for tire molds. This was compared to capital expenditures of $3.6 million in 1994, principally for tire molds. The Company expects to fund 1996 day-to-day operating expenses and normally recurring capital expenditures out of operating funds and its present financial resources. The Company had no material commitments for capital expenditures at the end of 1995.

        Cash generated by operations, together with the available credit arrangements, enabled the Company to fund stock repurchases totaling $24.6 million in 1995 and $22.3 million in 1994, as well as the above-mentioned capital expenditures. The latest repurchase plans, approved by the Board of Directors in 1995, authorized the repurchase of a total of 2,500,000 shares of common stock in market and other transactions, of which approximately 1,285,000 shares had been repurchased as of the end of 1995.

        Included in other assets at December 31, 1995 and 1994 is a promissory note receivable of $4,897,000 from a former distributor. (See
Note 4 to the Consolidated Financial Statements for a discussion of the legal proceedings relative to that receivable.) Other assets increased $1.9 million during 1995, due primarily to investments by the Company in a Mexican joint venture and a domestic import/export joint venture.

        Accounts payable decreased from $20.8 million at December 31, 1994 to $10.1 million at the end of 1995, as the Company took advantage of certain early payment terms from suppliers which were not offered at the end of 1994.


        Notes payable to banks increased from $25.8 million at December 31, 1994 to $50.8 million at December 31, 1995. This increase was due to the above-noted early payment of accounts payable, as well as increased inventories and the aforementioned capital expenditures and stock repurchases during 1995.







Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary financial information required by this Item 8 are included on the following 12 pages of this Report.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders
TBC Corporation

        We have audited the accompanying consolidated balance sheets of TBC Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TBC Corporation and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



                                    COOPERS & LYBRAND L.L.P.



Memphis, Tennessee
January 26, 1996

                               TBC CORPORATION

                         CONSOLIDATED BALANCE SHEETS



                                (In thousands)

                                    ASSETS


                                                             December 31,

                                                          1995         1994

CURRENT ASSETS


   Accounts and notes receivable, less
     allowance for doubtful accounts
     of $8,014 in 1995 and $7,069 in 1994:
       Related parties                                 $ 17,208     $ 13,557
       Other                                             78,330       88,221

       Total accounts and notes receivable               95,538      101,778

   Inventories                                           49,538       39,754
   Refundable federal and state income taxes                472          383
   Deferred federal income taxes                          2,389        1,928
   Other current assets                                   2,252        2,482

       Total current assets                             150,189      146,325

PROPERTY, PLANT AND EQUIPMENT, AT COST

   Land and improvements                                  2,572        1,560
   Buildings                                             10,985        8,438
   Equipment                                             20,324       16,943
   Furniture and fixtures                                 2,381        2,101
   Leasehold improvements                                   600          600
                                                         36,862       29,642
   Less accumulated depreciation                         17,714       15,020

       Total property, plant and equipment               19,148       14,622


OTHER ASSETS                                             10,615        8,735



TOTAL ASSETS                                           $179,952     $169,682





   The accompanying notes are an integral part of the financial statements.

                               TBC CORPORATION

                         CONSOLIDATED BALANCE SHEETS



                                (In thousands)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             December 31,

                                                          1995         1994

CURRENT LIABILITIES

   Outstanding checks, net                             $  8,120     $  4,257

   Notes payable to banks                                50,838       25,780

   Current portion of long-term debt                         81          -

   Accounts payable, trade                               10,117       20,763


   Other current liabilities                              4,433        4,246

       Total current liabilities                         73,589       55,046



LONG-TERM DEBT, LESS CURRENT PORTION                        555          -




NONCURRENT LIABILITIES                                      985          653



STOCKHOLDERS' EQUITY

   Common stock, $.10 par value,
      shares issued and outstanding -
      23,784 in 1995 and 26,282 in 1994                   2,378        2,628

   Additional paid-in capital                             9,543       10,391

   Retained earnings                                     92,902      100,964

       Total stockholders' equity                       104,823      113,983


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $179,952     $169,682




       The accompanying notes are an integral part of the financial statements.

                               TBC CORPORATION

                      CONSOLIDATED STATEMENTS OF INCOME



                   (In thousands, except per share amounts)




                                                  Years ended December 31,



                                            1995         1994        1993

NET SALES*                                $536,122    $551,920     $568,700


COSTS AND EXPENSES

  Cost of sales                            488,717      500,085     514,174
  Distribution                               8,040        8,010       8,825
  Selling and administrative                14,073       14,158      11,991
  Other (income) expense - net                 520       (1,764)       (915)

    Total costs and expenses               511,350      520,489     534,075

INCOME BEFORE INCOME TAXES                  24,772       31,431      34,625


PROVISION FOR INCOME TAXES                   9,523       11,885      13,250

NET INCOME                                $ 15,249     $ 19,546    $ 21,375



Earnings per share                        $    .62     $    .71    $    .74



Weighted average number of shares
  and equivalents outstanding                24,683      27,683      28,945







* Including sales to related parties of $130,215, $135,786 and $140,343 in the years ended December 31, 1995, 1994 and 1993, respectively.





  The accompanying notes are an integral part of the financial statements.

                               TBC CORPORATION

                          CONSOLIDATED STATEMENTS OF

                             STOCKHOLDERS' EQUITY

                                (In thousands)



                                Years ended December 31, 1993, 1994 and 1995

                               Common Stock       Additional
                              Number of             Paid-In   Retained
                              Shares     Amount     Capital   Earnings  Total

BALANCE, JANUARY 1, 1993          29,032   $2,903   $10,593   $89,464  $102,960

  Net income for year                                          21,375    21,375

  Issuance of common stock
    under stock option and
    incentive plans                   48        5       713       -         718

  Repurchase and retirement
    of common stock                 (703)     (70)     (272)   (8,183)   (8,525)

  Tax benefit from exercise of
    stock options                    -         -         22       -          22

BALANCE, DECEMBER 31, 1993        28,377    2,838    11,056   102,656   116,550

  Net income for year                                          19,546    19,546

  Issuance of common stock
    under stock option and
    incentive plans                   20        2       131       -         133

  Repurchase and retirement
    of common stock               (2,115)    (212)     (837)  (21,238)  (22,287)

  Tax benefit from exercise of
    stock options                    -         -         41       -          41

BALANCE, DECEMBER 31, 1994        26,282    2,628    10,391   100,964   113,983

  Net income for year                                          15,249    15,249

  Issuance of common stock
    under stock option and
    incentive plans, net              19        2       132       -         134

  Repurchase and retirement
    of common stock               (2,517)    (252)   (1,002)  (23,311)  (24,565)

  Tax benefit from exercise of
    stock options                    -         -         22       -          22

BALANCE, DECEMBER 31, 1995        23,784   $2,378   $ 9,543  $ 92,902  $104,823




The accompanying notes are an integral part of the financial statements.

                               TBC CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                     Years ended December 31,
                                                     1995      1994      1993
Operating Activities:
   Net income                                     $ 15,249  $ 19,546  $ 21,375

   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                 4,612     4,012     3,838
        Amortization                                    23        86       105
        Deferred federal income taxes                 (461)      238       839
        Changes in operating assets
          and liabilities:
            Receivables                              6,179    (6,270)    1,981
            Inventories                             (9,784)    3,559     4,768
            Other current assets                       230      (601)     (240)
            Other assets                              (280)     (375)      -
            Outstanding checks, net                  3,863     3,276       981
            Accounts payable, trade                (10,646)    2,281   (13,674)
            Federal and state income taxes
             refundable or payable                     (67)     (426)     (771)
            Other current liabilities                  187      (312)   (2,694)
            Noncurrent liabilities                     332       653       -

        Net cash provided by operating activities    9,437    25,667    16,508

Investing Activities:
   Purchase of property, plant and equipment        (9,151)   (3,580)   (3,078)
   Investments in joint ventures                    (1,562)      -         -
   Other                                                13       378        29

        Net cash used in investing activities      (10,700)   (3,202)   (3,049)
Financing Activities:
   Net bank borrowings (repayments) under
     short-term borrowing arrangements              25,058      (311)   (7,523)
   Net increase in long-term debt                      636       -         -
   Issuance of common stock under stock option
     and incentive plans, net of repurchase            134       133       718
   Repurchase and retirement of common stock       (24,565)  (22,287)   (8,525)

        Net cash provided by (used in)
          financing activities                       1,263   (22,465)  (15,330)

Decrease in cash and cash equivalents                  -         -      (1,871)

Cash and cash equivalents:
   Balance - Beginning of year                         -         -       1,871

   Balance - End of year                          $    -    $    -    $    -


Supplemental Disclosures of Cash Flow Information:
   Cash paid for - Interest                       $  2,956  $  1,324  $  1,844
                 - Income Taxes                     10,051    12,073    13,182

Supplemental Disclosure of Non-Cash Financing
  Activity:
    Tax benefit from exercise of stock options    $     22  $     41  $     22




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

        Accounting estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures.

        Cash equivalents - Cash equivalents consist of short-term, highly liquid investments which are readily convertible into cash.

        Inventories - Inventories, consisting of automotive products held for resale, are valued at the lower of cost (principally last in-first out) or market. Current costs of inventories exceeded the LIFO value by $6,863,000 and $5,746,000 at December 31, 1995 and 1994, respectively.

        Revenue recognition - Sales are recognized upon shipment of products. Estimated costs of returns and allowances are accrued at the time products are shipped.

        Interest on early payments to suppliers for product - Interest income associated with early payments to suppliers for product is recorded as a reduction of product cost. The portion of this interest which was included in the statements of income as a reduction to cost of sales represented 1.59% of net sales in 1995, 1.44% in 1994 and 1.45% in 1993.

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

        Earnings per share - Earnings per share have been computed by dividing net income by the weighted average number of shares of common stock and equivalents outstanding. Common stock equivalents included in the computation represent shares issuable upon assumed exercise of stock options, which would have a dilutive effect in the respective years. Fully diluted earnings per share did not significantly differ from primary earnings per share in the years presented.

        Recently-issued pronouncements - Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", was issued in March 1995. Adoption of this statement, which established accounting standards for long-lived assets and certain intangible assets beginning in 1996, is not expected to have a material impact on the Company's consolidated financial statements.

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", was issued in October 1995. This statement encourages companies to recognize stock-based compensation using new fair value accounting rules and requires companies not adopting such rules to make certain financial disclosures, beginning in 1996. The company does not expect to change its expense recognition policies as a result of this pronouncement but plans to adopt the required disclosure provisions.


2.  RELATED PARTY TRANSACTIONS

        The Company's operations, consisting of the distribution of products for the automotive replacement market, are managed through the Board of Directors, members of which owned or are affiliated with companies which owned approximately 9% of the Company's common stock at December 31, 1995. Sales to distributors represented on the Board, including affiliates of such distributors, accounted for approximately 24% of the Company's net sales during 1995 and 25% in 1994 and 1993. One distributor accounted for approximately 15% of net sales in 1995 and 16% in 1994 and 1993. Sales to joint ventures in which the Company has an ownership interest accounted for approximately 1% of the Company's 1995 net sales. Accounts receivable resulting from transactions with related parties are presented separately in the balance sheets.

3.  SHORT-TERM FINANCING AGREEMENTS

       The Company has lines of credit for short-term borrowings totaling $53,000,000, bearing interest at a negotiated rate not to exceed prime. In addition, the Company may borrow up to $20,000,000 under a bank revolving loan. The unused amount under these arrangements at December 31, 1995 was $22,162,000. The weighted average interest rate on short-term borrowings at December 31, 1995 and 1994 was 6.80% and 7.23%, respectively.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


4.  OTHER ASSETS

        Other assets consist of the following (in thousands):

                                                           December 31,

                                                        1995        1994

   Notes receivable                                   $ 7,961     $7,900
   Investments in joint ventures                        1,562        -
   Intangible assets, net of amortization               1,058        835
   Other                                                   34        -

                                                      $10,615     $8,735


       The notes receivable totals include a note for $4,897,000 from a former distributor. The maker of the note was discharged in a proceeding under Chapter 11 of the Bankruptcy Code in 1991. The Company received distributions totaling $308,000 from the bankruptcy proceeding. The Company holds written guarantees of the distributor's account, absolute and continuing in form, signed by the principal former owners and officers of the distributor and their wives, upon which the Company filed suit in 1989. The defendants have pleaded various defenses based on, among other things, an alleged oral cancellation of the guarantees. The defendants have also filed a third party complaint against the Company's former chief executive officer in which they claim the right to recover against him for any liability they may have to the Company. The Company believes, on the basis of applicable Tennessee law, that those defenses are invalid and that there is no merit to the third-party complaint. In October 1994, the Court granted the Company's motion to exclude evidence of any oral cancellation of the guarantees. The Court's order has been appealed and no date for trial has been scheduled. The Company knows of no reason to believe that the defendants will be unable to pay any judgment that may be entered against them in the action.

5.  INCOME TAXES

       Income taxes provided for the years ended December 31, 1995, 1994 and 1993 were as follows (in thousands):

                                                  1995      1994      1993
       Current:
           Federal                              $ 8,868   $10,349   $11,095
           State                                  1,116     1,298     1,316
                                                  9,984    11,647    12,411
       Deferred - Federal                          (461)      238       839

                                                $ 9,523   $11,885   $13,250


       The provision for deferred income taxes is based on the liability method prescribed by Statement of Financial Accounting Standards No. 109 and represents the change in the Company's deferred income tax asset during the year, including the effect of enacted tax rate changes. Deferred income taxes arise from temporary differences between the tax basis of the Company's assets and liabilities and

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


5.  INCOME TAXES (Continued)


their reported amounts in the financial statements.   The net deferred income
tax assets in the financial statements at December 31, 1995, 1994 and 1993 included approximately $2,762,000, $2,474,000 and $2,740,000, respectively, related to the allowance for doubtful accounts and notes.


       The difference between the Company's effective income tax rate and the statutory U. S. Federal income tax rate is reconciled as follows:

                                                  1995      1994      1993

       Statutory U.S. Federal rate                35.0%     35.0%     35.0%
       State income taxes                          2.9       2.7       2.5
       Other                                        .5        .1        .8
       Effective tax rate                         38.4%     37.8%     38.3%

6.  RETIREMENT PLANS

       The Company has a defined benefit pension plan covering the majority of its employees. The benefits are based on years of service and the employee's final compensation. The Company's present funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. This amount is computed using a different actuarial cost method and different assumptions from those used for financial reporting purposes.

       The following table sets forth the defined benefit pension plan's funded status and amounts recognized in the Company's balance sheets (in thousands):
                                                            December 31,

                                                          1995        1994
   Actuarial present value of accumulated
       benefit obligations, including
       vested benefits of $2,850 in 1995
       and $2,863 in 1994                               $(3,325)    $(3,202)

   Actuarial present value of projected
       benefit obligations for service
       rendered to date                                 $(5,053)    $(4,553)

   Plan assets at fair value, primarily
       listed stocks and U.S. bonds                       5,695       5,247

   Plan assets over projected
       benefit obligation                                   642         694
   Unrecognized net loss from experience
       different from that assumed                        1,357       1,485

   Unrecognized net assets at January 1,
       1995 and 1994, being recognized
       over 15.53 years                                     (91)       (108)

   Unrecognized prior service cost                          133         170

   Prepaid pension cost                                 $ 2,041     $ 2,241

0
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


6.  RETIREMENT PLANS (Continued)

           The net expense for the defined benefit pension plan for 1995, 1994 and 1993 included the following (in thousands):

                                              1995       1994       1993

     Service cost                           $  274     $  319     $  289
     Interest cost                             349        375        356
     Return on plan assets                    (757)        (2)      (862)
     Net amortization and deferral             616       (633)       291


                                            $  482     $   59     $   74


       The weighted average discount rate and rate of increase in future compensation levels used in determining the 1995 actuarial present value of the projected benefit obligation were 7.25% and 5%, respectively. The expected long-term rate of return on assets was 10%.

       The Company also has an unfunded supplemental retirement plan for certain of its executive officers, to provide benefits in excess of amounts permitted to be paid by its defined benefit pension plan under current tax law. In addition, supplemental retirement provisions are included in the employment agreement of the Company's President and Chief Executive Officer and were included in the former Chief Executive Officer's employment agreement. During 1994, the Company determined that expenses should be recorded under these arrangements, and that the accumulated benefit obligation, which was previously unaccrued, should be reflected as a liability in the consolidated balance sheets until paid. As a result, expenses for 1994 included supplemental retirement charges of $2,548,000. Expenses in 1995 included supplemental retirement charges of $199,000. At December 31, 1995, the projected benefit obligation was $1,048,000 and the accumulated benefit obligation, which was reflected as a noncurrent liability, totaled $985,000.

       In 1994, the Company adopted an employee savings plan under Section 401(k) of the Internal Revenue Code, covering the majority of its employees. Contributions made by the Company to the 401(k) plan are based on a specified percentage of employee contributions. Expenses recorded in 1995 and 1994 for the Company's contributions totaled $62,000 and $39,000, respectively.


7.  STOCKHOLDERS' EQUITY

       The Company is authorized to issue 50,000,000 shares of $.10 par value common stock. In addition, 2,500,000 shares of $.10 par value preferred stock are authorized, none of which were outstanding at December 31, 1995 or 1994.

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

       At December 31, 1994, the Company had options for 438,540 shares outstanding, with exercise prices equal to market value on the date of grant, ranging from $1.48 to $12.13 per share. Options for 119,325 shares were granted in 1995, with an exercise price equal to market value of $9.69 per share. Options for 37,918 shares were exercised in 1995 at prices ranging from $1.48 to $8.00 per share, and options for 6,604 shares were forfeited. At December 31, 1995, options for 513,343 shares were outstanding with exercise prices ranging from $1.48 to $12.13 per share. Stock appreciation rights for options on 38,280 and 63,280 shares were outstanding at December 31, 1995 and 1994, respectively. Amounts included in the statements of income relating to stock appreciation rights included a charge of $23,000 in 1995 and credits of $198,000 in 1994 and $162,000 in 1993.

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

        In 1995 and 1994, shares of the Company's common stock were repurchased and retired under plans approved by the Board of Directors. The latest plans, approved in 1995, authorized the repurchase of 2,500,000 shares in market and other transactions. As of December 31, 1995, approximately 1,285,000 shares had been repurchased under these plans.

8.  LEASES

       Rental expense of $2,069,000, $2,160,000 and $2,149,000 was charged to operations in 1995, 1994 and 1993, respectively. Minimum noncancelable real property lease commitments at December 31, 1995, were as follows (in thousands):

          Year                          Amount

          1996                           2,004
          1997                           2,144
          1998                           1,179
          1999                           1,179
          2000                           1,180
          Thereafter through 2005        4,914

                                       $12,600

       The commitments relate substantially to distribution facilities in Memphis, Tennessee. In addition to the above rental payments, the Company is obligated in some instances to pay real estate taxes, insurance and certain maintenance.




SUPPLEMENTARY DATA:

QUARTERLY FINANCIAL INFORMATION

   Unaudited quarterly results for 1995 and 1994 are summarized as follows:

                                  (In thousands, except per share amounts)

                                First       Second       Third     Fourth
                               Quarter      Quarter     Quarter    Quarter
1995

Net sales                     $130,343     $132,223    $147,171    $126,385
Cost of sales                  118,432      120,270     135,253     114,762
Net income                       4,276        4,035       3,870       3,068
Earnings per share            $    .17     $    .16    $    .16    $    .13

1994

Net sales                     $133,780     $132,925    $157,513    $127,702
Cost of sales                  120,963      119,988     143,929     115,205
Net income                       5,086        3,603       5,664       5,193
Earnings per share*           $    .18     $    .13    $    .21    $    .20

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.



                                   PART III


Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Except for information concerning executive officers of the Company which is set forth in Part I of this Report, the information required by this
Item 10 is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 25, 1996, and is incorporated herein by this reference.


Item 11.     EXECUTIVE COMPENSATION

        The information required by this Item 11 is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 25, 1996, and, with the exception of the information disclosed in the Proxy Statement pursuant to Item 402(k) or 402(l) of Regulation S-K, is incorporated herein by this reference.


Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 12 is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 25, 1996, and is incorporated herein by this reference.


Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 25, 1996, and is incorporated herein by this reference.

                                   PART IV



Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
        REPORTS ON FORM 8-K

        (a)  (1)  FINANCIAL STATEMENTS

        The following items, including consolidated financial statements of the Company, are set forth at Item 8 of this Report:

        Report of Independent Certified Public Accountants

             Consolidated Balance Sheets - December 31, 1995, and 1994

             Consolidated Statements of Income - Years ended December 31, 1995, 1994, and 1993

             Consolidated Statements of Stockholders' Equity - Years ended December 31, 1995, 1994 and 1993

             Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994, and 1993

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

        See INDEX to EXHIBITS included at p. 32 of this Report

        (b)  REPORTS ON FORM 8-K

        The Company did not file any Reports on Form 8-K during the quarter ended December 31, 1995.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TBC Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Memphis, Tennessee, on this 2nd day of February, 1996.

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


            Name                        Title                  Date



/s/ LOUIS S. DiPASQUA              President, Chief         February 2, 1996
Louis S. DiPasqua                  Executive Officer
                                   and Director

/s/ RONALD E. McCOLLOUGH           Senior Vice President    February 2, 1996
Ronald E. McCollough               Operations (principal
                                   accounting and
                                   financial officer)





* MARVIN E. BRUCE                  Chairman of the Board    February 2, 1996
Marvin E. Bruce                    of Directors



                                   Director                 February  , 1996
Robert E. Carroll, Jr.



                                   Director                 February  , 1996
Robert H. Dunlap

* STANLEY A. FREEDMAN                Director               February 2, 1996
Stanley A. Freedman



                                     Director               February  , 1996
Dwain W. Higginbotham



* RICHARD A. McSTAY                  Director               February 2, 1996
Richard A. McStay



* ROBERT M. O'HARA                   Director               February 2, 1996
Robert M. O'Hara



* ROBERT R. SCHOEBERL                Director               February 2, 1996
Robert R. Schoeberl



* NICHOLAS F. TAUBMAN                Director               February 2, 1996
Nicholas F. Taubman



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




Memphis, Tennessee
January 26, 1996

                               TBC CORPORATION

              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                (In thousands)




                                       Additions
                                   Charged   Charged
                                   to Costs     to
                        Balance      and       Other                  Balance
                       January 1,  Expenses  Accounts  Deductions   December 31,

   1995

Warranty
   reserve......        $  975      $1,591      -     $1,564 (1)        $1,002

Allowance for
   doubtful
   accounts.....         7,069       1,546      123      724 (2)         8,014



   1994

Warranty
   reserve......           861       1,643      -      1,529 (1)           975

Allowance for
   doubtful
   accounts.....         7,828       1,320      -      2,079 (2)         7,069


   1993

Warranty
   reserve......           755       1,466      -      1,360 (1)           861

Allowance for
   doubtful
   accounts.....         7,066       1,453      -        691 (2)         7,828






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

                              INDEX TO EXHIBITS


                                                                   Located at
                                                                    Manually
                                                                 Numbered Page

 (3)               ARTICLES OF INCORPORATION AND BY-LAWS:

  3.1              Certificate of Incorporation of TBC Corporation,
                   as amended April 29, 1988, was filed as Exhibit
                   3.1 to the TBC Corporation Annual Report on
                   Form 10-K for the year ended December 31, 1994 .....    *

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

  4.2              Modification and Extension Agreement, dated
                   June 30, 1995 between TBC Corporation and First
                   Tennessee Bank National Association, regarding
                   the $15,000,000 line of credit ......................  38

  4.3              Promissory Note, dated June 30, 1993 from TBC
                   Corporation to First Tennessee Bank National
                   Association, for $44,500,000 line of credit,
                   was filed as Exhibit 4.2 to the TBC Corporation
                   Annual Report on Form 10-K for the year ended
                   December 31, 1993 ..................................    *

  4.4              Second Modification and Extension Agreement, dated
                   June 30, 1995 between TBC Corporation and First
                   Tennessee Bank National Association, regarding the
                   $44,500,000 line of credit .........................   40

  4.5              Promissory Note (revolving loan), dated April 1,
                   1993 from TBC Corporation to Third National Bank
                   in Nashville, for $20,000,000, was filed as
                   Exhibit 4.3 to the TBC Corporation Annual Report
                   on Form 10-K for the year ended December 31, 1993 ..    *

   #               Other long-term debt instruments ...................    #

(10)               MATERIAL CONTRACTS:

                   Management Contracts and Compensatory Plans or Arrangements

 10.1              Executive Employment Agreement between the Company
                   and Mr. Louis S. DiPasqua, amended and restated
                   as of January 31, 1995, was filed as Exhibit 10.1
                   to the TBC Corporation Quarterly Report on
                   Form 10-Q for the quarter ended March 31, 1995 .....    *

 10.2              Executive Consulting Agreement between the Company
                   and Mr. Marvin E. Bruce dated January 1, 1995, was
                   filed as Exhibit 10.2 to the TBC Corporation
                   Quarterly Report on Form 10-Q for the quarter
                   ended March 31, 1995 ...............................    *

 10.3              Louis S. DiPasqua Trust Agreement dated as of
                   October 22, 1992 between the Company and First
                   Tennessee Bank National Association was filed as
                   Exhibit 10.6 to the TBC Corporation Annual Report
                   on Form 10-K for the year ended December 31, 1992 ..    *

 10.4              TBC Corporation 1983 Stock Option Plan, as amended
                   April 23, 1992 was filed as Exhibit 10.7 to the
                   TBC Corporation Annual Report on Form 10-K for
                   the year ended December 31, 1992 ...................    *

 10.5              TBC Corporation 1989 Stock Incentive Plan, as
                   amended April 23, 1992 was filed as Exhibit 10.8
                   to the TBC Corporation Annual Report on Form 10-K
                   for the year ended December 31, 1992 ...............    *

 10.6              TBC Corporation Deferred Compensation Plan for
                   Directors was filed as Exhibit 10.10 to the TBC Corporation Annual Report on Form 10-K for the
                   year ended December 31, 1993 .......................    *

 10.7              Executive Employment Agreement dated as of
                   November 1, 1988 between the Company and Mr.
                   Kenneth P. Dick, including Trust Agreement as
                   Exhibit A thereto, as extended as of November 1,
                   1991 and as amended as of July 1, 1992, was
                   filed as Exhibit 10.10 to the TBC Corporation
                   Annual Report on Form 10-K for the year ended
                   December 31, 1992 ..................................    *

 10.8 Agreement to Extend Executive Employment Agreement, between the Company and Mr. Kenneth P. Dick dated
                   October 31, 1994 ...................................    *

 10.9              Executive Employment Agreement dated as of
                   November 1, 1988 between the Company and Mr.
                   Bob M. Hubbard, including Trust Agreement as
                   Exhibit A thereto, as extended as of November 1,
                   1991 and as amended as of July 1, 1992, was
                   filed as Exhibit 10.11 to the TBC Corporation
                   Annual Report on Form 10-K for the year ended
                   December 31, 1992 ..................................    *

 10.10 Agreement to Extend Executive Employment Agreement, between the Company and Mr. Bob M. Hubbard dated
                   October 31, 1994 ...................................    *

 10.11             Executive Employment Agreement dated as of
                   November 1, 1988 between the Company and Mr.
                   Ronald E. McCollough, including Trust Agreement
                   as Exhibit A thereto, as extended as of November 1,
                   1991 and as amended as of July 1, 1992, was
                   filed as Exhibit 10.12 to the TBC Corporation
                   Annual Report on Form 10-K for the year ended
                   December 31, 1992 ..................................    *

 10.12 Agreement to Extend Executive Employment Agreement, between the Company and Mr. Ronald E. McCollough
                   dated October 31, 1994 .............................    *

 10.13             TBC Corporation 1995 Management Incentive
                   Compensation Plan, effective for the calendar year
                   1995 and thereafter, was filed as Exhibit 10.1 to
                   the TBC Corporation Quarterly Report on Form 10-Q
                   for the quarter ended June 30, 1995 ................    *

 10.14             Amendment dated July 20, 1995 to the
                   TBC Corporation 1995 Management Incentive
                   Compensation Plan ..................................   42

 10.15             TBC Corporation Executive Supplemental Retirement
                   Plan, as amended October 22, 1992, was filed as
                   Exhibit 10.14 to the TBC Corporation Annual Report
                   on Form 10-K for the year ended December 31, 1992 ..    *

                   Other Material Contracts

 10.16 1994 Amendment to the TBC Corporation Executive Supplemental Retirement Plan, dated
                   November 30, 1994, was filed as Exhibit 10.16 to
                   the TBC Corporation Annual Report on Form 10-K
                   for the year ended December 31, 1994................    *

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

(23)               CONSENTS OF EXPERTS AND COUNSEL:


 23.1 Consent of Coopers & Lybrand L.L.P., Independent Certified Public Accountants, to incorporation by reference of their reports dated January 26, 1996 in Post-Effective Amendment No. 1 to Registration Statement on Form S-8 for the Company's 1983 Stock
                   Option Plan (Reg. No. 2-97888) and Registration
                   Statement on Form S-8 for the Company's 1989 Stock
                   Incentive Plan (Reg. No. 33-43166) .................   44

(24)               POWER OF ATTORNEY:

 24.1              Power of attorney of each person who signed this
                   Annual Report on Form 10-K on behalf of another
                   pursuant to a power of attorney ....................   45

(27)               FINANCIAL DATA SCHEDULE:

 27.1              Financial Data Schedule ............................    +

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

"#" The total amount of securities authorized under other long-term debt instruments does not exceed 10% of the total assets of the company and its subsidiaries on a consolidated basis. A copy of each such instrument will be furnished to the commission upon request.

"+" Included only in the Company's electronic filing with the Commission.

                               TBC CORPORATION




                                   EXHIBITS

                                      TO

                                  FORM 10-K

                              FOR THE YEAR ENDED
                              DECEMBER 31, 1995

                                                          EXHIBIT 4.2



                     MODIFICATION AND EXTENSION AGREEMENT






        THIS AGREEMENT, made and entered into as of the 30th day of June, 1995 by and between FIRST TENNESSEE BANK NATIONAL ASSOCIATION, a national banking association having its principal place of business in Memphis, Tennessee (hereinafter referred to as the "Bank"), and TBC CORPORATION, a Delaware corporation (hereinafter referred to as the "Borrower").



                                 WITNESSETH:

         WHEREAS, Bank has extended to the Borrower a committed line of credit in the maximum principal amount not to exceed the sum of Fifteen Million Dollars ($15,000,000.00)(the "Loan") advances pursuant to which are evidenced by a promissory note (the "Note"), dated June 30, 1993, in the principal amount of Fifteen Million Dollars ($15,000,000.00), executed by the Borrower and payable to the order of the Bank; and


        WHEREAS, the Note provided for principal to be payable on demand, and if no demand made, on June 30, 1994; and

        WHEREAS, the Bank has extended the maturity of the Note to June 30, 1995, pursuant to that certain Modification and Extension Agreement, dated as of the 30th day of June, 1994; and

        WHEREAS, the Borrower and the Bank now desire to enter into this Agreement in order to extend the maturity of the indebtedness evidenced by the Note.

        NOW, THEREFORE, for good and valuable considerations, the receipt and sufficiency of which are hereby acknowledged, it is agreed by the parties as follows:

                                  Agreements

        1. At the request of the Borrower, the Bank, as the legal holder of the indebtedness evidenced by the Note, does hereby modify the payment of indebtedness, so that said indebtedness, together with interest from date at the variable rate per annum as set forth in the Note, shall be due and payable on demand, and if no demand is made, on June 30, 1996.

        2. It is expressly understood and agreed that the Note shall continue as evidence of the indebtedness until the same is paid.
As modified, amended, and extended hereby, the Note evidencing the indebtedness above-mentioned is hereby ratified, approved and confirmed in all respects.

        IN WITNESS WHEREOF, the Borrower has executed this Modification and Extension Agreement and the Bank has caused this Agreement to be executed by its duly authorized officer, on this the day and year first above written.


                            FIRST TENNESSEE BANK NATIONAL
                            ASSOCIATION

                            By: /s/ James G. Moore, Jr.
                            Title:  Vice President


                            TBC CORPORATION

                            By: /s/ Louis S. DiPasqua
                            Title:   President/CEO

                            By: /s/ Charles B. Quinn, Jr.
                            Title: Vice President/Treasurer

                                                          EXHIBIT 4.4



                 SECOND MODIFICATION AND EXTENSION AGREEMENT






        THIS SECOND MODIFICATION AND EXTENSION AGREEMENT ("Second
Modification"), made and entered into as of the 30th day of June, 1995 by and between FIRST TENNESSEE BANK NATIONAL ASSOCIATION, a national banking association having its principal place of business in Memphis, Tennessee (hereinafter referred to as the "Bank"), and TBC CORPORATION, a Delaware corporation (hereinafter referred to as the "Borrower").



                                 WITNESSETH:

        WHEREAS, Bank has extended to the Borrower an offering line of credit in the maximum principal amount not to exceed the sum of Forty-Four Million Five Hundred Thousand Dollars ($44,500,000.00) (the "Loan") advances pursuant to which are evidenced by a promissory note (the "Note"), dated June 30, 1993, in the principal amount of Forty-Four Million Five Hundred Thousand Dollars ($44,500,000.00), executed by the Borrower and payable to the order of the Bank; and

        WHEREAS, the Note originally provided for principal to be payable on demand, and, if no demand made, on June 30, 1994; and

        WHEREAS, the provision for making payment of principal by June 30, 1994 if no demand had been made previously was modified to provide that outstanding principal would be payable on June 30, 1995 if no demand had been made previously (the "First Modification"); and

        WHEREAS, the Borrower and the Bank now desire to enter into this Second Modification in order to reduce the maximum principal amount of the Loan (a) to Forty-Three Million Dollars ($43,000,000.00) during the period from the date the Bank notifies the Borrower that the Bank has received all of the required documentation for an offering line of credit to TBC de Mexico, S.A. de C.C.V. (the "TBC de Mexico Notice") through September 30, 1995, and (b) to Thirty-Eight Million Dollars ($38,000,000.00) as of October 1, 1995; and

        WHEREAS, the Borrower and the Bank further desire to modify the Note to provide that outstanding principal will be payable on June 30, 1996 if no demand has been made previously.

        NOW, THEREFORE, for good and valuable considerations, the receipt and sufficiency of which are hereby acknowledged, it is agreed by the parties as follows:

                                  Agreements

        1. At the mutual agreement of the Borrower and the Bank, as the legal holder of the indebtedness evidenced by the Note, the maximum principal amount which may be borrowed on the Loan (a) from the date of the TBC de Mexico Notice through September 30, 1995 is Forty-Three Million Dollars ($43,000,000.00) and
(b) beginning October 1, 1995, is Thirty-Eight Million dollars ($38,000,000.00).

        2. At the request of the Borrower, the Bank, as the legal holder of the indebtedness evidenced by the Note, does hereby modify the payment of the indebtedness, so that said indebtedness, together with interest from date at the variable rate per annum as set forth in the Note, shall be due and payable on demand, and if no demand is made, on June 30, 1996.

        3. It is expressly understood and agreed that the Note, as modified by the First Modification and this Second Modification, shall continue as evidence of the indebtedness until the same is paid. As modified, amended, and extended by the First Modification and hereby, the Note evidencing the indebtedness above-mentioned is hereby ratified, approved and confirmed in all respects.

        IN WITNESS WHEREOF, the Borrower has executed this Second
Modification and Extension Agreement and the Bank has caused this Second Modification and Extension Agreement to be executed by its duly authorized officer, on this the day and year first above written.


                            FIRST TENNESSEE BANK NATIONAL
                            ASSOCIATION

                            By: /s/ James G. Moore, Jr.
                            Title:  Vice President


                            TBC CORPORATION

                            By: /s/ Louis S. DiPasqua
                            Title:   President/CEO

                            By: /s/ Charles B. Quinn, Jr.
                            Title: Vice President/Treasurer

                                                           EXHIBIT 10.14



                           JULY 20, 1995 AMENDMENT
                                     TO
                               TBC CORPORATION
                 1995 MANAGEMENT INCENTIVE COMPENSATION PLAN


        On July 20, 1995, the Compensation Committee of the Board of Directors of TBC Corporation amended the TBC Corporation Management Incentive Compensation Plan by adding the following language to the end of the first sentence of Section 7(b) of the Plan:

                "provided further, however, that there shall be no forfeiture if the Participant ceases to be employed by the Company prior to the end of the Restricted Period by reason of normal retirement under a retirement plan of the Company or the Participant otherwise retires with the consent of the Company, or the Participant's employment is terminated by death or disability, or if the Company terminates his or her employment otherwise than by reason of fault on the part of the Participant."

                                                          EXHIBIT 21.1


                                 SUBSIDIARIES
                                      OF
                               TBC CORPORATION


        TBC Corporation has four subsidiaries, each of which is wholly-owned by TBC Corporation. The subsidiaries and their states of incorporation are as follows:


                Name of Subsidiary         State of Incorporation

             Battery Associates, Inc.             Delaware

             Northern States Tire, Inc.           Delaware

             TBC International, Inc.              Delaware

             TBC Sales, Inc.                      Delaware

                                                EXHIBIT 23.1





                      CONSENT OF INDEPENDENT ACCOUNTANTS


        We consent to the incorporation by reference in the amended form S-8 registration statement for TBC Corporation's 1983 Stock Option Plan and the form S-8 registration statement for TBC Corporation's 1989 Stock Incentive Plan of our reports dated January 26, 1996, on our audits of the consolidated financial statements and financial statement schedule of TBC Corporation as of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993, which reports are included in this Annual Report on Form 10-K.

                                      COOPERS & LYBRAND L.L.P.




Memphis, Tennessee
January 26, 1996

                                                EXHIBIT 24.1



                               TBC CORPORATION


                          LIMITED POWER OF ATTORNEY





        WHEREAS, TBC Corporation (the "Company") intends to file with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1995;

        NOW, THEREFORE, the undersigned, in his capacity as a director of the Company, hereby appoints Louis S. DiPasqua and/or Ronald E. McCollough, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to execute in his name, place and stead, the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (including any amendment to such report), and any and all other instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Either of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in the aforesaid capacity, every act whatsoever necessary or desirable to be done, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of either of said attorneys.


        IN WITNESS WHEREOF, the undersigned has executed this instrument this 1st day of February, 1996.




                                    /s/ Marvin E. Bruce
                                    Marvin E. Bruce

                               TBC CORPORATION


                          LIMITED POWER OF ATTORNEY





        WHEREAS, TBC Corporation (the "Company") intends to file with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1995;

        NOW, THEREFORE, the undersigned, in his capacity as a director of the Company, hereby appoints Louis S. DiPasqua and/or Ronald E. McCollough, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to execute in his name, place and stead, the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (including any amendment to such report), and any and all other instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Either of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in the aforesaid capacity, every act whatsoever necessary or desirable to be done, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of either of said attorneys.


        IN WITNESS WHEREOF, the undersigned has executed this instrument this 1st day of February, 1996.




                                    /s/ Stanley A. Freedman
                                    Stanley A. Freedman

                               TBC CORPORATION


                          LIMITED POWER OF ATTORNEY





        WHEREAS, TBC Corporation (the "Company") intends to file with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1995;

        NOW, THEREFORE, the undersigned, in his capacity as a director of the Company, hereby appoints Louis S. DiPasqua and/or Ronald E. McCollough, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to execute in his name, place and stead, the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (including any amendment to such report), and any and all other instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Either of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in the aforesaid capacity, every act whatsoever necessary or desirable to be done, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of either of said attorneys.


        IN WITNESS WHEREOF, the undersigned has executed this instrument this 2nd day of February, 1996.




                                    /s/ Richard A. McStay
                                    Richard A. McStay

                               TBC CORPORATION


                          LIMITED POWER OF ATTORNEY





        WHEREAS, TBC Corporation (the "Company") intends to file with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1995;

        NOW, THEREFORE, the undersigned, in his capacity as a director of the Company, hereby appoints Louis S. DiPasqua and/or Ronald E. McCollough, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to execute in his name, place and stead, the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (including any amendment to such report), and any and all other instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Either of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in the aforesaid capacity, every act whatsoever necessary or desirable to be done, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of either of said attorneys.


        IN WITNESS WHEREOF, the undersigned has executed this instrument this 1st day of February, 1996.




                                    /s/ Robert M. O'Hara
                                    Robert M. O'Hara

                               TBC CORPORATION


                          LIMITED POWER OF ATTORNEY





        WHEREAS, TBC Corporation (the "Company") intends to file with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1995;

        NOW, THEREFORE, the undersigned, in his capacity as a director of the Company, hereby appoints Louis S. DiPasqua and/or Ronald E. McCollough, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to execute in his name, place and stead, the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (including any amendment to such report), and any and all other instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Either of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in the aforesaid capacity, every act whatsoever necessary or desirable to be done, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of either of said attorneys.

        IN WITNESS WHEREOF, the undersigned has executed this instrument this 1st day of February, 1996.




                                    /s/ Robert R. Schoeberl
                                    Robert R. Schoeberl

                               TBC CORPORATION


                          LIMITED POWER OF ATTORNEY





        WHEREAS, TBC Corporation (the "Company") intends to file with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1995;

        NOW, THEREFORE, the undersigned, in his capacity as a director of the Company, hereby appoints Louis S. DiPasqua and/or Ronald E. McCollough, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to execute in his name, place and stead, the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (including any amendment to such report), and any and all other instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Either of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in the aforesaid capacity, every act whatsoever necessary or desirable to be done, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of either of said attorneys.


        IN WITNESS WHEREOF, the undersigned has executed this instrument this 1st day of February, 1996.




                                    /s/ Nicholas F. Taubman
                                    Nicholas F. Taubman