Form 10-Q
period 1996-03-31
TBC CORP
filed 1996-04-18
CIK 718449

CONFORMED COPY


                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549

                                 FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED                         COMMISSION FILE NUMBER
   MARCH 31, 1996                                     0-11579


                               TBC CORPORATION
          (Exact name of registrant as specified in its charter)


            DELAWARE                                 31-0600670
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                Identification No.)


     4770 Hickory Hill Road
        Memphis, Tennessee                                 38141
      (Address of principal                              (Zip Code)
        executive offices)

Registrant's telephone number, including area code:   (901) 363-8030

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

                                                  YES  X    NO


23,782,352 Shares of Common Stock were outstanding as of March 31, 1996.


                                   1 of 10


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements



                               TBC CORPORATION

                         CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                    ASSETS


                                                 March 31,       December 31,
                                                   1996              1995
                                                (Unaudited)
CURRENT ASSETS

    Accounts and notes receivable, less
      allowance for doubtful accounts
      of $8,423 on March 31, 1996
      and $8,014 on December 31, 1995:
           Related parties                          $ 19,733       $ 17,208
           Other                                      77,204         78,330

           Total accounts and notes receivable        96,937         95,538

    Inventories                                       55,265         49,538
    Refundable federal and state income taxes            -              472
    Deferred federal income taxes                      2,455          2,389
    Other current assets                               2,780          2,252

         Total current assets                        157,437        150,189



PROPERTY, PLANT AND EQUIPMENT, AT COST

    Land and improvements                              2,572          2,572
    Buildings                                         10,994         10,985
    Equipment                                         21,055         20,324
    Furniture and fixtures                             2,397          2,381
    Leasehold improvements                               600            600
                                                      37,618         36,862
    Less accumulated depreciation                     18,906         17,714

         Total property, plant and equipment          18,712         19,148


OTHER ASSETS                                           8,572         10,615


TOTAL ASSETS                                        $184,721       $179,952

See accompanying notes to consolidated financial statements.

                               TBC CORPORATION


                         CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                                   March 31,     December 31,
                                                      1996            1995
                                                  (Unaudited)
CURRENT LIABILITIES

    Outstanding checks, net                         $  8,264       $  8,120

    Notes payable to banks                            48,927         50,838

    Current portion of long-term debt                     62             81

    Accounts payable, trade                           12,071         10,117

    Federal and state income taxes payable             1,512            -

    Other current liabilities                          4,131          4,433

         Total current liabilities                    74,967         73,589


LONG-TERM DEBT, LESS CURRENT PORTION                     515            555


NONCURRENT LIABILITIES                                 1,027            985



STOCKHOLDERS' EQUITY

    Common stock, $.10 par value,
       shares issued and outstanding -
       23,782 on March 31, 1996 and
       23,784 on December 31, 1995                     2,378          2,378

    Additional paid-in capital                         9,543          9,543

    Retained earnings                                 96,291         92,902

         Total stockholders' equity                  108,212        104,823



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $184,721       $179,952



           See accompanying notes to consolidated financial statements.

                              TBC CORPORATION

                     CONSOLIDATED STATEMENTS OF INCOME


                   (In thousands, except per share amounts)

                                 (Unaudited)




                                                         Three Months
                                                        Ended March 31,

                                                     1996            1995

NET SALES*                                          $121,366      $130,343

COSTS AND EXPENSES


    Cost of sales                                    110,065       118,432
    Distribution                                       2,100         1,927
    Selling and administrative                         3,800         3,327
    Other (income) expense - net                         (65)         (239)

        Total costs and expenses                     115,900       123,447

INCOME BEFORE INCOME TAXES                             5,466         6,896

PROVISION FOR INCOME TAXES                             2,077         2,620

NET INCOME                                          $  3,389      $  4,276



Earnings per share                                  $    .14      $    .17


Weighted average number of shares
   and equivalents outstanding                        23,837        25,707






* Including sales to related parties of $32,826 and $35,846 in the three months ended March 31, 1996 and 1995, respectively.



         See accompanying notes to consolidated financial statements.

                              TBC CORPORATION


                         CONSOLIDATED STATEMENTS OF

                            STOCKHOLDERS' EQUITY

                                (In thousands)

                                 (Unaudited)




                            Common Stock      Additional
                            Number of          Paid-In   Retained
                           Shares    Amount    Capital   Earnings    Total
Three Months Ended
    March 31, 1995

BALANCE, JANUARY 1, 1995   26,282   $2,628     $10,391   $100,964   $113,983


 Net income for period                                      4,276      4,276

 Issuance of common stock
    under stock option and
    incentive plans             3      -            22       -            22

 Repurchase and retirement
    of common stock        (1,204)    (120)       (476)   (10,995)   (11,591)

 Tax benefit from exercise
    of stock options          -        -             3        -            3


BALANCE, MARCH 31, 1995    25,081    $2,508    $ 9,940   $ 94,245   $106,693




Three Months Ended
    March 31, 1996

BALANCE, JANUARY 1, 1996   23,784    $2,378    $ 9,543   $ 92,902   $104,823

 Net income for period                                      3,389      3,389


 Forfeiture of restricted
    stock                      (2)      -          -          -          -


BALANCE, MARCH 31, 1996    23,782    $2,378    $ 9,543   $ 96,291   $108,212





          See accompanying notes to consolidated financial statements.

                               TBC CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                 (Unaudited)
                                                               Three Months
                                                              Ended March 31,
                                                             1996        1995
OPERATING ACTIVITIES
    Net income                                            $  3,389   $  4,276
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation                                      1,234      1,042
           Amortization                                         28          4
           Deferred federal income taxes                       (66)      (157)
           Equity in earnings from joint ventures              (39)       -
           Changes in operating assets and liabilities:
                 Receivables                                   647    (11,270)
                 Inventories                                (5,727)   (11,973)
                 Other current assets                         (528)        63
                 Other assets                                    8        -
                 Outstanding checks, net                       144      6,231
                 Accounts payable, trade                     1,954     17,565
                 Federal and state income taxes
                   refundable or payable                     1,984      2,540
                 Other current liabilities                    (302)        (8)
                 Noncurrent liabilities                         42         75

                   Net cash provided by (used in)
                     operating activities                    2,768      8,388

INVESTING ACTIVITIES
    Purchase of property, plant and equipment                 (811)    (2,156)
    Investment in joint venture                                -         (982)
    Other, net                                                  13        -

                Net cash used in investing activities         (798)    (3,138)

FINANCING ACTIVITIES
    Net bank borrowings (repayments) under
        short-term borrowing arrangements                   (1,911)     6,319
    Net decrease in long-term debt                             (59)       -
    Issuance of common stock under stock option and
        incentive plans                                         -          22
    Repurchase and retirement of common stock                   -     (11,591)

                   Net cash provided by (used in)
                     financing activities                   (1,970)    (5,250)

Increase (decrease) in Cash and Cash Equivalents               -          -

CASH AND CASH EQUIVALENTS
    Balance - Beginning of period                              -          -

    Balance - End of period                                $   -      $   -


Supplemental Disclosures of Cash Flow Information:
    Cash paid for - Interest                               $   799    $   440
                  - Income taxes                               159        237
Supplemental Disclosure of Non-Cash Financing
    Activity:
      Tax benefit from exercise of stock options           $   -      $     3


         See accompanying notes to consolidated financial statements.

                               TBC CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)


1.  Financial Statement Presentation

        The consolidated balance sheet as of March 31, 1996, and the consolidated statements of income, stockholders' equity and cash flows for the three months ended March 31, 1996 and 1995, have been prepared by the Company, without audit. It is Management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1996 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report.

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

3.  Other Assets

        Other assets consist of the following (in thousands):


                                                     March 31,    December 31,
                                                       1996          1995

             Notes receivable                          $5,915        $7,961
             Intangible assets, net of amortization     1,037         1,058
             Investment in joint venture                1,586         1,562
             Other                                         34            34

                                                       $8,572        10,615

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations





Financial Condition

     The Company's financial position and liquidity remain strong. Working capital increased from $76.6 million at December 31, 1995 to $82.5 million at March 31, 1996. Inventories increased by $5.7 million during the current quarter, in anticipation of increased seasonal sales demand. Other assets decreased $2.0 million, principally due to advance collections on a note receivable subsequent to March 31, 1996, which resulted in such amounts being reclassified in the balance sheet to a current asset. The composite total owed to banks and vendors, in the form of outstanding checks, notes payable to banks and accounts payable, was relatively unchanged from December 31, 1995 to March 31, 1996. Cash generated from operations enabled the Company to fund the above-noted increase in inventories, as well as normally recurring capital expenditures during the first three months of 1996.

     A letter of intent has been signed regarding the Company's proposed acquisition of all of the outstanding shares of Big O Tires, Inc. a franchisor of independent retail tire and automotive service stores. If this proposed acquisition is completed, the Company anticipates that additional long-term borrowings will be incurred to finance the transaction.


Results of Operations

     Net sales decreased 6.9% during the first quarter compared to the year-earlier level. Sales of tires accounted for approximately 86% of total sales in the first quarter of 1996 versus 88% in the first three months of 1995. Unit tire volume declined 8.4% compared to the level experienced in the prior year first quarter, due largely to the continuation of highly competitive pressures in the replacement tire market. The average tire sales price was relatively unchanged from the year-earlier level, decreasing 0.5% Sales of non-tire products increased 10.0% in the first quarter of 1996, due principally to greater shipments of automotive service equipment and batteries.

     Cost of sales as a percentage of net sales decreased from 90.9% in the first quarter of 1995 to 90.7% in the current quarter. During the first quarater of 1996, the Company benefitted from increased interest on early payments to suppliers, which lowered net product costs.

     Distribution expenses increased 9.0% in the current quarter compared to the year-earlier level, due primarily to the addition of facilities in the northeastern United States during the third quarter of 1995.

     Selling and administrative expenses increased $473,000 from the level in the first quarter of 1995, due to the expenses associated with the facilities added in the northeastern United States.

    Net other income was lower in the first quarter of 1996 compared to the year-earlier level, due largely to increased interest expenses associated with higher average bank borrowings.

PART II.     OTHER INFORMATION





Item 6. Exhibits and Reports on Form 8-K


        (a)  Exhibits -


               None



        (b) During the quarter for which this report is filed, the Company filed a Current Report on Form 8-K dated March 14, 1996 providing under Item 5, "Other Events", information relative to the signing of a letter of intent regarding the Company's proposed acquisition of all of the outstanding shares of Big O Tires, Inc. The transaction remains subject to the approval by the Board of Directors of each company of a definitive merger agreement, which has not yet been completed. A definitive merger agreement would then be subject to the approval of the stockholders of Big O.

                                  SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      TBC CORPORATION



April 18, 1996                        By  /s/ Ronald E. McCollough
                                          Ronald E. McCollough
                                          Senior Vice President Operations
                                          (principal accounting and
                                           financial officer)