Form 10-Q
period 1996-06-30
TBC CORP
filed 1996-08-14
CIK 718449

                                                                CONFORMED COPY


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549

                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED                         COMMISSION FILE NUMBER
    JUNE 30, 1996                                   0-11579


                               TBC CORPORATION
      (Exact name of registrant as specified in its charter)


            DELAWARE                                 31-0600670
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                Identification No.)


     4770 Hickory Hill Road
        Memphis, Tennessee                                 38141
      (Address of principal                              (Zip Code)
        executive offices)

Registrant's telephone number, including area code:   (901) 363-8030

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

                                                  YES  X    NO


23,797,946 Shares of Common Stock were outstanding as of June 30, 1996.


                 INDEX TO EXHIBITS  at page 12 of this Report

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements


                               TBC CORPORATION

                         CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                    ASSETS


                                                    June 30,     December 31,
                                                      1996           1995
                                                   (Unaudited)
CURRENT ASSETS

    Accounts and notes receivable, less
      allowance for doubtful accounts
      of $8,809 on June 30, 1996
      and $8,014 on December 31, 1995:
           Related parties                          $ 23,884       $ 17,208

           Other                                      79,512         78,330

           Total accounts and notes receivable       103,396         95,538

    Inventories                                       52,535         49,538
    Refundable federal and state income taxes            -              472
    Deferred federal income taxes                      2,713          2,389
    Other current assets                               3,022          2,252

         Total current assets                        161,666        150,189


PROPERTY, PLANT AND EQUIPMENT, AT COST

    Land and improvements                              2,572          2,572
    Buildings                                         10,985         10,985
    Equipment                                         22,680         20,324
    Furniture and fixtures                             2,478          2,381
    Leasehold improvements                               613            600
                                                      39,328         36,862

    Less accumulated depreciation                     20,275         17,714

         Total property, plant and equipment          19,053         19,148


OTHER ASSETS                                           8,317         10,615


TOTAL ASSETS                                        $189,036       $179,952



         See accompanying notes to consolidated financial statements.

                               TBC CORPORATION

                         CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                                    June 30,    December 31,
                                                      1996          1995
                                                  (Unaudited)
CURRENT LIABILITIES

    Outstanding checks, net                         $  6,409       $  8,120

    Notes payable to banks                            27,425         50,838

    Current portion of long-term debt                     51             81

    Accounts payable, trade                           36,846         10,117

    Federal and state income taxes payable               113            -

    Other current liabilities                          5,087          4,433

         Total current liabilities                    75,931         73,589


LONG-TERM DEBT, LESS CURRENT PORTION                     488            555


NONCURRENT LIABILITIES                                 1,076            985


STOCKHOLDERS' EQUITY

    Common stock, $.10 par value,
       shares issued and outstanding -
       23,798 on June 30, 1996 and
       23,784 on December 31, 1995                     2,380          2,378

    Additional paid-in capital                         9,643          9,543

    Retained earnings                                 99,518         92,902

         Total stockholders' equity                  111,541        104,823


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $189,036       $179,952


         See accompanying notes to consolidated financial statements.

                               TBC CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME


                   (In thousands, except per share amounts)

                                 (Unaudited)



                                        Three Months           Six Months
                                        Ended June 30,       Ended June 30,
                                      1996        1995      1996        1995

NET SALES*                         $134,499    $132,223   $255,865    $262,566

COSTS AND EXPENSES:

    Cost of sales                   123,854     120,270    233,919     238,702
    Distribution                      2,311       2,041      4,411       3,968
    Selling and administrative        3,973       3,323      7,773       6,650
    Other (income) expense - net       (844)         80       (909)       (159)

        Total costs and expenses    129,294     125,714    245,194     249,161

INCOME BEFORE INCOME TAXES            5,205       6,509     10,671      13,405

PROVISION FOR INCOME TAXES            1,978       2,474      4,055       5,094

NET INCOME                         $  3,227    $  4,035   $  6,616    $  8,311



Earnings per share                 $    .14    $    .16   $    .28    $    .33


Weighted average number of shares
 and equivalents outstanding         23,857      24,994     23,847      25,348





* Including sales to related parties of $35,874 and $36,277 in the three months ended June 30, 1996 and 1995, respectively, and $68,700 and $72,123 in the six months ended June 30, 1996 and 1995, respectively.



         See accompanying notes to consolidated financial statements.

                               TBC CORPORATION

                          CONSOLIDATED STATEMENTS OF


                             STOCKHOLDERS' EQUITY

                                (In thousands)

                                 (Unaudited)



                                 Common Stock     Additional
                               Number of            Paid-In   Retained
                                Shares    Amount    Capital   Earnings   Total
Six Months Ended
   June 30, 1995

BALANCE, JANUARY 1, 1995         26,282   $2,628   $10,391   $100,964  $113,983

    Net income for period                                       8,311     8,311

    Issuance of common stock
       under stock option and
       incentive plans, net          19        2       132       -          134

    Repurchase and retirement
       of common stock           (1,517)    (152)     (600)   (14,187)  (14,939)

    Tax benefit from exercise
       of stock options               -        -        22       -           22



BALANCE, JUNE 30, 1995           24,784   $2,478   $ 9,945   $ 95,088  $107,511




Six Months Ended
   June 30, 1996

BALANCE, JANUARY 1, 1996         23,784   $2,378   $ 9,543   $ 92,902  $104,823

    Net income for period                                       6,616     6,616

    Issuance of common stock
       under stock option and
       incentive plans, net          14        2       100        -         102


BALANCE, JUNE 30, 1996           23,798   $2,380   $ 9,643   $ 99,518  $111,541




          See accompanying notes to consolidated financial statements.

                               TBC CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                 (Unaudited)
                                                               Six Months
                                                              Ended June 30,
                                                           1996        1995
OPERATING ACTIVITIES
    Net income                                          $  6,616   $  8,311
    Adjustments to reconcile net income to net cash
    provided by operating activities:
           Depreciation                                    2,611      2,184
           Amortization                                       55          8
           Equity in earnings from joint ventures           (162)       -
           Deferred federal income taxes                    (324)      (264)
           Changes in operating assets and liabilities:
                 Receivables                              (5,459)   (18,761)
                 Inventories                              (2,997)   (17,594)
                 Other current assets                       (770)      (190)
                 Other assets                                  6        -
                 Outstanding checks, net                  (1,711)     1,894
                 Accounts payable, trade                  26,729     11,797
                 Federal and state income taxes
                   refundable or payable                     585        767
                 Other current liabilities                   654       (220)
                 Noncurrent liabilities                       91        150

                   Net cash provided by (used in)
                   operating activities                   25,924    (11,918)

INVESTING ACTIVITIES
    Purchase of property, plant and equipment             (2,539)    (2,931)
    Investment in joint venture                              -       (1,260)
    Other, net                                                23        -

                Net cash used in investing activities     (2,516)    (4,191)

FINANCING ACTIVITIES
    Net bank borrowings (repayments) under
        short-term borrowing arrangements                (23,413)    30,914
    Net decrease in long-term debt                           (97)       -
    Repurchase and retirement of common stock                -      (14,939)
    Issuance of common stock under stock option and
        incentive plans                                      102        134

                   Net cash provided by (used in)
                   financing activities                  (23,408)    16,109

Increase (decrease) in Cash and Cash Equivalents             -          -

CASH AND CASH EQUIVALENTS
    Balance - Beginning of period                            -          -

    Balance - End of period                              $   -      $   -


Supplemental Disclosures of Cash Flow Information:
    Cash paid for - Interest                             $ 1,357    $ 1,178
                  - Income taxes                           3,794      4,591

Supplemental Disclosure of Non-Cash Financing
    Activity:
      Tax benefit from exercise of stock options         $   -      $    22


          See accompanying notes to consolidated financial statements.

                               TBC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)


1.  Financial Statement Presentation

        The consolidated balance sheet as of June 30, 1996, the consolidated statements of income for the three months and six months ended June 30, 1996 and 1995, and the consolidated statements of stockholders' equity and cash flows for the six months ended June 30, 1996 and 1995, have been prepared by the Company, without audit. It is Management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1996 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report.


2.  Other Assets

        Other assets consist of the following (in thousands):

                                                     June 30,   December 31,
                                                       1996          1995

             Notes receivable                          $5,562      $ 7,961
             Investments in joint ventures              1,691        1,562
             Intangible assets, net of amortization     1,028        1,058
             Other                                         36           34

                                                       $8,317      $10,615

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

                              TBC CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)



3.  Earnings Per Share

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


4.  Subsequent Event

        On July 10, 1996, the Company completed the acquisition of all of the outstanding shares of Big O Tires, Inc., a franchisor of independent retail tire and automotive service stores. Under the terms of the merger agreement, Big O stockholders will receive $16.47 in cash for each of the 3,317,916 outstanding shares of common stock, a total purchase price of $54,646,000. The acquisition was financed through long-term borrowings and will be accounted for as a purchase.

        The following pro forma unaudited information (adjusted for interest, estimated amortization of intangible assets, improved sourcing strength, etc.) has been prepared as if the companies had been combined as of January 1, 1995. The final allocation of intangible assets by independent appraisers has not yet been completed. The pro forma information does not purport to present what actual results of operations would have been if the acquisition of Big O had occurred on such date or to project results for any future period. Net sales reflect certain reclassifications made to present the results of the combined companies on a consistent basis.

                                          (In millions, except per share data)

                                                        Six Months
                                                      Ended June 30,
                                                  1996             1995

                     Net sales                  $326.2            $331.7

                     Net income                    8.4               9.3

                     Earnings per share         $  .35            $  .37

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     The Company's financial position and liquidity remain strong. Working capital increased from $76.6 million at December 31, 1995 to $85.7 million at June 30, 1996. Current accounts and notes receivable increased by $7.9 million and inventories increased by $3.0 million, due principally to seasonal fluctuations. Other assets decreased $2.3 million due primarily to collections of notes receivable. The composite total owed to banks and vendors, in the form of outstanding checks, notes payable to banks and accounts payable, increased by $1.6 million from December 31, 1995 to June 30, 1996. This increase, together with cash generated from operations, enabled the Company to fund the above-noted increases in receivables and inventories, as well as the normally recurring capital expenditures during the first six months of 1996.

    As indicated in Note 4 to the financial statements, on July 10, 1996 the Company acquired all of the outstanding shares of Big O Tires, Inc. Long-term borrowings of $60 million were made in connection with the transaction, of which $54.6 million was used to finance the purchase of the stock.


Results of Operations

     Net sales increased 1.7% during the second quarter compared to the year-earlier level. For the first six months of 1996, net sales were 2.6% lower than in the first half of 1995. Sales of tires accounted for approximately 87% of total sales in the second quarter and first six months of 1996 versus 88% in the second quarter and first half of 1995. Unit tire volume increased 4.8% in the current quarter but declined 1.8% during the first half of 1996, compared with the year-earlier results. The average tire sales price decreased 3.6% in the current quarter and 2.1% in the first six months compared with the year-earlier levels, due primarily to the effect of industry-wide price discounting. Sales of non-tire products increased 9.0% in the current quarter and 9.5% in the first half of 1996, due principally to greater shipments of automotive service equipment and batteries.

     Cost of sales as a percentage of net sales increased from 91.0% in the second quarter of 1995 to 92.1% in the current quarter. For the year-to-date period, cost of sales increased from 90.9% of net sales in 1995 to 91.4% in 1996. The fluctuations were due principally to the effects of higher net product costs from suppliers and increased competitive pressures. The higher net product costs in the current quarter were related in part to reduced interest on early payments to suppliers.

    Distribution expenses increased 13.2% in the current quarter and 11.2% in the first six months of 1996 compared to the year-earlier levels, due primarily to the addition of facilities in the northeastern United States during the third quarter of 1995.

    Selling and administrative expenses increased $650,000 in the second quarter and $1.1 million in the first half of 1996, compared to the prior year levels, due principally to the expenses associated with the facilities added in the northeastern United States.

    The fluctuations in net other income/expense in the second quarter and first six months were related principally to income in the current quarter from the settlement of a trademark infringement matter. In addition, interest expenses were lower than in the year-earlier periods due to reduced bank borrowing levels and interest rates.

PART II.     OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders



    At the Company's Annual Meeting of Stockholders held on April 25, 1996, Messrs. Stanley A. Freedman, Richard A. McStay, Robert M. O'Hara and Robert
R. Schoeberl were elected as directors of the Company for a term expiring at the 1999 Annual Meeting of Stockholders and stockholders approved the appointment of Coopers & Lybrand as independent public accountants of the Company for the year ending December 31, 1996.

    The number of shares of Common Stock voted for each director elected at the Annual Meeting and the number of shares with respect to which authority to vote for each such director was withheld are as follows: 18,725,070 shares were voted for Mr. Freedman and authority to vote 1,204,559 shares for Mr. Freedman was withheld; 18,733,093 shares were voted for Mr. McStay and authority to vote 1,196,536 shares for Mr. McStay was withheld; 19,657,699 shares were voted for Mr. O'Hara and authority to vote 271,930 shares for Mr. O'Hara was withheld; 19,666,779 shares were voted for Mr. Schoeberl and authority to vote 262,850 shares for Mr. Schoeberl was withheld. A total of 19,889,226 shares were voted for approval of the appointment of Coopers & Lybrand, 18,935 shares were voted against approval, and the holders of 21,468 shares abstained from voting on such approval.




Item 6. Exhibits and Reports on Form 8-K



        (a)  Exhibits - See Index to Exhibits



        (b) During the quarter for which this report is filed, the Company filed a Current Report on Form 8-K dated April 30, 1996 providing under Item 5, "Other Events", information relative to the signing of a definitive merger agreement relating to TBC's proposed acquisition of all of the outstanding shares of Big O Tires, Inc.


             The transaction, after receiving the necessary regulatory approvals and the approval of the stockholders of Big O, was consummated on July 10, 1996.

                                 SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      TBC CORPORATION



August 14, 1996                       By  /s/ Ronald E. McCollough
                                          Ronald E. McCollough
                                          Senior Vice President Operations
                                              and Treasurer
                                          (principal accounting and
                                           financial officer)

                              INDEX TO EXHIBITS


                                                                Located at
                                                               Sequentially-
Exhibit No.               Description                          Numbered Page

  (2)   PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT,
        LIQUIDATION OR SUCCESSION:

 2.1    Agreement and Plan of Merger, dated as of April 30,
        1996, among TBC Corporation, TBCO Acquisition, Inc.,
        and Big O Tires, Inc.  (Filed as Exhibit 2.1 to TBC's
        Current Report on Form 8-K, dated April 30, 1996, and
        incorporated herein by reference.) ..................         -


  (10)  MATERIAL CONTRACTS:

        Management Contracts and Compensatory Plans or Arrangements

 10.1   Executive Employment Agreement dated as of June 1,
        1996 between TBC Corporation and Barry D. Robbins ...        13

                               TBC CORPORATION

                        EXECUTIVE EMPLOYMENT AGREEMENT


     This AGREEMENT is entered into as of June 1, 1996, between TBC CORPORATION, a Delaware corporation (the "Company"), and BARRY D. ROBBINS, who resides at 529 Timber Creek Drive, Akron, Ohio 44333 (the "Executive"), under the following circumstances:

       A. Executive is an experienced rubber company manager and desires to be employed by the Company as its Senior Vice President Strategic Planning.

       B.  The Company desires to so employ the Executive.

     NOW, THEREFORE, in consideration of the respective covenants of the parties contained herein, the parties hereto agree as follows:

     Section 1. Term of Employment. The Company hereby agrees to employ the Executive, and the Executive hereby agrees to continue in the employ of the Company, for a period of three years commencing upon the date of this Agreement and terminating on May 31, 1999, unless sooner terminated as provided in
Section 6.

     Section 2. Position and Duties. A. During the term of employment, the Company shall employ the Executive as, and the Executive shall serve as, Senior Vice President Strategic Planning of the Company, with his duties, authority and responsibilities to be such as may be assigned by the Chief Executive Officer of the Company or in such other executive capacity as the Company shall reasonably request.

       B. The Executive shall devote his full-time efforts to the business and affairs of the Company and shall perform his duties as an executive officer, or in such other executive capacity as the Company shall reasonably request, faithfully, diligently and to the best of his ability and in conformity with the policies of the Company and under and subject to such reasonable directions and instructions as the Board of Directors and the President and Chief
Executive Officer may issue from time to time.

     Section 3. Salary. The Company shall pay the Executive a salary of $180,000 per year in approximately equal installments in accordance with the normal pay schedule for officers of the Company.

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

       C. The Company shall establish and maintain a deferred compensation account on its books in the name of the Executive in which shall be recorded the amount of the Executive's deferred compensation. The Company shall credit to the deferred compensation account on a daily basis, interest on the amount then credited to such account (including all previous credits to such account by operation of this Paragraph C) computed at an annual rate which is equal to the composite bond yield for Single A bonds, rounded to the

nearest 1/10 of 1%, as published in the Standard & Poor's Corporate and Government Bond Yield Index (or such similar index as the Compensation Committee of the Board of Directors of the Company shall select) for the month last preceding the beginning of such calendar quarter.

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

     Section 5. Other Benefits. A. In addition to the salary and deferred compensation payable pursuant to Sections 3 and 4, the Executive shall, during the term of his employment, participate in the Company's 1995 Management Incentive Compensation Plan, Stock Incentive Plan, and in any other stock option or compensation plan or arrangement adopted by the Company in addition to, or in lieu of, said plans.

       B. In that connection, the Executive shall be included as a Participant in the Company's Management Incentive Compensation Plan and shall be classified therein for 1996 in Group A. He shall also be granted an option under the Company's 1995 Stock Incentive Plan on June 1, 1996, for the number of shares of the Company's Common Stock that shall have a market value on that date equal to $90,000, subject to all the terms and provisions of said Plan, as shall be embodied in an instrument substantially in the form customarily used by the Company for the grant of options under said Plan. The Company shall also, during the term of the Executive's employment, continue to extend to Executive the fringe benefits (including, but not limited to, medical, disability and life insurance, vacation, personal leave, automobile and other similar personal benefits) which it establishes from time to time for its most highly compensated executives. The Executive shall be entitled to a car allowance thereunder at Level II, at the rate of $1,145 per month.


       C. Copies of the Company's Management Incentive Compensation Plan and 1995 Stock Incentive Plan are being furnished to the Executive contemporaneously with execution of this Agreement.

     Section 6. Termination of Employment. A. The Executive's Employment shall terminate upon the death of the Executive, but the Company shall continue to pay each month for six (6) months after the death of the Executive an amount per month equal to the salary per month (inclusive of the amount of deferred compensation) that was being paid to the Executive at the time of his death to the person or entity that the Executive shall have last designated in writing to the Company, or if the Executive shall fail to designate a person or entity or if the person or entity so designated shall not be in existence at the time of any payment pursuant to this Section 6.A., then to the Executive's estate. Nothing in this Section 6.A. shall in any way limit or restrict any rights or benefits to which the heirs, legatees or successors in interest of the Executive are entitled under any plans, insurance or other arrangements referred to in Section 5 hereof in the event of the Executive's death.

       B. The Company shall have the right to terminate the Executive's employment hereunder at any time upon not less than sixty (60) days' advance written notice to the Executive in the event (i) of such prolonged physical or mental disability or other condition of the Executive as, in the reasonable judgment of the Board of Directors, shall render him incapable of performing the services required of him hereunder; provided, however, that no disability or condition shall be considered incapacitating unless it has prevented the Executive from carrying on his duties for a consecutive period of at least three (3) months; (ii) that the Executive engages in an act or acts of dishonesty constituting a felony and resulting or intended to result directly or indirectly in personal gain or enrichment at the expense of the Company;
or (iii) that the Executive shall deliberately and intentionally refuse in a material way to observe or comply with any of the material terms or provisions hereof (except by reason of total or partial incapacity due to physical or mental disability or otherwise); provided further, however, that the Executive's employment shall not terminate if such disability or refusal is cured or corrected within the 60-day notice period provided herein. In addition to any retirement benefits payable to the Executive under Section 6, in the event Executive's employment is terminated as the result of disability pursuant to
Section 6.B(i), the Company shall continue to pay to the Executive each month for six (6) months after such termination an amount equal to his salary per month (inclusive of the amount of deferred compensation) at the time of such termination.

     Section 7. Retirement Benefit. The Executive shall receive such retirement benefits as may be provided for him under the Company's Retirement Plan, including any supplements the Company may adopt in that connection.

     Section 8. Review of Agreement. The Compensation Committee of the Board of Directors of the Company may consider such extension and modification of the terms of this Agreement for a period or periods subsequent to its expiration as it may deem appropriate at any time or from time to time.

     Section 9. Waiver. The failure of either party to insist, in any one or more instances, upon the performance of any of the terms, covenants or conditions of this Agreement by the other party hereto, shall not be construed as a waiver or as a relinquishment of any right granted hereunder to the party failing to insist on such performance, or as a waiver of the future performance of any such term, covenant or condition, but the obligations hereunder of both parties hereto shall remain unimpaired and shall continue in full force and effect.

     Section 10. Successor; Binding Agreement. A. The rights and obligations of the Company under this Agreement shall inure to the benefit of, and shall be binding upon, the successors and assigns of the Company.

       B. This Agreement and the obligations created hereunder may not be assigned by the Executive.

     Section 11. Notices. All notices required or permitted to be given under this Agreement shall be in writing and shall be mailed


(postage prepaid via either registered or certified mail) or delivered, if to the Company, addressed to:

                          TBC Corporation
                          4770 Hickory Hill Drive
                          Post Office Box 18342
                          Memphis, Tennessee 38181-0342
                          Attention:  President

and if to the Executive, addressed to:

                          Mr. Barry D. Robbins
                          529 Timber Creek Drive
                          Akron, Ohio 44333.

Either party may change the address to which notices to it or him are to be directed by giving written notice of such change to the other party in the manner specified in this paragraph.

     Section 12. Arbitration. Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration in Memphis, Tennessee, in accordance with the Rules of the American Arbitration Association, and judgment upon the award rendered by the Arbitrator(s) may be entered in any court having jurisdiction thereof.

     Section 13. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

                 IN WITNESS WHEREOF, the parties have hereunto set their hands as of the day and year first above written.

                                           TBC CORPORATION



                                           By /s/ Louis S. DiPasqua
                                           President and Chief Executive Officer



                                           /s/ Barry D. Robbins
                                           BARRY D. ROBBINS (Executive)