Form 10-Q
period 1996-09-30
TBC CORP
filed 1996-11-12
CIK 718449

CONFORMED COPY


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   FOR THE QUARTER ENDED                         COMMISSION FILE NUMBER
   SEPTEMBER 30, 1996                                   0-11579


                                TBC CORPORATION

             (Exact name of registrant as specified in its charter)


               DELAWARE                                 31-0600670
   (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                Identification No.)


        4770 Hickory Hill Road
           Memphis, Tennessee                                 38141
         (Address of principal                              (Zip Code)
           executive offices)

   Registrant's telephone number, including area code:   (901) 363-8030

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

                                                     YES  X    NO


   23,807,914 Shares of Common Stock were outstanding as of September 30,
   1996.


                  INDEX TO EXHIBITS  at page 14 of this Report


   PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements


                                TBC CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                     ASSETS

                                                September 30,    December 31,
                                                     1996            1995
                                                (Unaudited)
   CURRENT ASSETS

    Accounts and notes receivable, less
      allowance for doubtful accounts
      of $10,712 on September 30, 1996
      and $8,014 on December 31, 1995:
           Related parties                          $ 23,524       $ 17,208
           Other                                      86,762         78,330

           Total accounts and notes receivable       110,286         95,538

    Inventories                                       71,184         49,538
    Refundable federal and state income taxes            -              472
    Deferred income taxes                              5,561          2,389
    Other current assets                               6,282          2,252

         Total current assets                        193,313        150,189


   PROPERTY, PLANT AND EQUIPMENT, AT COST

    Land and improvements                              5,440          2,572
    Buildings                                         21,575         10,985
    Equipment                                         25,286         20,324
    Furniture and fixtures                             4,366          2,381
    Leasehold improvements                               822            600
                                                      57,489         36,862
    Less accumulated depreciation                     21,538         17,714

         Total property, plant and equipment          35,951         19,148


   TRADEMARKS, NET                                    17,900            -


   GOODWILL, NET                                      14,509            -


   OTHER ASSETS                                       14,003         10,615


   TOTAL ASSETS                                     $275,676       $179,952


          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                  September 30,  December 31,
                                                      1996           1995
                                                   (Unaudited)
   CURRENT LIABILITIES

    Outstanding checks, net                         $    298       $  8,120

    Notes payable to banks                            11,888         50,838

    Current portion of long-term debt
       and capital lease obligations                   1,741             81

    Accounts payable, trade                           51,768         10,117

    Federal and state income taxes payable               613            -

    Other current liabilities                         13,476          4,433

         Total current liabilities                    79,784         73,589


   LONG-TERM DEBT AND CAPITAL LEASE
       OBLIGATIONS, LESS CURRENT PORTION              69,772            555


   NONCURRENT LIABILITIES                              2,696            985


   DEFERRED INCOME TAXES                               7,138            -


   STOCKHOLDERS' EQUITY

    Common stock, $.10 par value,
       shares issued and outstanding -
       23,808 on September 30, 1996 and
       23,784 on December 31, 1995                     2,381          2,378

    Additional paid-in capital                         9,657          9,543

    Retained earnings                                104,248         92,902

         Total stockholders' equity                  116,286        104,823


   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $275,676       $179,952


            See accompanying notes to consolidated financial statements.

                                TBC CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME


                    (In thousands, except per share amounts)

                                   (Unaudited)



                                         Three Months           Nine Months
                                      Ended September 30,   Ended September 30,
                                        1996        1995      1996        1995

   NET SALES*                        $177,338    $150,410  $438,904    $418,547


   COSTS AND EXPENSES:

      Cost of sales                   153,875     135,253   387,794     373,955
      Distribution                      7,917       5,196    17,908      14,615
      Selling and administrative        6,904       3,502    14,677      10,152
      Interest expense                  1,562         951     2,681       2,261
      Other (income) expense - net       (725)       (733)   (2,632)     (2,082)


        Total costs and expenses      169,533     144,169   420,428     398,901

   INCOME BEFORE INCOME TAXES           7,805       6,241    18,476      19,646

   PROVISION FOR INCOME TAXES           3,075       2,371     7,130       7,465

   NET INCOME                        $  4,730    $  3,870  $ 11,346    $ 12,181



   Earnings per share                $    .20    $    .16  $    .48    $    .49


   Weighted average number of shares
    and equivalents outstanding        23,841      24,177    23,840      24,963






   * Including sales to related parties of $36,452 and $30,381 in the three months ended September 30, 1996 and 1995, respectively, and $105,152 and $102,504 in the nine months ended September 30, 1996 and 1995, respectively.




            See accompanying notes to consolidated financial statements.

                                TBC CORPORATION

                          CONSOLIDATED STATEMENTS OF

                             STOCKHOLDERS' EQUITY

                                 (In thousands)

                                   (Unaudited)




                                Common Stock      Additional
                              Number of            Paid-In    Retained
                              Shares     Amount    Capital    Earnings   Total
Nine Months Ended
   September 30, 1995

BALANCE, JANUARY 1, 1995       26,282   $2,628    $10,391    $100,964  $113,983


 Net income for period                                         12,181    12,181

 Issuance of common stock
    under stock option and
    incentive plans, net           19        2        132         -         134

 Repurchase and retirement
    of common stock            (2,517)    (252)    (1,002)    (23,311)  (24,565)

 Tax benefit from exercise
    of stock options               -        -          22        -           22


BALANCE, SEPTEMBER 30, 1995    23,784   $2,378    $ 9,543   $  89,834  $101,755




Nine Months Ended
   September 30, 1996

BALANCE, JANUARY 1, 1996      23,784    $2,378    $ 9,543   $ 92,902   $104,823

 Net income for period                                        11,346     11,346

 Issuance of common stock
    under stock option and
    incentive plans, net          24        3        114        -           117



BALANCE, SEPTEMBER 30, 1996   23,808   $2,381    $ 9,657    $104,248   $116,286




          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)
                                                            Nine Months
                                                         Ended September 30,
                                                          1996        1995
   OPERATING ACTIVITIES
    Net income                                          $ 11,346   $ 12,181

    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation                                    4,338      3,398
           Amortization                                      268         12
           Equity in earnings from joint ventures           (219)       -
           Deferred income taxes                            (726)      (444)
           Changes in operating assets and liabilities:
                 Receivables                              (1,856)   (12,893)
                 Inventories                              (2,898)   (13,922)
                 Other current assets                        177       (156)
                 Other assets                               (210)       (47)
                 Outstanding checks, net                  (8,742)     5,188
                 Accounts payable, trade                  35,526     13,378
                 Federal and state income taxes
                   refundable or payable                   1,747        507
                 Other current liabilities                 1,064        480
                 Noncurrent liabilities                      (42)       200

                   Net cash provided by (used in)
                     operating activities                 39,773      7,882

   INVESTING ACTIVITIES
    Acquisition of Big O Tires, Inc.                     (55,346)       -
    Purchase of property, plant and equipment             (3,972)    (7,984)
    Investment in joint venture                              -       (1,772)
    Other, net                                               270        -

                Net cash used in investing activities    (59,048)    (9,756)

   FINANCING ACTIVITIES
    Net bank borrowings (repayments) under
        short-term borrowing arrangements                (38,950)    25,621
    Increase in long-term debt and capital
        lease obligations                                 60,000        697
    Payments on long-term debt and capital
        lease obligations                                 (1,892)       (13)
    Repurchase and retirement of common stock                -      (24,565)
    Issuance of common stock under stock option and
        incentive plans                                      117        134

                Net cash provided by (used in)
                   financing activities                   19,275      1,874

   Increase (decrease) in Cash and Cash Equivalents          -          -

   CASH AND CASH EQUIVALENTS
    Balance - Beginning of period                            -          -

    Balance - End of period                              $   -      $   -


         See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                 (In thousands)

                                   (Unaudited)
                                                            Nine Months
                                                         Ended September 30,
                                                          1996        1995


   Supplemental Disclosures of Cash Flow Information:
    Cash paid for - Interest                             $ 1,950    $ 2,197
                  - Income taxes                           6,110      7,402

   Supplemental Disclosure of Non-Cash Financing
    Activity:
      Tax benefit from exercise of stock options         $   -      $    22

   Supplemental Disclosure of Non-Cash Investing and Financing Activities:

         On July 10, 1996, the Company completed the acquisition of Big O Tires, Inc. for a total purchase price of approximateley $54,646, plus applicable closing costs. The acquisition was accounted for under the purchase method, as follows:

        Estimated fair value of assets acquired          $59,568
        Trademarks and Goodwill                           32,502
        Cash paid                                        (55,346)

        Liabilities assumed                              $36,724


         See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


   1.   Financial Statement Presentation

                The consolidated balance sheet as of September 30, 1996, the consolidated statements of income for the three months and nine months ended September 30, 1996 and 1995, and the consolidated statements of stockholders' equity and cash flows for the nine months ended September 30, 1996 and 1995, have been prepared by the Company, without audit.
        It is Management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1996 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

                Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report. Reference should also be made to the Company's Form 8-K, as amended, dated July 10, 1996, which contains the 1995 financial statements and notes thereto of Big O Tires, Inc. (see
        Note 5).

                Certain reclassifications have been made in the statements of income for the periods ended September 30, 1995, to conform to the current presentation, with no effect on previously reported net income.


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

   3.   Other Assets

                Other assets consist of the following (in thousands):

                                                   September 30,  December 31,
                                                      1996            1995

             Notes receivable                         $ 8,728      $ 7,961
             Investments in joint ventures              2,679        1,562
             Other intangible assets, net                 935        1,058
             Other                                      1,661           34

                                                      $14,003      $10,615

                The notes receivable totals include a note for $4,897,000 from a former distributor. The maker of the note was discharged in a proceeding under Chapter 11 of the Bankruptcy Code in 1991. The Company received distributions totaling $308,000 from the bankruptcy proceeding. The Company holds written guarantees of the distributor's account, absolute and continuing in form, signed by the principal former owners and officers of the distributor and their wives, upon which the Company filed suit in 1989. The defendants have pleaded various defenses based on, among other things, an alleged oral cancellation

                                 TBC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



   3.   Other Assets (continued)

        of the guarantees. The defendants have also filed a third party complaint against the Company's former chief executive officer in which they claim the right to recover against him for any liability they may have to the Company. The Company believes, on the basis of applicable Tennessee law, that those defenses are invalid and that there is no merit to the third party complaint. In October 1994, the Court granted the Company's motion to exclude evidence of any oral cancellation of the guarantees. The Court's order has been appealed and no date for trial has been scheduled. The Company knows of no reason to believe that the defendants will be unable to pay any judgment that may be entered against them in the action.


   4.   Goodwill, Trademarks and Other Intangible Assets

                Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. Goodwill, trademarks and other intangible assets are amortized on a straight-line basis over 40 years. The Company periodically reviews the recoverability of these assets. Any impairments would be recognized in operating results if a permanent reduction in value were to occur.


   5.   Acquisition of Big O Tires, Inc.

                On July 10, 1996, the Company completed the acquisition of Big O Tires, Inc., a franchisor of independent retail tire and automotive service stores. Under the terms of the merger agreement, Big O stockholders received $16.47 in cash for each of the 3,317,916 outstanding shares of common stock, a total purchase price of $54,646,000. The acquisition was accounted for as a purchase.

                In order to finance the acquisition, additional long-term borrowings of $60 million were incurred, with interest at an average rate of 7.75% per annum. The long-term borrowing agreement contains certain financial covenants dealing with the Company's working capital ratio, interest expense coverage and tangible net worth. In addition, the agreement places certain restrictions on the Company, including its ability to incur additional debt, transfer or place liens upon assets, provide guarantees and make loans, advances, investments and certain expenditures.

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

                                         (In millions, except per share data)


                                                         Nine Months Ended
                                                            September 30,
                                                        1996        1995

             Net sales                                 $508.0      $521.7

             Net income                                  13.4        14.7

             Earnings per share                        $  .56      $  .59

                                 TBC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)





   6.   Credit Facilities

                In September, 1996, the Company replaced its previous short-term borrowing agreements with a one-year committed bank facility and a three-year committed bank facility. The credit facilities allow the Company to borrow up to $78,500,000, with interest on the one-year facility at the federal funds rate plus 1.15% and interest on the three-year facility based on LIBOR plus a variable rate between 0.45% and 0.875%. The credit facilities also require the payment of certain commitment and administrative fees. The unused amount under these facilities at September 30, 1996 was $66 million.

                The credit facilities contain certain financial covenants dealing the the Company's tangible net worth, funded indebtness and fixed charge coverage ratio. The credit facilities also include certain restrictions which affect the Company's ability to incur additional debt, sell or place liens upon assets, provide guarantees and make loans, advances, investments and certain expenditures.

   7.   Legal Proceedings

                The Company is involved in various legal proceedings which are routine to the conduct of its business. The Company does not believe that any pending litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



   Financial Condition

        On July 10, 1996, the Company completed the acquisition of Big O Tires, Inc. (see Note 5 to the financial statements). As a result, additional long-term debt of $60 million was incurred and there were significant changes in a number of other balance sheet items between December 31, 1995 and September 30, 1996. However, the Company's financial position and liquidity remain strong, with working capital increasing from $76.6 million at December 31, 1995 to $113.5 million at September 30, 1996.

        Current accounts and notes receivable increased by $14.7 million, due to the Big O acquisition and to seasonal fluctuations. Inventories increased by $21.6 million, due almost solely to the acquisition of Big O. The amounts now included on the balance sheet for trademarks and goodwill, as well as the noncurrent deferred tax liability, are due to the acquisition of Big O. The net increase in other assets was $3.4 million, as the impact of acquired other assets of $6.0 million was partially offset by collections of certain notes receivable since the beginning of 1996.

        The composite total owed to banks and vendors, in the form of outstanding checks, notes payable to banks and accounts payable, decreased by $5.1 million from December 31, 1995 to September 30, 1996. This was related in part to the excess of new long-term borrowings over the amount required to complete the Big O acquisition, as indicated in Note 5 to the financial statements. Such excess was used to reduce amounts owed to banks under short-term borrowing arrangements. Cash generated from operations during the first nine months of 1996 enabled the Company to fund the seasonal increase in receivables, as well as normally recurring capital expenditures during the first nine months of 1996.

        As indicated in Note 6 to the financial statements, in September 1996, the Company replaced its previous short-term borrowing agreements with new committed bank facilities, allowing the Company to borrow up to $78,500,000.


   Results of Operations


        Net sales increased 17.9% during the third quarter and 4.9% in the first nine months, compared to the year-earlier levels, due principally to the addition of sales by Big O since the July 10, 1996 acquisition date. Sales of tires accounted for approximately 89% of total sales in the third quarter of both 1996 and 1995. For the first nine months, tires accounted for 88% of total sales in 1996 and 89% in 1995.

        Excluding the contribution by Big O, net sales decreased 4.5% in the third quarter and 3.2% during the first nine months. TBC's unit tire volume increased 1.5% in the current quarter but declined 0.6% during the first nine months of 1996, compared with the year-earlier results. The average TBC tire sales price decreased 5.2% in the current quarter and 3.2% in the first nine months compared with the year-earlier levels, due primarily to the continued effects of industry-wide price discounting.

        Cost of sales as a percentage of net sales decreased from 89.9% in the third quarter of 1995 to 86.8% in the current quarter. For the year-to-date period, cost of sales decreased from 89.3% of net sales in 1995 to 88.4% in 1996. The fluctuations were due principally to the positive effects of the Big O acquisition, including the Company's improved overall sourcing strength.

        Distribution expenses increased $2.7 million in the current quarter and $3.3 million in the first nine months of 1996 compared to the year-earlier levels. The increases were due primarily to Big O warehousing and product delivery expenses totaling $2.4 million since the acquisition date. The period-to-period comparisons were also affected by the addition of certain facilities in the northeastern United States in September 1995.

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



        Selling and administrative expenses increased $3.4 million in the third quarter and $4.5 million in the first nine months of 1996, compared to the prior year levels. Expenses for Big O totaled approximately $2.8 million since the July 10, 1996 acquisition date. Increased selling and administrative expenses were also attributable to the facilities added in the northeastern United States in September 1995.

        Interest expenses increased $611,000 in the third quarter and $420,000 in the first nine months of 1996, compared to the prior year levels, due to the additional long-term borrowings required to finance the Big O acquisition.

        Net other income was relatively unchanged in the third quarter compared to the prior year level. For the first nine months, the increased net other income was related principally to income from the settlement of a trademark infringement matter.

        The Company's effective tax rate increased from 38.0% in the third quarter and first nine months of 1995 to 39.4% in the current quarter and 38.6% in the first nine months of 1996. The increased effective rate reflects the impact of the Big O acquisition, due to the additional goodwill amortization and greater overall state tax burden.







   PART II.  OTHER INFORMATION



   Item 6.   Exhibits and Reports on Form 8-K



        (a)  Exhibits - See Index to Exhibits



        (b) During the quarter for which this report is filed, the Company filed a Current Report on Form 8-K, as amended, dated July 10, 1996 providing under Item 2, "Acquisition or Disposition of Assets", information relative to the acquisition on July 10, 1996 of Big O Tires, Inc. and under Item 5, "Other Events", information relating to the long-term borrowings required to finance the acquisition.

                                   SIGNATURE




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  TBC CORPORATION



   November 11, 1996               By  /s/ Ronald E. McCollough
                                      Ronald E. McCollough
                                      Senior Vice President Operations
                                        and Treasurer

                                      (principal accounting and
                                       financial officer)

                                INDEX TO EXHIBITS


                                                                    Located at
                                                                  Sequentially-
     Exhibit No.            Description                           Numbered Page



     (2)     PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT,
             LIQUIDATION OR SUCCESSION:

     2.1     Agreement and Plan of Merger, dated as of April 30,
             1996, by and among TBC Corporation, TBCO
             Acquisition, Inc. and Big O Tires, Inc. (filed as
             Exhibit 2.1 to TBC's Current Report on Form 8-K,
             dated April 30, 1996)................................        *

     (3)     ARTICLES OF INCORPORATION AND BYLAWS:


     3.1     By-Laws of TBC Corporation as amended through July
             25, 1996.............................................        16

     (4)     INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
             INCLUDING DEBENTURES:

     4.1     $30,000,000 Long Term Credit Agreement, dated as of
             September 25, 1996, among TBC Corporation, the
             lending institutions party thereto, First Tennessee
             Bank National Association as Administrative Agent,
             and NBD Bank as Co-Agent, including as Exhibit A the
             form of Note, dated September 25, 1996, issued by
             TBC Corporation to each lender pursuant thereto, and
             including as Exhibit F the form of Continuing
             Guaranty executed by certain subsidiaries of TBC
             Corporation in connection therewith..................        23


     4.2     $48,500,000 Short Term Credit Agreement, dated as of
             September 25, 1996, among TBC Corporation, the
             lending institutions party thereto, First Tennessee
             Bank National Association as Administrative Agent,
             and NBD Bank as Co-Agent, including as Exhibit A-1
             the form of Revolving Note, dated September 25, 1996,
             issued by TBC Corporation to each lender pursuant
             thereto, and including as Exhibit A-2 the form of
             Swing Line Note dated September 25, 1996, issued by
             TBC Corporation to First Tennessee Bank National
             Association pursuant thereto, and including as
             Exhibit F the form of Continuing Guaranty executed by
             certain subsidiaries of TBC Corporation in connection
             therewith............................................        126

     4.3     Note Purchase and Private Shelf Agreement, dated
             July 10, 1996, between TBC Corporation and The
             Prudential Insurance Company of America (filed as
             Exhibit 4.1 to TBC's Current Report on Form 8-K,
             dated July 10, 1996).................................        *

     4.4     Series A, Series B, and Series C Senior Notes, dated
             July 10, 1996, issued by TBC Corporation pursuant to
             the Note Purchase Agreement referenced in item 4.3
             above (filed as Exhibit 4.2 to TBC's Current Report
             on Form 8-K, dated July 10, 1996)....................        *

     4.5     Amendment No. 1, dated September 20, 1996, to the
             Note Purchase Agreement referenced in item 4.3 above,
             including form of Continuing Guaranty executed by
             certain subsidiaries of TBC Corporation in
             connection therewith.................................        215

     4.6     Other long-term debt instruments.....................        #

    (10)     MATERIAL CONTRACTS:

    10.1     Form of Franchise Agreement currently in use by
             Big O Tires, Inc.....................................        231


             Management Contracts and Compensatory Plans or Arrangements

    10.2     1996 Amendment and Restatement of the TBC Corporation
             Executive Supplemental Retirement Plan, as amended
             through October 24, 1996.............................        252

    10.3     Resolution adopted by the Compensation Committee of
             the TBC Corporation Board of Directors, September 26,
             1996, relating to interest payable on deferred
             compensation of officers and directors of TBC
             Corporation..........................................        258









   ______________________

    "*" Indicates that the Exhibit is incorporated by reference into this Quarterly report on Form 10-Q from a previous filing with the Commission.



    "#" With respect to all other instruments defining the rights of holders of long-term debt, the amount of securities authorized under each of such instruments does not exceed 10% of the total assets of TBC Corporation and its subsidiaries on a consolidated basis. A copy of each of such instruments will be furnished to the Commission upon request.

                                                                   EXHIBIT 3.1
                          BY-LAWS OF TBC CORPORATION

                      (As amended through July 25, 1996)


                                  ARTICLE I

                                Offices; Agent

      Section 1. Principal Office; Registered Agent. Until changed in the manner specified by law, the principal office of the Corporation and the Corporation's registered agent shall be as set forth in the Corporation's Certificate of Incorporation as the same may be amended from time to time (hereinafter referred to as the "Certificate of Incorporation").

      Section 2. Other Offices. The Corporation may also have offices at such other places both within and without the State of Delaware as from time to time the Board of Directors may determine or the business of the Corporation may require.


                                  ARTICLE II

                           Meetings of Stockholders

      Section 1. Annual Meeting. The annual meeting of stockholders of the Corporation for the purpose of electing directors and transacting such other business as may properly come before the meeting shall be held on the third Thursday of May of each year or on such other date as may be determined by the Board of Directors.

      Section 2. Special Meetings. Special meetings of stockholders or of any class of stockholders may be called only by the Board of Directors pursuant to a resolution adopted by a majority of the then authorized number of directors.

      Section 3. Place of Meetings. Meetings of stockholders shall be held at the principal office of the Corporation unless the Board of Directors determines that a meeting shall be held at some other place within or without the State of Delaware and causes the notice thereof to so state.

      Section 4. Notice of Meetings. Unless waived by him, a written notice of each annual or special meeting, stating the place, date, and hour of the meeting, and in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be personally delivered or mailed postage prepaid to each stockholder of record entitled to vote at such meeting, not more than sixty days nor less than ten days before such meeting. If mailed, such notice shall be addressed to the stockholder at his address as it appears upon the records of the Corporation. Unless otherwise required by law, notice of adjournment of a meeting need not be





given if the time and place to which it is adjourned are announced at such meeting.

      Notice of any meeting of stockholders or class thereof, whether required by law, the Certificate of Incorporation, or these By-Laws, may be waived in writing by any stockholder entitled to such notice, either before or after the holding of such meeting. The attendance of any stockholder at any meeting without protesting, prior to or at the commencement of the meeting, the lack of proper notice shall constitute a waiver by him of notice of such meeting.

      Section 5. Quorum. Unless a greater proportion is required by law, the Certificate of Incorporation, or these By-Laws, and subject to the right of any class of shares to vote as a class, at any meeting of stockholders (i) the holders of shares constituting a majority of the shares entitled to vote, if present in person or by proxy, shall constitute a quorum for all purposes; and (ii) if a quorum is present, all questions and business which shall come before the meeting shall be determined by the vote of a majority of the shares present in person or by proxy and entitled to vote on the subject matter.

      At any meeting, whether a quorum is present or not, the holders of a majority of the shares present in person or by proxy and entitled to vote may adjourn the meeting to another time or place. At any such adjourned meeting at which a quorum is present, any business may be transacted which might have been transacted at the meeting as originally notified or held.

      Section 6. Proxies. Each stockholder entitled to vote at a meeting of stockholders may authorize another person or persons to act for him by proxy. The instrument appointing a proxy shall be in writing and subscribed by the person making the appointment. The person so appointed need not be a stockholder. A vote in accordance with the terms of a proxy shall be valid notwithstanding the previous death or incapacity of the principal or revocation of the appointment unless notice in writing of such death, incapacity, or revocation shall have been given to the Corporation before a vote is taken.
The presence of a stockholder at a meeting shall not operate to revoke a proxy unless and until notice of such revocation is given to the Corporation in writing or in open meeting.

      Section 7. Advance Notice. At an annual meeting or special meeting of the stockholders, only such business may be conducted as has been specified in the notice of meeting, brought before the meeting by or at the direction of the Board of Directors, otherwise properly brought before the meeting by or at the director of the Board of Directors, or by a stockholder who has given timely written notice to the Corporation's corporate secretary (the "Secretary") of such stockholder's intention to bring such business before the meeting (the "Business Procedure").

      Only persons who are nominated by or at the direction of the Board of Directors, by a nominating committee or person appointed by the Board of Directors, or by a stockholder who has given timely written notice to the Secretary prior to the meeting at which directors are to be elected, will be eligible for election as directors (the "Nomination Procedure").

      To be timely, notice must be delivered to or mailed and received at the principal executive offices of the Corporation not less than 75 days nor more than 90 days prior to the meeting; provided, however, that in the event that less than 90 days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the 15th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever was first.

      A stockholder's notice to the Corporation proposing to nominate a person for election as a director must contain certain information (i) about each proposed nominee, including, without limitation, (a) the name, age, business address and residence address of the nominee, (b) the principal occupation or employment of the nominee, (c) the class and number of shares of Common Stock of the Corporation ("Common Stock") which are beneficially owned by the nominee and (d) any other information relating to the nominee that is required to be disclosed in solicitations of proxies for election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934 and (ii) about the stockholder proposing to nominate such person, including, without limitation, (a) the name and record address of the stockholder and (b) the class and number of shares of Common Stock which are beneficially owned by the stockholder.

      A stockholder's notice relating to the conduct of business other than the nomination of directors at an annual meeting must contain certain information about such business and about the proposing stockholders including, without limitation, (a) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, (b) the name and record address of the proposing stockholder, (c) the class and number of shares of Common Stock owned by the proposing stockholder and (d) a description of any material interest of the stockholder in such business.

      If the chairman of the meeting determines that a person was not nominated in accordance with the Nomination Procedure, such person will not be eligible for election as a director and such nomination shall be disregarded. If such chairman determines that that business was not properly brought before such meeting in accordance with the Business Procedure, such business will not be transacted at such meeting.


                                 ARTICLE III

                                  Directors

      Section 1. Number and Classification. The number of directors of the Corporation (exclusive of directors, if any, to be elected by the holders of any one or more classes of Preferred Stock voting separately as a class or classes) shall be not less than six nor more than fifteen. Within such minimum and maximum limitations, the authorized number of directors shall be fixed from time to time by the Board of Directors pursuant to a resolution adopted by a majority of the then authorized number of directors. Until otherwise determined by the Board of Directors, the number of directors shall be fixed at twelve.

      The Board of Directors shall be divided into three classes, with the term of office of one class expiring each year. The number of directors in each class shall be determined by the Board of Directors.

      Section 2. Term of Office. At each annual meeting of stockholders, directors elected to succeed those directors whose terms then expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election.

      Each director shall hold office until the expiration of the term for which he is elected and until his successor has been elected and qualified or until his earlier resignation or removal. No reduction in the number of directors or change in the size of any class shall shorten the term of any incumbent director.

      Section 3. Qualification of Directors. Directors of the Corporation need not be stockholders of the Corporation. At least two directors shall be independent directors, that is, persons other than an officer or employee of the Corporation or its subsidiaries or having a relationship that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

      Section 4. Newly Created Directorships and Vacancies. Subject to the rights, if any, of the holders of any series of Preferred Stock then outstanding, newly created directorships resulting from any increase in the authorized number of directors or any vacancies in the Board of Directors resulting from the death, resignation, retirement, disqualification, removal from office, or other cause may be filled by a majority vote of the directors then in office, though less than a quorum, and any director so chosen shall hold office until the next election of the class for which such director shall have been chosen and until his successor shall be elected and qualified.

      Section 5. Removal. Subject to the rights, if any, of the holders of any series of Preferred Stock then outstanding and notwithstanding the fact that a lesser percentage may be specified by law, any director or the entire Board of Directors may be removed from office at any time, but only by the affirmative vote of the holders of at least 66 % of the shares of the Corporation then entitled to vote at an election of directors.


                                  ARTICLE IV

                Powers and Meetings of the Board of Directors

      Section 1. Powers of the Board. Except as otherwise provided by law or the Certificate of Incorporation, the business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors.

      Section 2. Meetings of the Board. An annual meeting of the Board of Directors shall be held immediately following the adjournment of each annual meeting of stockholders, and notice of such meeting need not be given.

      The Board of Directors may, by resolution, provide for other meetings of the Board. Meetings of the Board of Directors may also be held at any time upon the call of the Chairman of the Board, the President, or any three members of the Board.

      Meetings of the Board of Directors may be held at any place either within or without the State of Delaware. Written notice of the time and place of each meeting of the Board of Directors other than the annual meeting shall be given by mailing the same to each director at his last-known address at least three (3) days prior to the date of said meeting, or such notice may be given to each director, not later than the day preceding the meeting, personally, or by delivery of a notice addressed to him at said address, or by sending the same to him at said address by telegraph, telecopier or any other means. Notice of a meeting to be held by conference telephone or other communications equipment may be given to each director by telephone or like means at any time prior to the meeting. Notices need not specify the purposes of the meeting. Notice of any meeting of directors may be waived in writing by any director, either before or after the holding of such meeting. The attendance of any director at any meeting without protesting, prior to or at the commencement of the meeting, the lack of prior notice shall constitute a waiver by him of notice of such meeting. Notice of adjournment of a meeting need not be given if the time and place to which it is adjourned are announced at such meeting.

      Section 3. Quorum. A majority of the then authorized number of directors shall constitute a quorum for the transaction of business, provided that whenever less than a quorum is present at any time or place appointed for a meeting of the Board, a majority of those present may adjourn the meeting from time to time without notice, other than by announcement at the meeting, until a quorum shall be present. The vote of a majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors unless the act of a greater number is required by the Certificate of Incorporation or these By-Laws.

      Section 4. Action by Directors without a Meeting. Any action required or permitted to be taken at any meeting of the directors may be taken without a meeting if all directors consent thereto in writing and the writing or writings are filed with or entered upon the records of the Corporation.

      Section 5. Action by Communications Equipment. Directors may participate in a meeting of the Board or any committee of directors appointed by the Board as hereinafter provided by means of conference telephone or other communications equipment if all persons participating can hear each other. Participation in a meeting pursuant to this Section shall constitute presence at such meeting.


                                  ARTICLE V

                                  Committees

      The Board of Directors may, by resolution passed by a majority of the then authorized number of directors, designate one or more committees, each committee to consist of three or more of the directors of the Corporation. The Board may designate one or more directors as alternate members of any committee who may replace any absent or disqualified member at any meeting of the committee. To the extent provided in the resolution of the Board of Directors establishing any such committee and except as otherwise prohibited by law, any committee of the Board may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation other than the power or authority to declare a dividend or to authorize the issuance of stock.

      Each such committee shall serve at the pleasure of the Board of Directors and shall be subject to the control and direction of the Board of Directors.

      An act or authorization of an act by any such committee within the authority delegated to it by the resolution establishing it shall be as effective for all purposes as the act or authorization of the Board of Directors.

      Any such committee may act by a majority of its members at a meeting or by a writing or writings signed by all of its members and filed with or entered upon the records of the Corporation.

      The Board of Directors may likewise appoint other members of any committee who are not members of the Board of Directors; provided, however, that any such individual shall act only in an advisory capacity and shall have no vote upon any matter of business before the committee.

      The following committees heretofore established by resolutions of the Board shall be permanent committees of the Board, namely, the Executive committee, the Audit Committee and the Compensation Committee. A majority of the members of the Audit Committee shall be independent directors, as defined in ARTICLE III, Section 3, of these By-Laws.


                                  ARTICLE VI

                                   Officers

      Section 1. Officers. The officers of the Corporation shall be a President, a Secretary, and a Treasurer, and such other officers (including, without limitation, a Chairman of the Board and one or more Vice Presidents) and assistant officers as the Board of Directors from time to time may determine. Any two or more offices may be held by one person, except the offices of President and Vice President.

      Section 2. Election and Term of Office. Each officer of the Corporation shall be elected by the Board of Directors and shall hold office until the annual meeting of the Board of Directors following his election and until his successor is elected and qualified or until his earlier resignation or removal. The Board of Directors may remove any officer at any time, with or without cause. The Board of Directors may fill any vacancy in any office occurring from whatever cause.

      Section 3. Duties of Officers. Each officer and assistant officer shall have such duties, responsibilities, powers, and authority as may be prescribed by law or assigned to him by the Board of Directors from time to time.


                                 ARTICLE VII

                  Indemnification of Directors and Officers

      The Corporation shall indemnify any person who served or serves as a director or officer of the Corporation and any director or officer of the Corporation who served or serves at the request of the Corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, against any and all losses, liabilities, damages, and expenses, including attorneys' fees, judgments, fines, and amounts paid in settlement, incurred by such person, in connection with any claim, action, suit, or proceeding, whether civil, criminal, administrative, or investigative, including any action by or in the right of the Corporation, by reason of any act or omission to act as such director, officer, employee, or agent, to the full extent permitted by Delaware law including, without limitation, the provisions of Section 145 of the General Corporation Law of Delaware.

      The right to indemnification conferred in this Article VII shall be a contract right and shall include the right to be paid by the Corporation the expenses incurred in defending any such claim, action, suit or proceeding in advance of its final disposition; provided, however, that if the Delaware General Corporation Law so requires, such payment shall be made only upon delivery to the corporation of an undertaking, by or on behalf of such director or officer, to repay all amounts so advanced if it shall ultimately be determined that such director or officer is not entitled to be indemnified under this Article or otherwise.

      The indemnification provided by this Article VII shall not be deemed exclusive of any other rights to which any person seeking indemnification may be entitled under these By-Laws or any agreement, vote of stockholders or disinterested directors, or otherwise, both as to action in such person's official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director or officer of the Corporation and shall inure to the benefit of the heirs, executors, and administrators of such a person.


                                 ARTICLE VIII

                       Certificates for Shares of Stock

      Section 1. The interest of each stockholder in the Corporation shall be evidenced by a certificate or certificates for shares in such form as the Board of Directors from time to time may prescribe. The shares of the Corporation shall be transferable on the books of the Corporation by the holder thereof in person or by his attorney, upon surrender for cancellation of a certificate or certificates for the same number of shares, with an assignment and power of transfer endorsed thereon or attached thereto, duly executed, and with such proof of the authenticity of the signature as the Corporation or its agent may reasonably require.

      Section 2. Certificates for shares of stock shall be signed by the Chairman of the Board, the President, or a Vice President, and by the Secretary or Treasurer or an Assistant Secretary or an Assistant Treasurer of the Corporation and shall be countersigned and registered in such manner, if any, as the Board of Directors may prescribe. Any or all signatures on the certificate may be a facsimile. In case any officer, transfer agent, or registrar who has signed or whose facsimile signature has been placed upon a certificate shall cease to be such officer, transfer agent, or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer, transfer agent, or registrar at the date of issue.

      Section 3. No certificate for shares of stock shall be delivered in place of any certificate alleged to have been lost, stolen, or destroyed, except upon production of such evidence of such loss, theft, or destruction, and upon delivery to the Corporation of a bond of indemnity in such amount, upon such terms, and secured by such surety, as the Board of Directors in its discretion may require.


                                  ARTICLE IX

                                     Seal

      The seal of the Corporation shall be circular with the name of the Corporation and the word "DELAWARE" surrounding the word "SEAL". Failure to affix the corporate seal shall not affect the validity of any instrument.


                                  ARTICLE X

                                  Amendments

      These By-Laws may be amended or repealed only in the manner provided in the Corporation's Certificate of Incorporation.

                                                                   EXHIBIT 4.1

                                $30,000,000

                        LONG TERM CREDIT AGREEMENT



                                   among



                              TBC CORPORATION,

                              as the Borrower,



                   THE LENDING INSTITUTIONS PARTY HERETO,

                              as the Lenders



                FIRST TENNESSEE BANK NATIONAL ASSOCIATION

                      as the Administrative Agent,

                                   and


                                 NBD BANK,

                             as the Co-Agent


                               dated as of

                           September 25, 1996






     This Long Term Credit Agreement, dated as of September 25, 1996, is among TBC Corporation, the Lenders, NBD Bank, as Co-Agent and First Tennessee Bank National Association as Administrative Agent. The parties hereto agree as follows:

                                ARTICLE I

                               DEFINITIONS

     As used in this Agreement:

     "Acquisition" means any transaction, or any series of related transactions, consummated on or after the date of this Agreement, by which the Borrower or any of its Subsidiaries (i) acquires any going business or all or substantially all of the assets of any firm, corporation, partnership, joint venture, or limited liability company, or division thereof, or any other entity, whether through purchase of assets, merger or otherwise or (ii) directly or indirectly acquires (in one transaction or as the most recent transaction in a series of transactions) at least a majority (in number of votes) of the securities of a corporation which have ordinary voting power for the election of directors (other than securities having such power only by reason of the happening of a contingency) or a majority (by percentage or voting power) of the outstanding ownership interests of a partnership or limited liability company, or joint venture or any other entity.

     "Acquisition Agreement" means the acquisition documents entered into between the Borrower and Big O pursuant to the Big O Acquisition.

     "Administrative Agent" means First Tennessee Bank in its capacity as administrative agent for the Lenders pursuant to Article X, and not in its individual capacity as a Lender, and any successor Administrative Agent appointed pursuant to Article X.

     "Administrative Agent's Fee Letter" means the letter agreement dated September 25, 1996 between the Administrative Agent and the Borrower, as amended, modified, supplemented or replaced from time to time.

     "Advance" means a borrowing hereunder (or conversion or continuation thereof) consisting of the aggregate amount of the several Loans made on the same Borrowing Date (or date of conversion or continuation) by the Lenders to the Borrower of the same Type and, in the case of Eurodollar Advances, for the same Interest Period.

     "Affiliate" of any Person means any other Person directly or indirectly controlling, controlled by or under common control with such Person. A Person shall be deemed to control another Person if the controlling Person owns 10% or more of any class of voting securities (or other ownership interests) of the controlled Person or possesses, directly or indirectly, the power to direct or cause the direction of the management or policies of the controlled Person, whether through ownership of stock, by contract or otherwise.





     "Aggregate Commitment" means the aggregate of the Commitments of all the Lenders, as reduced from time to time pursuant to the terms hereof.

     "Aggregate Outstandings" means, at any date of determination, the aggregate of the Outstandings of all the Lenders as of such date of determination.

     "Agreement" means this long term credit agreement, as it may be amended or modified and in effect from time to time.

     "Alternate Base Rate" means, for any day, a rate of interest per annum equal to the higher of (i) the Corporate Base Rate for such day or (ii) the sum of Federal Funds Effective Rate for such day plus 1/2% per annum.

     "Applicable Percentage" means for any day, the rate per annum set forth below opposite the applicable ratio of (a) the Funded Indebtedness of the Borrower at the end of the preceding fiscal quarter then most recently ended to (b) EBITDA of the Borrower for the preceding four fiscal quarters then most recently ended, it being understood that the Applicable Percentage for
(i) Floating Rate Advances shall be the percentage set forth under the column "Floating Rate Advance Margin", (ii) Eurodollar Advances shall be the percentage set forth under the column "Eurodollar Advance Margin", and (iii) the Commitment Fee shall be the percentage set forth under the column "Commitment Fee":


        Funded          Eurodollar     Floating  Rate
        Indebtedness    Advance        A d v a n c e   Commitment
        to EBITDA        Margin        Margin          Fee

          <1.5            0.450%         0%              0.175%

        >1.5   but<       0.600%         0%              0.200%
          2.25

       >2.25   but<       0.750%         0%              0.225%
          3.00

         >3.00            0.875%         0%              0.250%


     The Applicable Percentage shall, in each case, be determined and adjusted quarterly on the first day of the month after the date of delivery of the quarterly compliance certificate and financial information provided in accordance with Sections 6.1(ii) and 6.1(iii), as appropriate, provided, however, that if such compliance certificate and financial information are not delivered within two Business Days after the date required hereunder (each an "Interest Determination Date"), the Applicable Percentage shall increase to the maximum percentage amount set forth in the table above from the date such compliance certificate and financial statements were required to be delivered to the Administrative Agent until received by the Administrative Agent. The Applicable Percentage shall be effective from an Interest Determination Date until the next such Interest Determination Date. The Administrative Agent shall determine the appropriate Applicable





Percentages promptly upon receipt of the quarterly or annual financial information and promptly notify the Borrower and the Lenders of any change thereof. Such determinations by the Administrative Agent shall be conclusive absent demonstrable error. The initial Applicable Percentages shall be 0% in the case of Floating Rate Loans, 0.750% in the case of Eurodollar Loans, and 0.225% in the case of the Commitment Fee, until the first Interest Determination Date occurring after the Closing Date.

     "Arranger" means First Chicago Capital Markets, Inc.

     "Arranger's Fee Letter" means the letter agreement dated as of May 24, 1996 between the Arranger and the Borrower.

     "Article" means an article of this Agreement unless another document is specifically referenced.

     "Authorized Officer" means any of the President, Senior Vice President Operations and Treasurer or Vice President and Controller of the Borrower, acting singly.

     "Big O" means Big O Tires, Inc., a Nevada corporation.

     "Big O Acquisition" means the acquisition by the Borrower of all of the outstanding shares of Big O for a total aggregate purchase price not exceeding $60,000,000.

     "Borrower" means TBC Corporation, a Delaware corporation, and its successors and assigns.

     "Borrowing Date" means a date on which an Advance is made hereunder.

     "Borrowing Notice" is defined in Section 2.8.

     "Business Day" means (i) with respect to any borrowing, Facility L/C issuance, payment or rate selection of Eurodollar Advances, a day (other than a Saturday or Sunday) on which banks generally are open in Memphis and New York for the conduct of substantially all of their commercial lending activities and on which dealings in United States dollars are carried on in the London interbank market and (ii) for all other purposes, a day (other than a Saturday or Sunday) on which banks generally are open in Memphis for the conduct of substantially all of their commercial lending activities.

     "Capital Expenditure" means, for any Person and for any period of its determination, the aggregate of all expenditures and costs (whether paid in cash or accrued as liabilities during that period and including that portion of Capital Leases placed in effect during that period which is capitalized on the balance sheet of such Person) of such Person during such period that, in conformity with GAAP, are required to be included in or reflected by the property, plant, or equipment, or any similar fixed asset or long term capitalized asset accounts reflected in the balance sheet of such Person. Capital Expenditures does not include amounts attributed to construction or development of Retail Stores Under Development.





     "Capitalized Lease" of a Person means any lease of Property by such Person as lessee which would be capitalized on a balance sheet of such Person prepared in accordance with GAAP.

     "Capitalized Lease Obligations" of a Person means the amount of the obligations of such Person under Capitalized Leases which would be shown as a liability on a balance sheet of such Person prepared in accordance with GAAP.

     "Change in Control" means the acquisition by any Person, or two or more Persons acting in concert, of beneficial ownership (within the meaning of Rule 13d-3 of the Securities and Exchange Commission under the Securities Exchange Act of 1934) of 20% or more of the outstanding shares of voting stock of the Borrower.

     "Closing Date" means the date on which the conditions set forth in
Section 4.1 shall have been fulfilled.

     "Co-Agent" means NBD Bank, a Michigan banking corporation.

     "Code" means the Internal Revenue Code of 1986, as amended, reformed or otherwise modified from time to time.

     "Commercial L/C Fee Rate" means, at any time, one percent (1.0%) per annum.

     "Commitment" means, for each Lender, the obligation of such Lender to make Loans and to participate in Facility L/C's as provided herein not exceeding the amount set forth opposite its signature below or as set forth in any Notice of Assignment relating to any assignment that has become effective pursuant to Section 12.3.2, as such amount may be modified from time to time pursuant to the terms hereof.

     "Commitment Fee" is defined in Section 2.4.3.

     "Condemnation" is defined in Section 7.8.

     "Consolidated Funded Indebtedness" means, at any date, all Funded Indebtedness of the Borrower and its Subsidiaries at such date, determined on a consolidated basis.

     "Consolidated Net Income" means, for any period, the consolidated net income or loss of the Borrower and its Subsidiaries for such period, determined in accordance with GAAP.

     "Consolidated Net Worth" means, at any date, the consolidated net worth of the Borrower and its Subsidiaries at such date, determined in accordance with GAAP.

     "Consolidated Tangible Net Worth" means, at any date, Consolidated Net Worth after subtracting therefrom the aggregate amount of all intangible assets of the Borrower and its Subsidiaries, including, without limitation, goodwill, franchises, licenses, patents, trademarks, trade names, copyrights, service marks, brand names and operating rights, all determined in accordance with GAAP.





     "Contingent Obligation" of a Person means any agreement, undertaking or arrangement by which such Person assumes, guarantees, endorses, contingently agrees to purchase or provide funds for the payment of, or otherwise becomes or is contingently liable upon, the obligation or liability of any other Person, or agrees to maintain the net worth or working capital or other financial condition of any other Person, or otherwise contractually assures any creditor of such other Person against loss.

     "Conversion/Continuation Notice" is defined in Section 2.9.

     "Controlled Group" means all members of a controlled group of corporations and all trades or businesses (whether or not incorporated) under common control which, together with the Borrower or any of its Subsidiaries, are treated as a single employer under Section 414 of the Code.

     "Corporate Base Rate" means a rate per annum equal to the prime rate of interest announced by NBD from time to time, changing when and as said prime rate changes.

     "Default" means an event described in Article VII.

     "EBIT" means, with respect to the Borrower and its Subsidiaries and for any period of its determination, the Consolidated Net Income of the Borrower and its Subsidiaries for such period, plus the consolidated interest expense, and taxes, all determined in accordance with GAAP consistently applied.

     "EBITDA" means, with respect to the Borrower and its Subsidiaries and for any period of determination, EBIT of the Borrower and its Subsidiaries for such period, plus depreciation and amortization of the Borrower and its Subsidiaries for such period, all determined in accordance with GAAP.

     "Environmental Laws" means any and all federal, state, local and foreign statutes, laws, judicial decisions, regulations, ordinances, rules, judgments, orders, decrees, plans, injunctions, permits, concessions, grants, franchises, licenses, agreements and other governmental restrictions relating to (i) the protection of the environment, (ii) the effect of the environment on human health, (iii) emissions, discharges or releases of pollutants, contaminants, hazardous substances or wastes into surface water, ground water or land, or (iv) the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, hazardous substances or wastes or the clean-up or other remediation thereof.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and any rule or regulation issued thereunder.

     "Eurodollar Advance" means an Advance which bears interest at a Eurodollar Rate.

     "Eurodollar Base Rate" means, with respect to a Eurodollar Advance for the relevant Interest Period, the rate at which NBD advises the Administrative Agent to be the rate at which NBD offers to place deposits in U.S. dollars with first-class banks in the London interbank market at approximately 11 a.m. (London time) two Business Days prior to the first day of such Interest Period, in the approximate amount of NBD's relevant





Eurodollar Loan and having a maturity approximately equal to such Interest
Period.

     "Eurodollar Loan" means a Loan which bears interest at a Eurodollar
Rate.

     "Eurodollar Rate" means, with respect to a Eurodollar Advance for the relevant Interest Period, a rate per annum equal to the sum of (i) the quotient of (a) the Eurodollar Base Rate applicable to such Interest Period, divided by (b) one minus the Reserve Requirement (expressed as a decimal) applicable to such Interest Period, if any, plus (ii) the Applicable Margin. The Eurodollar Rate shall be rounded to the next higher multiple of 1/16 of 1% if the rate is not such a multiple.

     "Existing Credit Facilities" means each of those credit facilities described in Sections 4.1(b)(v) and (vi).

     "Existing Letters of Credit" means those Letters of Credit issued by the Issuing Lender and in existence on the Closing Date, all as described on Schedule "3".

     "Facility L/C" means a Letter of Credit issued, or deemed issued under this Agreement pursuant to Section 2.2.1.

     "Facility L/C Commitment" means $5,000,000.

     "Federal Funds Effective Rate" means, for any day, an interest rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published for such day on page 120 of Telerate Data Service (or, if such day is not a Business Day, for the immediately preceding Business Day), or, if such rate is not so published for any day which is a Business Day, the average of the quotations at approximately 10 a.m. (Memphis time) on such day on such transactions received by the Administrative Agent from three Federal funds brokers of recognized standing selected by the Administrative Agent in its sole discretion.

     "First Tennessee Bank" means First Tennessee Bank National Association, in its individual capacity, and its successors.

     "Fixed Charge Coverage Ratio" means as of the last day of any fiscal quarter of the Borrower, the ratio of (a) EBIT plus rental payments for the period of four fiscal quarters ending on the last day of such quarter to (b) the sum of (i) the Borrower's and its Subsidiaries consolidated interest expense and rental payments (each as defined under GAAP) for such period.

     "Floating Rate" means, for any day, a rate per annum equal to (i) the Alternate Base Rate for such day, changing when and as the Alternate Base Rate changes.

     "Floating Rate Advance" means an Advance which bears interest at the Floating Rate.





     "Floating Rate Loan" means a Loan which bears interest at the Floating
Rate.

     "Funded Indebtedness" of any Person as of any particular date of computation means, without duplication, the aggregate Indebtedness of such Person outstanding on the date of computation.

     "GAAP" means generally accepted accounting principles set forth in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and in the statements and pronouncements of the Financial Accounting Standards Board or in such other statement by such other entity as may be the circumstances as of the date of determination, consistently applied. If at any time any change in GAAP would affect the computation of any financial ratio or requirement set forth in this Agreement, the Administrative Agent, the Lenders and the Borrower shall negotiate in good faith to amend such ratio or requirement to reflect such change in GAAP (subject to the approval of the Required Lenders), provided that, until so amended, (i) such ratio or requirement shall continue to be computed in accordance with GAAP prior to such change therein and (ii) the Borrower shall provide to the Administrative Agent and the Lenders financial statements and other documents required under this Agreement or as reasonably requested hereunder setting forth a reconciliation between calculations of such ratio or requirement made before and after giving effect to such change in GAAP.

     "Guaranties" means the guaranties dated the date hereof executed and delivered by the Guarantors pursuant to Section 4.1, which shall be substantially in the form of Exhibit "F", as amended, supplemented or otherwise modified from time to time.

     "Guarantors" means each of TBC Sales, Inc., TBC International, Inc. and Big O Tires, Inc.

     "Hazardous Material" means (i) any Hazardous Substance; (ii) any Hazardous Waste; (iii) any petroleum product; or (iv) any pollutant or contaminant or hazardous, dangerous or toxic chemical, material or substance within the meaning of any other federal, state or local law, regulation, ordinance or requirement (including consent decrees and administrative orders) relating to or imposing liability or standards of conduct concerning any hazardous, toxic or dangerous waste, substance or material, all as amended or hereafter amended.

     "Hazardous Substance" means any "hazardous substance," as defined by CERCLA.

     "Hazardous Waste" means any "hazardous waste," as defined by the Resource Conservation and Recovery Act, as amended.

     "Indebtedness" means, as to any Person, at a particular time, all items which constitute, without duplication, (i) indebtedness for borrowed money or the deferred purchase price of Property (other than trade payables incurred in the ordinary course of business), (ii) indebtedness evidenced by notes, bonds, debentures or similar instruments, (iii) obligations with respect to any conditional sale or title retention agreement, (iv) indebtedness arising





under acceptance facilities and the amount available to be drawn under all letters of credit (other than Commercial Letters of Credit) issued for the account of such Person and, without duplication, all drafts drawn thereunder to the extent such Person shall not have reimbursed the issuer in respect of the issuer's payment of such drafts, (v) all liabilities secured by any Lien on any Property owned by such Person even though such Person has not assumed or otherwise become liable for the payment thereof (other than (A) carriers'; warehousemen's, mechanics', repairmen's or other like non-consensual statutory Liens arising in the ordinary course of business and (B) liabilities of Subsidiaries for which recourse may be had by the creditor only to the Property secured by the Lien), (vi) Capitalized Lease Obligations and (vii) Contingent Obligations, other than Intercompany Contingent Obligations and Contingent Obligations permitted pursuant to Section 6.17
(viii) hereof.

     "Intercompany Contingent Obligation" means a Contingent Obligation pursuant to which the Borrower or a Subsidiary is contingently liable solely with respect to a primary obligation of the Borrower or any Subsidiary and such primary obligation is included among the liabilities shown on the Borrower's consolidated balance sheets to be submitted to the Lenders pursuant to Section 6.1.

     "Interest Period" means, with respect to a Eurodollar Advance, a period of one, two, three, or six months commencing on a Business Day selected by the Borrower pursuant to this Agreement. Such Interest Period shall end on the day which corresponds numerically to such date one, two, three, or six months thereafter, provided, however, that if there is no such numerically corresponding day in such next, second, third, or sixth succeeding month, such Interest Period shall end on the last Business Day of such next, second, third, or sixth succeeding month. If an Interest Period would otherwise end on a day which is not a Business Day, such Interest Period shall end on the next succeeding Business Day, provided, however, that if said next succeeding Business Day falls in a new calendar month, such Interest Period shall end on the immediately preceding Business Day.

     "Investment" of a Person means any loan, advance (other than commission, travel and similar advances to officers and employees made in the ordinary course of business), extension of credit (other than accounts receivable and trade acceptances arising in the ordinary course of business on terms customary in the trade) or contribution of capital by such Person; stocks, bonds, mutual funds, partnership interests, notes, debentures or other securities owned by such Person; any deposit accounts and certificate of deposit owned by such Person; and structured notes, derivative financial instruments and other similar instruments or contracts owned by such Person.

     "Issuing Lender" means First Tennessee Bank.

     "L/C Participation Amount" means, for each Lender at any date of determination, such Lender's Percentage of the aggregate undrawn amount available (whether or not the conditions which would allow a draw thereunder have been met) to the beneficiaries thereof under all outstanding Facility L/C's as of such date of determination.





     "Lenders" means the lending institutions listed on the signature pages of this Agreement and their respective successors and assigns.

     "Lending Installation" means, with respect to a Lender or the Administrative Agent, any office, branch, subsidiary or affiliate of such Lender or the Administrative Agent.

     "Letter of Credit" of a Person means a letter of credit or similar instrument which is issued upon the application of such Person or upon which such Person is an account party or for which such Person is in any way liable, and shall be either (i) a standby letter of credit issued to support obligations of the Borrower, contingent or otherwise (a "Standby Letter of Credit"), or (ii) a commercial letter of credit issued in respect of the purchase of inventory or other goods or services by the Borrower in the ordinary course of business (a "Commercial Letter of Credit"). From and after the Closing Date, the Existing Letters of Credit shall be deemed to be Letters of Credit issued under this Agreement.

     "Letter of Credit Collateral Account" is defined in Section 2.2.8.

     "Lien" means any lien (statutory or other), mortgage, pledge, hypothecation, assignment, deposit arrangement, encumbrance or preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever (including, without limitation, the interest of a vendor or lessor under any conditional sale, Capitalized Lease or other title retention agreement).

     "Loan" means, with respect to a Lender, such Lender's loan made pursuant to Article II (or any conversion or continuation thereof).

     "Loan Documents" means this Agreement, the Notes, the Guaranties and any applications for Facility L/Cs executed and delivered by the Borrower pursuant to Section 2.2.2.

     "Material Adverse Effect" means a material adverse effect on (i) the business, Property, condition (financial or otherwise), results of operations, or prospects of the Borrower or the Borrower and its Subsidiaries taken as a whole, (ii) the ability of the Borrower to perform its obligations under the Loan Documents, or (iii) the validity or enforceability of any of the Loan Documents or the rights or remedies of the Administrative Agent or the Lenders thereunder.

     "Multiemployer Plan" means a Plan maintained pursuant to a collective bargaining agreement or any other arrangement to which the Borrower or any member of the Controlled Group is a party to which more than one employer is obligated to make contributions.

     "NBD" means NBD Bank in its individual capacity, and its successors.

     "Note" means a promissory note, in substantially the form of Exhibit "A" hereto, duly executed by the Borrower and payable to the order of a Lender in the amount of its Commitment, including any amendment, modification, renewal or replacement of such promissory note.





     "Notice of Assignment" is defined in Section 12.3.2.

     "Obligations" means all unpaid principal of and accrued and unpaid interest on the Notes, all accrued and unpaid fees and all expenses, reimbursements, indemnities and other obligations of the Borrower to the Lenders or to any Lender, the Administrative Agent or any indemnified party hereunder arising under the Loan Documents.

     "Outstandings" means, for each Lender at any date of determination, the sum of (a) the aggregate outstanding principal amount of all Loans made by such Lender as of the date of determination, plus (b) such Lender's L/C Participation Amount as of the date of determination, plus (c) such Lender's Percentage of any Unreimbursed Drawings outstanding as of the date of determination.

     "Participants" is defined in Section 12.2.1.

     "Payment Date" means the last day of each March, June, September, and December.

     "PBGC" means the Pension Benefit Guaranty Corporation, or any successor thereto.

     "Percentage" means, for any Lender, 100% times a fraction (a) the numerator of which is such Lender's Commitment, and (b) the denominator of which is the Aggregate Commitment.

     "Person" means any natural person, corporation, firm, joint venture, partnership, limited liability company, association, enterprise, trust or other entity or organization, or any government or political subdivision or any agency, department or instrumentality thereof.

     "Plan" means an employee pension benefit plan which is covered by Title IV of ERISA or subject to the minimum funding standards under Section 412 of the Code as to which the Borrower or any member of the Controlled Group may have any liability.

     "Private Placement" means the private placement of debt by the Borrower with the Prudential Insurance Company of America or its affiliates for the purpose of, among other things, funding the Big O Acquisition, in an amount not to exceed $75,000,000.

     "Property" of a Person means any and all property, whether real, personal, tangible, intangible, or mixed, of such Person, or other assets owned, leased or operated by such Person.

     "Purchasers" is defined in Section 12.3.1.

     "Regulation D" means Regulation D of the Board of Governors of the Federal Reserve System as from time to time in effect and any successor thereto or other regulation or official interpretation of said Board of Governors relating to reserve requirements applicable to member banks of the Federal Reserve System.





     "Regulation U" means Regulation U of the Board of Governors of the Federal Reserve System as from time to time in effect and any successor or other regulation or official interpretation of said Board of Governors relating to the extension of credit by banks for the purpose of purchasing or carrying margin stocks applicable to member banks of the Federal Reserve System.

     "Reportable Event" means a reportable event as defined in Section 4043 of ERISA and the regulations issued under such section, with respect to a Plan, excluding, however, such events as to which the PBGC by regulation waived the requirement of Section 4043(a) of ERISA that it be notified within 30 days of the occurrence of such event, provided, however, that a failure to meet the minimum funding standard of Section 412 of the Code and of Section 302 of ERISA shall be a Reportable Event regardless of the issuance of any such waiver of the notice requirement in accordance with either Section 4043(a) of ERISA or Section 412(d) of the Code.

     "Required Lenders" means Lenders in the aggregate having at least 51 % of the Aggregate Commitment or, if the Aggregate Commitment has been terminated, Lenders in the aggregate holding at least 51 % of the total of the aggregate unpaid principal amount of the outstanding Advances, L/C Participation Amounts, and Percentages of Unreimbursed Drawings.

     "Reserve Requirement" means the maximum aggregate reserve requirement (including all basic, supplemental, marginal and other reserves) which is imposed under Regulation D on Eurocurrency liabilities.

     "Retail Stores Under Development" means retail stores under development or construction by Big O which are shown as such by the Borrower on its balance sheet.

     "Revolving Credit Termination Balance" means the aggregate principal amount of Advances outstanding on the Termination Date after giving effect to any Advances made or repaid on such date.

     "Sale and Leaseback Transaction" means any sale or other transfer of Property by any Person with the intent to lease such Property as lessee.

     "Section" means a numbered section of this Agreement, unless another document is specifically referenced.

     "Short Term Credit Agreement" means the short term credit agreement entered into among the Borrower, the Lenders and the Administrative Agent as of the Closing Date.

     "Single Employer Plan" means a Plan maintained by the Borrower or any member of the Controlled Group for employees of the Borrower or any member of the Controlled Group.

     "Standby L/C Fee Rate" means a percentage amount per annum equal to the Applicable Percentage for Eurodollar Advances.

     "Subsidiary" of a Person means (i) any corporation more than 50% of the outstanding securities having ordinary voting power of which shall at the





time be owned or controlled, directly or indirectly, by such Person or by one or more of its Subsidiaries or by such Person and one or more of its Subsidiaries, or (ii) any partnership, limited liability company, association, joint venture or similar business organization more than 50% of the ownership interests having ordinary voting power of which shall at the time be so owned or controlled. Unless otherwise expressly provided, all references herein to a "Subsidiary" shall mean a Subsidiary of the Borrower.

     "Substantial Portion" means, with respect to the Property of the Borrower and its Subsidiaries, Property which (i) represents more than 10% of the consolidated assets of the Borrower and its Subsidiaries as would be shown in the consolidated financial statements of the Borrower and its Subsidiaries as at the beginning of the twelve-month period ending with the month in which such determination is made, or (ii) is responsible for more than 10% of the consolidated net sales or of the consolidated net income of the Borrower and its Subsidiaries as reflected in the financial statements referred to in clause (i) above.

     "Termination Date" means the date which is the third (3rd) anniversary of the Closing Date, or such earlier date of termination of the Lenders' obligations pursuant to Section 8.1 upon the occurrence of an Event of Default.

     "Transferee" is defined in Section 12.4.

     "Type" means, with respect to any Advance, its nature as a Floating Rate Advance or Eurodollar Advance.

     "Unfunded Liabilities" means the amount (if any) by which the present value of all vested and unvested accrued benefits under all Single Employer Plans exceeds the fair market value of all such Plan assets allocable to such benefits, all determined as of the then most recent valuation date for such Plans using PBGC actuarial assumptions for single employer plan terminations.

     "Unmatured Default" means an event which but for the lapse of time or the giving of notice, or both, would constitute a Default.

     "Unreimbursed Drawing" is defined in Section 2.2.3(b).

     "Wholly-Owned Subsidiary" of a Person means (i) any Subsidiary all of the outstanding voting securities of which shall at the time be owned or controlled, directly or indirectly, by such Person or one or more Wholly-Owned Subsidiaries of such Person, or by such Person and one or more Wholly-Owned Subsidiaries of such Person, or (ii) any partnership, limited liability company, association, joint venture or similar business organization 100% of the ownership interests having ordinary voting power of which shall at the time be so owned or controlled.

     The foregoing definitions shall be equally applicable to both the singular and plural forms of the defined terms.






                                 ARTICLE II

                                 THE CREDITS

     2.1. Commitment. From and including the date of this Agreement and prior to the Termination Date, each Lender severally agrees, on the terms and conditions set forth in this Agreement, to make Loans to the Borrower from time to time in amounts (combined with such Lender's L/C Participation Amount) not to exceed in the aggregate at any one time outstanding the amount of its Commitment and provided that, after giving effect to the making of any Loan, the Aggregate Outstandings do not exceed the Aggregate Commitment. In furtherance and not in limitation of the foregoing, any unused portion of the Facility L/C Commitment shall be available for the making of Loans hereunder, up to the Aggregate Commitment. Subject to the terms of this Agreement, the Borrower may borrow, repay and reborrow Loans at any time prior to the Termination Date and may borrow to pay draws under Facility L/C's pursuant to
Section 2.2.5(b) at any time prior to the Termination Date. The Commitments to lend hereunder shall expire on the Termination Date except as otherwise provided for draws under Facility L/C's. Any outstanding Advances, Unreimbursed Drawings, and all other unpaid Obligations shall be paid in full by the Borrower on the Termination Date.

     2.2.  Letter of Credit Subfacility.

           2.2.1. Obligation to Issue. Subject to the terms and conditions of this Agreement, from and including the date of this Agreement and on or before the Termination Date, the Issuing Lender agrees to issue Facility L/C's for the account of the Borrower from time to time in amounts such that, after giving effect to the issuance of any Facility L/C (i) the aggregate undrawn amount available (whether or not the conditions which would allow a draw thereunder have been met) to the beneficiaries thereof under all outstanding Facility L/C's does not exceed the Facility L/C Commitment, and (ii) the Aggregate Outstandings do not exceed the Aggregate Commitment. Each Facility L/C shall be denominated in U.S. dollars. The issuance of a Facility L/C shall be deemed to be a utilization of the Aggregate Commitment for all purposes under this Agreement. No Facility L/C may have an expiry date occurring after the Termination Date. Notwithstanding anything in this Agreement to the contrary, the Issuing Lender shall not be required to issue a Facility L/C supporting an underwriting, remarketing, or placement by the Issuing Lender or any Affiliate of the Issuing Lender.

           2.2.2. Procedure for Issuance of Facility L/C. (a) The Borrower shall give the Issuing Lender and the Administrative Agent notice of any requested issuance of a Facility L/C under this Agreement not later than 10:00 a.m. (Memphis time) at least two Business Days' prior to the requested date of issuance, together with such other documents and materials as the Issuing Lender may require (including, without limitation and at the Issuing Lender's discretion, a duly executed application, as may be amended from time to time, for a Letter of Credit on the Issuing Lender's standard form for such transactions (the "L/C Application" and a form of which is attached hereto as Exhibit "G")). Such notice shall be irrevocable and shall specify the stated amount of the Facility L/C requested, the effective date (which day shall be a Business Day) of issuance of such requested Facility






      L/C, the date on which such requested Facility L/C is to expire (which date shall be a Business Day occurring on or before the Termination
      Date), the purpose for which such Facility L/C is to be issued, and the Person for whose benefit the requested Facility L/C is to be issued.
      At the time such request is made, the Borrower shall also provide the Issuing Lender and the Administrative Agent with a copy of the form of the Facility L/C it is requesting be issued, if any, which proposed Facility L/C shall be reasonably satisfactory to the Issuing Lender as to form and content. Prior to the close of business on the second Business Day following the Business Day on which the Administrative Agent first received such notice, the Administrative Agent shall confirm by written notice (including via facsimile), or telephone notice confirmed promptly thereafter in writing, to the Issuing Lender whether the Issuing Lender is authorized to issue the requested Facility L/C in accordance with subsection 2.2.2(b) below.

           (b) The Administrative Agent shall determine, as of the close of business on the day it receives a notice from the Borrower pursuant to subsection 2.2.2(a) above, whether after giving effect to the issuance of the requested Facility L/C (i) the aggregate undrawn amount available (whether or not the conditions which would allow a draw thereunder have been met) to the beneficiaries thereof under all outstanding Facility L/C's would exceed the Facility L/C Commitment, and (ii) the Aggregate Outstandings would exceed the Aggregate Commitment. If, and only if, the stated amount of the requested Facility L/C would not exceed such limitations, and subject to the terms and conditions of this Section 2.2 and provided that the applicable conditions set forth in Section 4.2 hereof have been satisfied, the Issuing Lender shall, on the requested date, issue a Facility L/C on behalf of the Borrower in accordance with the Issuing Lender's usual and customary business practices.

           (c) The Issuing Lender shall give the Administrative Agent written or telex notice, or telephonic notice confirmed promptly thereafter in writing, of the issuance of a Facility L/C.

           (d)    The Issuing Lender shall not extend or amend any Facility
      L/C unless the requirements of this Section 2.2.2 are met as though a new Facility L/C was being requested and issued.

           2.2.3.        Participation in Facility L/C.

           (a)    Immediately upon the issuance of each and every Facility
      L/C, each Lender shall be deemed to have irrevocably and unconditionally purchased and received from the Issuing Lender, without recourse or warranty, an undivided interest and participation to the extent of each Lender's Percentage in each Facility L/C (including, without limitation, all obligations of the Borrower with respect thereto and any security therefor other than amounts owing pursuant to the last sentence of Section 2.2.4(c) and any security therefor).

           (b) In the event that the Issuing Lender makes any payment under any Facility L/C and the Borrower shall not have repaid such amount (an "Unreimbursed Drawing") to the Issuing Lender pursuant to Section
      2.2.5 hereof (with the proceeds of an Advance or otherwise), the Issuing Lender shall promptly notify the Administrative Agent, which shall promptly notify





      each Lender, of such failure (by facsimile, or telephone promptly confirmed in writing), and each Lender shall promptly and unconditionally pay to the Administrative Agent for the account of the Issuing Lender the amount of such Lender's Percentage of such payment in same day funds. If the Administrative Agent so notifies a Lender prior to noon (Memphis time) on any Business Day, such Lender shall make available to the Administrative Agent for the account of the Issuing Lender its Percentage of the amount of such payment on such Business Day in same day funds. If and to the extent such Lender shall not have so made its Percentage of the amount of such payment available to the Administrative Agent for the account of the Issuing Lender, such Lender agrees to pay to the Administrative Agent for the account of the Issuing Lender forthwith on demand such amount together with interest thereon, for each day from the date such payment was first due until the date such amount is paid to the Administrative Agent for the account of the Issuing Lender, at the Federal Funds Effective Rate. The failure of any Lender to make available to the Administrative Agent for the account of the Issuing Lender its Percentage of any such payment shall not relieve any other Lender of its obligation hereunder to make available to the Administrative Agent for the account of the Issuing Lender its Percentage of any payment on the date such payment is to be made.

           (c) Whenever the Issuing Lender receives a payment on account of an Unreimbursed Drawing, including any interest thereon, as to which the Administrative Agent has received payments from the Lenders for the account of the Issuing Lender pursuant to this Section 2.2.3, it shall promptly pay to the Administrative Agent and the Administrative Agent shall promptly pay to each Lender which has funded its participating interest therein, in the kind of funds so received, an amount equal to such Lender's Percentage thereof. Each such payment shall be made by the Issuing Lender on the Business Day on which it receives the funds paid to it pursuant to the preceding sentence, if received prior to noon (Memphis time) on such Business Day, and otherwise on the next succeeding Business Day.

           (d) Upon the request of either the Administrative Agent or any Lender, the Issuing Lender shall furnish to the Administrative Agent or such Lender copies of any Letter of Credit application to which the Issuing Lender is a party and such other documentation as may reasonably be requested by the Administrative Agent or such Lender. Promptly after the issuance of each Facility L/C, the Issuing Lender shall send a copy of such Facility L/C to the Administrative Agent and each Lender by telefacsimile.

           (e) The obligations of a Lender to make payments to the Administrative Agent for the account of the Issuing Lender with respect to a Facility L/C shall be irrevocable, not subject to any qualification or exception whatsoever and shall be made in accordance with the terms and conditions of this Agreement under all circumstances, including, without limitation, any of the following circumstances:

                      (i) any lack of validity or enforceability of this Agreement or any of the other Loan Documents;

                      (ii) the existence of any claim, setoff, defense or other right which the Borrower may have at any time against a beneficiary named in a Facility L/C or any transferee of any Facility L/C (or any Person for whom





                  any such transferee may be acting), the Administrative Agent, the Issuing Lender, any Lender, or any other Person, whether in connection with this Agreement, any Facility L/C, the transactions contemplated herein or any unrelated transactions (including any underlying transactions between the Borrower or any Affiliate of the Borrower and the beneficiary named in any Facility L/C);

                      (iii) any draft, certificate of any other document presented under the Facility L/C proving to be forged, fraudulent or invalid in any respect, or insufficient in accordance with the Uniform Customs and Practice for Documentary Credits (1993 revision), International Chamber of Commerce, Publication 500, or any statement therein being untrue or inaccurate in any respect;

                      (iv) the surrender or impairment of any security for the performance or observance of any of the terms of any of the Loan Documents; or

                      (v)    the occurrence of any Default or Unmatured
                  Default;

      provided, that the Lenders shall not be required to fund their participations in a Facility L/C if the corresponding payment made by the Issuing Lender under such Facility L/C was made as a result of the Issuing Lender's gross negligence or willful misconduct or failure to negotiate a draft in accordance with the standard of care required by the Uniform Customs and Practice for Documentary Credits (1993 revision), International Chamber of Commerce, Publication 500.

           (f) In the event any payment by the Borrower received by the Issuing Lender with respect to a Facility L/C and distributed by the Administrative Agent to the Lenders on account of their participations is thereafter set aside, avoided or recovered from that Issuing Lender in connection with any receivership, liquidation, reorganization or bankruptcy proceeding, each Lender which received such distribution shall, upon demand by that Issuing Lender, contribute such Lender's Percentage of the amount set aside, avoided or recovered together with interest at the rate required to be paid by that Issuing Lender upon the amount required to be repaid by it.

           2.2.4.  Facility L/C Fee.

           (a) The Borrower hereby agrees to pay to the Issuing Lender and the Lenders a fee (calculated for the actual number of days elapsed on the basis of a year consisting of 360 days) with respect to each Commercial Letter of Credit issued under this Agreement with respect to the period from the date of issuance of such Commercial Letter of Credit to the expiration or termination date of such Letter of Credit, computed at a rate per annum equal to the Commercial L/C Fee Rate on the average aggregate amount available to be drawn under such Commercial Letter of Credit during the period for which such fee is calculated provided, however, that no such fee shall be due with respect to the Existing Letters of Credit.

           (b) The Borrower hereby agrees to pay to the Issuing Lender and the Lenders a fee (calculated for the actual number of days elapsed on the basis of a year consisting of 360 days) with respect to each Standby Letter





      of Credit issued under this Agreement with respect to the period from the date of issuance of such Standby Letter of Credit to the expiration or termination date of such Letter of Credit, computed at a rate equal to the Standby L/C Fee Rate of the average aggregate amount available to be drawn under such Standby Letter of Credit during the period for which such fee is calculated; provided, however, that no such fee shall be due with respect to the Existing Letters of Credit.

           (c) In consideration of its issuance of a Facility L/C, the Borrower hereby additionally agrees to pay to the Issuing Lender for its own account a fee for its own account (calculated for the actual number of days elapsed on the basis of a year consisting of 360 days) on any undrawn portion of such Facility L/C from time to time outstanding equal to .10% per annum.

           (d) All fees due under this Section 2.2.4 shall be payable in arrears to the Administrative Agent for the account of the Issuing Lender and the Lenders at the principal office of the Administrative Agent in Memphis, Tennessee on each Payment Date, on the Termination Date, and on the expiration date of each Facility L/C or when such Facility L/C is fully drawn, whichever first occurs. The Borrower also hereby agrees to pay directly to the Issuing Lender with respect to each Facility L/C issued for the Borrower's account the usual and customary administrative and other charges of the Issuing Lender in connection with any Facility L/C, including, without limitation, a charge of $100 for the issuance of any Facility L/C and charges for the negotiation of any draft paid pursuant to any Facility L/C and any amendments or supplements to any Facility L/C.

           2.2.5.  Reimbursement for Draws Under Facility L/C's.

           (a) Promptly upon receipt of notice from the Issuing Lender of any drawing under a Facility L/C, the Borrower hereby agrees to reimburse the Lenders ratably in accordance with their respective Percentages by making a payment to the Issuing Lender for the amount of each draft drawn or purporting to be drawn under any such Facility L/C for the account of the Borrower which is paid by the Issuing Lender, except to the extent that any of the foregoing arises solely from the Issuing Lender's gross negligence, willful misconduct or failure to negotiate the draft in accordance with the standard of care required by the Uniform Customs and Practice for Documentary Credits (1993 revision), International Chamber of Commerce, Publication 500. Unless funded with an Advance made pursuant to Section 2.2.5(b), amounts which the Borrower has agreed to reimburse the Lenders pursuant to the preceding sentence shall be due on demand and shall bear interest until paid at a rate per annum (calculated for the actual number of days elapsed on the basis of year consisting of 360 days) equal to the Floating Rate plus 2% per annum.

           (b) The payment by the Issuing Lender of a draft drawn under or purporting to be drawn under any Facility L/C shall be deemed to constitute a Borrowing Notice for a Floating Rate Advance in the amount of such draft and, subject to the terms and conditions of this Agreement (including, without limitation, that (i) the provisions of Section 4.2 shall have been satisfied or waived and (ii) after giving effect to such Advance, the Aggregate Outstandings will not exceed the Aggregate Available Commitment), the Lenders shall make such Floating Rate Advance and the Administrative Agent shall





      apply the proceeds thereof to the payment of the Borrower's obligations under Section 2.2.5(a) with respect to such draft.

           (c)    The Borrower's obligation to make all payments due under
      Section 2.2.5(a) shall be absolute, unconditional and irrevocable, and such payments shall be made strictly in accordance with the terms of this Agreement, under all circumstances whatsoever, including, without limitation, any or all of the following circumstances:

                        (i)    any determination of invalidity
                  or unenforceability with respect to any Facility L/C after payment by the Issuing Lender; or

                        (ii) any lack of validity or enforceability of any or all or the Loan Documents; or

                        (iii) any amendment to, waiver of, any consent under or departure from any or all of the Loan Documents; or

                        (iv) any exchange, release or nonperfection of any collateral securing any Facility L/C, or any release or amendment or waiver of or consent to departure from any guaranty of any Facility L/C; or

                        (v) the existence of any claim, set-off, defense or other right which the Borrower may have at any time against a beneficiary of any Facility L/C (or any entities for whom such beneficiary may be acting), the Lenders, the Issuing Lenders, the Administrative Agent or any other Person; or

                        (vi) any statement or any other document presented under any Facility L/C proving to be forged (unless the Issuing Lender failed to discover such forging solely as a result of its own gross negligence or willful misconduct), fraudulent or invalid in any respect or any statement therein being untrue or inaccurate in any respect whatsoever.

           (d) The Issuing Lender shall use its best efforts to give prompt notice to the Borrower of the presentation of a draft under a Facility L/C; provided, that failure to give such notice shall not limit or otherwise affect the Borrower's obligations under this Agreement except as explicitly provided herein.

           2.2.6. Issuing Lender Reporting Requirements. In addition to the reports required by Section 2.2.2(c), the Issuing Lender shall, no later than the tenth Business Day following the last day of each month, provide to the Administrative Agent a schedule of Facility L/C's issued by it, in form and substance reasonably satisfactory to the Administrative Agent, showing the date of issue, account party, amount, expiration date and the reference number of each Facility L/C issued by it outstanding at any time during such month and the aggregate amount payable by the Borrower during the month pursuant. Copies of such reports shall be provided promptly to the Borrower and each Lender by the Administrative Agent.

           2.2.7.        Indemnification; Assumption of Risk.

           (a) The Borrower hereby agrees to indemnify and hold harmless the Administrative Agent, the Issuing Lender and each Lender from and against





      any and all claims, damages, losses, liabilities, costs or expenses of any kind which any thereof may incur by reason of or in connection with the execution and delivery, issuance or transfer of, or any payment or failure to pay under, any Facility L/C; provided, the Borrower shall not be required to indemnify the Issuing Lender for any claims, damages, losses, liabilities, costs or expenses to the extent caused by the gross negligence, willful misconduct, or failure to negotiate the draft in accordance with the standard of care required by the Uniform Customs and Practice for Documentary Credits (1993 revision), International Chamber of Commerce, Publication 500 on the part of the Issuing Lender in making payment under a Facility L/C.

           (b) The Borrower assumes all risks of the acts or omissions of any beneficiary of any Facility L/C issued for its account with respect to its use or reliance on any such Facility L/C. Neither the Lenders, the Issuing Lender, nor the Administrative Agent shall be responsible for: the validity or genuineness of certificates or other documents delivered under or with any Facility L/C, even if such certificates or other documents should in fact prove to be invalid, fraudulent or forged; errors, omissions, interruptions or delays in transmission or delivery of any messages, by mail, cable, telegraph, wireless or otherwise, whether or not they are in code; errors in translation or for errors in interpretation of technical terms; any failure or inability by any Lender, the Issuing Lender or the Administrative Agent or anyone else to perform under the foreign laws, customs or regulations or by reason of any control or restriction rightfully or wrongfully exercised by any government or group asserting or exercising governmental or paramount powers; or any other consequences arising from causes beyond any Lender's, the Issuing Lender's or the Administrative Agent's control; nor shall any Lender, the Issuing Lender, or the Administrative Agent be responsible for any error, neglect, or default of any correspondent of such Person; and none of the above shall affect, impair or prevent the vesting of any of the rights or powers of any Lender, the Issuing Lender or the Administrative Agent under any of the Loan Documents. The
      Issuing Lender may accept statements, certificates or other documents that appear on their face to be in order, without responsibility for further investigation, regardless of any notice or information to the contrary. In furtherance and not in limitation of the foregoing provisions, the Borrower agrees that any action taken by any Lender, the Issuing Lender or the Administrative Agent in good faith in connection with any Facility L/C, or the relevant drafts, certificates or other documents, shall be binding on the Borrower and shall not result in any liability of such Lender, the Issuing Lender or the Administrative Agent to the Borrower except as provided in the parenthetical phrase which appears in Section 2.2.5(c)(vi) or otherwise resulting solely from the gross negligence or willful misconduct of the Issuing Lender, the Administrative Agent or any Lender or the failure of the Issuing Lender to negotiate a Facility L/C in accordance with the standard of care required by the Uniform Customs and Practice for Documentary Credits (1993 revision), International Chamber of Commerce, Publication 500; and the Borrower makes like agreement as to any inaction or omission.


           2.2.8 Letter of Credit Collateral Account. From and after the occurrence and during the continuance of a Default, the Borrower hereby agrees that it will, until the Termination Date, maintain a special collateral account (the "Letter of Credit Collateral Account") at the





      Administrative Agent's office at the address specified pursuant to
      Article XIII, in the name of the Borrower but under the sole dominion and control of the Administrative Agent, for the benefit of the Lenders, and in which the Borrower shall have no interest other than as set forth in Section 8.1. In addition to the foregoing, the Borrower hereby grants to the Administrative Agent, for the benefit of the Lenders, a security interest in and to the Letter of Credit Collateral Account and any funds that may hereafter be on deposit in such account.

           2.2.9. Letter of Credit Applications. To the extent that any provision of any L/C Application related to any Letter of Credit is inconsistent with this Agreement, the provisions of this Agreement shall apply.

     2.3. Ratable Loans; Types of Advances. Each Advance hereunder shall consist of Loans made from the several Lenders ratably in proportion to the ratio that their respective Commitments bear to the Aggregate Commitment.
The Advances may be Floating Rate Advances or Eurodollar Advances, or a combination thereof, selected by the Borrower in accordance with Sections 2.8 and 2.9.

     2.4.  Fees.

           2.4.1. Arranger's Fee. The Borrower agrees to pay to the Arranger, for its own account, the fees referred to in the Arranger's Fee Letter (the "Arranger's Fees").

           2.4.2. Administrative Agent's Fee. The Borrower agrees to pay to the Administrative Agent, for its own account, the administrative and other fees referred to in the Administrative Agent's Fee Letter (the "Administrative Agent's Fee").

           2.4.3. Commitment Fees. The Borrower agrees to pay to the Administrative Agent for the account of each Lender a commitment fee in the amount of the Applicable Percentage on the daily unused portion of such Lender's Commitment (which unused portion includes the unissued portion of the Facility L/C Commitment) from the date hereof to and including the Termination Date, payable in arrears on each Payment Date hereafter and on the Termination Date (the "Commitment Fee").

     2.5. Reductions in Aggregate Commitment. The Borrower may permanently reduce the Aggregate Commitment in whole, or in part ratably among the Lenders in a minimum amount of $2,000,000 and in integral multiples of $1,000,000 in excess thereof, upon at least five Business Days' written notice to the Administrative Agent, which notice shall specify the amount of any such reduction, provided, however, that the amount of the Aggregate Commitment may not be reduced below the aggregate principal amount of the Aggregate Outstandings. All accrued commitment fees shall be payable on the effective date of any termination of the obligations of the Lenders to make Loans hereunder.

     2.6. Minimum Amount of Each Advance. Each Eurodollar Advance shall be in the minimum amount of $1,000,000 (and in integral multiples of $500,000 if in excess thereof), and each Floating Rate Advance shall be in the minimum





amount of $100,000 (and in multiples of $50,000 if in excess thereof), provided, however, that any Floating Rate Advance may be in the amount of the unused Aggregate Commitment.

     2.7. Optional Principal Payments. The Borrower may from time to time pay, without penalty or premium, all outstanding Floating Rate Advances, or, in a minimum aggregate amount of $2,000,000 or any integral multiple of $1,000,000 in excess thereof, any portion of the outstanding Floating Rate Advances. A Eurodollar Advance may be prepaid prior to the last day of the applicable Interest Period upon three Business Days' prior written notice to the Administrative Agent, subject to Section 3.4.

     2.8. Method of Selecting Types and Interest Periods for New Advances. The Borrower shall select the Type of Advance and, in the case of each Eurodollar Advance, the Interest Period applicable to each Advance from time to time. The Borrower shall give the Administrative Agent irrevocable notice (a "Borrowing Notice") not later than 11:30 a.m. (Memphis time) on the Borrowing Date of each Floating Rate Advance and three Business Days before the Borrowing Date for each Eurodollar Advance, specifying:

          (i) the Borrowing Date, which shall be a Business Day, of such Advance,

          (ii)  the aggregate amount of such Advance,

          (iii) the Type of Advance selected, and

          (iv) in the case of each Eurodollar Advance, the Interest Period applicable thereto.

Not later than 2:00 p.m. (Memphis time) on each Borrowing Date, each Lender shall make available its Loan or Loans, in funds immediately available in Memphis to the Administrative Agent at its address specified pursuant to
Article XIII. The Administrative Agent will make the funds so received from the Lenders available to the Borrower at the Administrative Agent's aforesaid address.

     2.9.  Conversion and Continuation of Outstanding Advances.  Floating
Rate Advances shall continue as Floating Rate Advances unless and until such Floating Rate Advances are converted into Eurodollar Advances. Each
Eurodollar Advance of any Type shall continue as a Eurodollar Advance of such Type until the end of the then applicable Interest Period therefor, at which time such Eurodollar Advance shall be automatically converted into a Floating Rate Advance unless the Borrower shall have given the Administrative Agent a Conversion/Continuation Notice requesting that, at the end of such Interest Period, such Eurodollar Advance either continue as a Eurodollar Advance of such Type for the same or another Interest Period or be converted into an Advance of another Type. Subject to the terms of Section 2.6 and Section
3.4, the Borrower may elect from time to time to convert all or any part of an Advance of any Type into any other Type or Types of Advances. The
Borrower shall give the Administrative Agent irrevocable notice (a "Conversion/Continuation Notice") of each conversion of an Advance or continuation of a Eurodollar Advance not later than 10:00 a.m. (Memphis time) at least one Business Day, in the case of a conversion into a Floating Rate





Advance or three Business Days, in the case of a conversion into or continuation of a Eurodollar Advance, prior to the date of the requested conversion or continuation, specifying:

          (i) the requested date which shall be a Business Day, of such conversion or continuation,

          (ii) the aggregate amount and Type of the Advance which is to be converted or continued, and

          (iii) the amount and Type(s) of Advance(s) into which such Advance is to be converted or continued and, in the case of a conversion into or continuation of a Eurodollar Advance, the duration of the Interest Period applicable thereto.

     2.10. Changes in Interest Rate, etc. Each Floating Rate Advance shall bear interest on the outstanding principal amount thereof, for each day from and including the date such Advance is made or is converted from a Eurodollar Advance into a Floating Rate Advance pursuant to Section 2.9 to but excluding the date it becomes due or is converted into a Eurodollar Advance pursuant to
Section 2.9 hereof, at a rate per annum equal to the Floating Rate for such day. Changes in the rate of interest on that portion of any Advance maintained as a Floating Rate Advance will take effect simultaneously with each change in the Alternate Base Rate. Each Eurodollar Advance shall bear interest on the outstanding principal amount thereof from and including the first day of the Interest Period applicable thereto to (but not including) the last day of such Interest Period at the interest rate determined as applicable to such Eurodollar Advance. No Interest Period may end after the Termination Date.

     2.11. Rates Applicable After Default. Notwithstanding anything to the contrary contained in Section 2.8 or 2.9, during the continuance of a Default or Unmatured Default the Required Lenders may, at their option, by notice to the Borrower (which notice may be revoked at the option of the Required Lenders notwithstanding any provision of Section 8.2 requiring unanimous consent of the Lenders to changes in interest rates), declare that no Advance may be made as, converted into or continued as a Eurodollar Advance. During the continuance of a Default the Required Lenders may, at their option, by notice to the Borrower (which notice may be revoked at the option of the Required Lenders notwithstanding any provision of Section 8.2 requiring unanimous consent of the Lenders to changes in interest rates), declare that
(i) each Eurodollar Advance shall bear interest for the remainder of the applicable Interest Period at the rate otherwise applicable to such Interest Period plus 2% per annum and (ii) each Floating Rate Advance shall bear interest at a rate per annum equal to the Floating Rate otherwise applicable to the Floating Rate Advance plus 2% per annum.

     2.12. Method of Payment. All payments of the Obligations hereunder shall be made, without setoff, deduction, or counterclaim, in immediately available funds to the Administrative Agent at the Administrative Agent's address specified pursuant to Article XIII, or at any other Lending Installation of the Administrative Agent specified in writing by the Administrative Agent to the Borrower, by noon (local time) on the date when due and shall be applied ratably by the Administrative Agent among the





Lenders. Each payment delivered to the Administrative Agent for the account of any Lender shall be delivered promptly by the Administrative Agent to such Lender in the same type of funds that the Administrative Agent received at its address specified pursuant to Article XIII or at any Lending Installation specified in a notice received by the Administrative Agent from such Lender. The Administrative Agent may charge the account of the Borrower maintained with the Administrative Agent for each payment of principal, interest and fees as it becomes due hereunder if so directed by the Borrower from time to time or, if an Event of Default has occurred and is then continuing, at the Administrative Agent's discretion.

     2.13. Notes; Telephonic Notices. Each Lender is hereby authorized to record the principal amount of each of its Loans and each repayment on the schedule attached to its Note, provided, however, that neither the failure to so record nor any error in such recordation shall affect the Borrower's obligations under such Note. The Borrower hereby authorizes the Lenders and the Administrative Agent to extend, convert or continue Advances, effect selections of Types of Advances and to transfer funds based on telephonic notices made by any person or persons the Administrative Agent or any Lender in good faith believes to be acting on behalf of the Borrower. The Borrower agrees to deliver promptly to the Administrative Agent a written confirmation, if such confirmation is requested by the Administrative Agent or any Lender, of each telephonic notice signed by an individual who is authorized so to act pursuant to the then existing Money Transfer Instructions of Borrower (see "Exhibit E"). If the written confirmation differs in any material respect from the action taken by the Administrative Agent and the Lenders, the records of the Administrative Agent and the Lenders shall govern absent demonstrable error.

     2.14. Interest Payment Dates; Interest and Fee Basis. Interest accrued on each Floating Rate Advance shall be payable on each Payment Date, commencing with the first such date to occur after the date hereof, on any date on which the Floating Rate Advance is prepaid, whether due to acceleration or otherwise, and at maturity. Interest accrued on that portion of the outstanding principal amount of any Floating Rate Advance converted into a Eurodollar Advance on a day other than a Payment Date shall be payable on the date of conversion. Interest accrued on each Eurodollar Advance shall be payable on the last day of its applicable Interest Period, on any date on which the Eurodollar Advance is prepaid, whether by acceleration or otherwise, and at maturity. Interest accrued on each Eurodollar Advance having an Interest Period longer than three months shall also be payable on the last day of each three-month interval during such Interest Period. Interest on Floating Rate Advances shall be calculated for actual days elapsed on the basis of a 365- or 366-day year, as appropriate. Interest on Eurodollar Advances and commitment fees shall be calculated for actual days elapsed on the basis of a 360-day year. Interest shall be payable for the day an Advance is made but not for the day of any payment on the amount paid if payment is received prior to noon (local time) at the place of payment.
If any payment of principal of or interest on an Advance shall become due on a day which is not a Business Day, such payment shall be made on the next succeeding Business Day and, in the case of a principal payment, such extension of time shall be included in computing interest in connection with such payment.





     2.15. Notification of Advances, Interest Rates, Prepayments and Commitment Reductions. Promptly after receipt thereof, the Administrative Agent will notify each Lender of the contents of each Aggregate Commitment reduction notice, Borrowing Notice, Conversion/Continuation Notice, and repayment notice received by it hereunder. The Administrative Agent will notify each Lender of the interest rate applicable to each Eurodollar Advance promptly upon determination of such interest rate and will give each Lender prompt notice of each change in the Alternate Base Rate.

     2.16. Lending Installations. Each Lender may book its Loans at any Lending Installation selected by such Lender and may change its Lending Installation from time to time. All terms of this Agreement shall apply to any such Lending Installation and the Notes shall be deemed held by each Lender for the benefit of such Lending Installation. Each Lender may, by written or telex notice to the Administrative Agent and the Borrower, designate a Lending Installation through which Loans will be made by it and for whose account Loan payments are to be made.

     2.17. Non-Receipt of Funds by the Administrative Agent. Unless the Borrower or a Lender, as the case may be, notifies the Administrative Agent prior to the date on which it is scheduled to make payment to the Administrative Agent of (i) in the case of a Lender, the proceeds of a Loan or (ii) in the case of the Borrower, a payment of principal, interest or fees to the Administrative Agent for the account of the Lenders, that it does not intend to make such payment, the Administrative Agent may assume that such payment has been made. The Administrative Agent may, but shall not be obligated to, make the amount of such payment available to the intended recipient in reliance upon such assumption. If such Lender or the Borrower, as the case may be, has not in fact made such payment to the Administrative Agent, the recipient of such payment shall, on demand by the Administrative Agent, repay to the Administrative Agent the amount so made available together with interest thereon in respect of each day during the period commencing on the date such amount was so made available by the Administrative Agent until the date the Administrative Agent recovers such amount at a rate per annum equal to (i) in the case of payment by a Lender, the Federal Funds Effective Rate for such day or (ii) in the case of payment by the Borrower, the interest rate applicable to the relevant Loan.

                                 ARTICLE III

                        CHANGE IN CIRCUMSTANCES

     3.1. Yield Protection. If any law or any governmental or quasi-governmental rule, regulation, policy, guideline or directive (whether or not having the force of law), or any interpretation thereof, or the compliance of any Lender therewith,

           (i) subjects any Lender or any applicable Lending Installation to any tax, duty, charge or withholding on or from payments due from the Borrower (excluding taxation of the overall net income of any Lender or applicable Lending Installation), or changes the basis of taxation of payments to any Lender in respect of its Loans or its participation in Facility L/C's or other amounts due it hereunder, or

           (ii) imposes or increases or deems applicable any reserve, assessment, insurance charge, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, any Lender or any applicable Lending Installation (other than reserves and assessments taken into account in determining the interest rate applicable to Eurodollar Advances), or

           (iii) imposes any other condition the result of which is to increase the cost to any Lender or any applicable Lending Installation of making, funding or maintaining Loans or participating in Letters of Credit or reduces any amount receivable by any Lender or any applicable Lending Installation in connection with Loans or Letters of Credit, or requires any Lender or any applicable Lending Installation to make any payment calculated by reference to the amount of Loans held, Letters of Credit issued or participated in, or interest received by it, by an amount deemed material by such Lender, then, within 15 days of demand by such Lender, the Borrower shall pay such Lender that portion of such increased expense incurred or reduction in an amount received which such Lender determines is attributable to making, funding and maintaining its Loans and its Commitment.

     3.2. Changes in Capital Adequacy Regulations. If a Lender determines the amount of capital required or expected to be maintained by such Lender, any Lending Installation of such Lender or any corporation controlling such Lender is increased as a result of a Change, then, within 15 days of demand by such Lender, the Borrower shall pay such Lender the amount necessary to compensate for any shortfall in the rate of return on the portion of such increased capital which such Lender determines is attributable to this Agreement, its Loans, its obligation to make Loans hereunder, or its issuance of or participation in Facility L/C's (after taking into account such Lender's policies as to capital adequacy). "Change" means (i) any change after the date of this Agreement in the Risk-Based Capital Guidelines or (ii) any adoption of or change in any other law, governmental or quasi-governmental rule, regulation, policy, guideline, interpretation, or directive (whether or not having the force of law) after the date of this Agreement which affects the amount of capital required or expected to be maintained by any Lender or any Lending Installation or any corporation controlling any Lender. "Risk-Based Capital Guidelines" means (i) the risk-based capital guidelines in effect in the United States on the date of this Agreement, including transition rules, and (ii) the corresponding capital regulations promulgated by regulatory authorities outside the United States implementing the July 1988 report of the Basle Committee on Banking Regulation and Supervisory Practices Entitled "International Convergence of Capital Measurements and Capital Standards," including transition rules, and any amendments to such regulations adopted prior to the date of this Agreement.

     3.3. Availability of Types of Advances. If any Lender determines that maintenance of its Eurodollar Loans at a suitable Lending Installation would violate any applicable law, rule, regulation, or directive, whether or not having the force of law, or if the Required Lenders determine that (i) deposits of a type and maturity appropriate to match fund Eurodollar Advances are not available or (ii) the interest rate applicable to a Type of Advance does not accurately reflect the cost of making or maintaining such Advance,





then the Administrative Agent shall suspend the availability of the affected Type of Advance and require any Eurodollar Advances of the affected Type to be repaid.

     3.4. Funding Indemnification. If any payment of a Eurodollar Advance occurs on a date which is not the last day of the applicable Interest Period, whether because of acceleration, prepayment or otherwise, or a Eurodollar Advance is not made on the date specified by the Borrower for any reason other than default by the Lenders, the Borrower will indemnify each Lender for any loss or cost incurred by it resulting therefrom, including, without limitation, any loss or cost in liquidating or employing deposits acquired to fund or maintain the Eurodollar Advance.

     3.5. Lender Statements; Survival of Indemnity. To the extent reasonably possible, each Lender shall designate an alternate Lending Installation with respect to its Eurodollar Loans to reduce any liability of the Borrower to such Lender under Sections 3.1 and 3.2 or to avoid the unavailability of a Type of Advance under Section 3.3, so long as such designation is not disadvantageous to such Lender. Each Lender shall deliver a written statement of such Lender to the Borrower (with a copy to the Administrative Agent) as to the amount due, if any, under Section 3.1, 3.2 or 3.4. Such written statement shall set forth in reasonable detail the calculations upon which such Lender determined such amount and shall be final, conclusive and binding on the Borrower in the absence of demonstrable error. Determination of amounts payable under such Sections in connection with a Eurodollar Loan shall be calculated as though each Lender funded its Eurodollar Loan through the purchase of a deposit of the type and maturity corresponding to the deposit used as a reference in determining the Eurodollar Rate applicable to such Loan, whether in fact that is the case or not. Unless otherwise provided herein, the amount specified in the written statement of any Lender shall be payable on demand after receipt by the Borrower of such written statement. The obligations of the Borrower under Sections 3.1, 3.2 and 3.4 shall survive payment of the Obligations and termination of this Agreement.

                                ARTICLE IV

                CONDITIONS PRECEDENT; WITHHOLDING TAX EXEMPTION

     4.1. Initial Advance. The Lenders shall not be required to make the initial Advance and the Issuing Lender shall not be required to issue the initial Facility L/C hereunder unless (a) the Borrower has furnished to the Co-Agent and the Administrative Agent, with sufficient copies for the
Lenders:

           (i) Copies of the articles of incorporation of the Borrower, together with all amendments, and a certificate of good standing, both certified by the appropriate governmental officer in its jurisdiction of incorporation.

           (ii) Copies, certified by the Secretary or Assistant Secretary of the Borrower, of its by-laws and of its Board of Directors' resolutions (and resolutions of other bodies, if any are deemed necessary by counsel for any Lender) authorizing the execution of the Loan Documents.





           (iii) An incumbency certificate, executed by the Secretary or Assistant Secretary of the Borrower, which shall identify by name and title and bear the signature of the officers of the Borrower authorized to sign the Loan Documents and to make borrowings hereunder, upon which certificate the Administrative Agent and the Lenders shall be entitled to rely until informed of any change in writing by the Borrower.

           (iv) Copies of the articles of incorporation of each Guarantor, together with all amendments, and a certificate of good standing, both certified by the appropriate governmental officer in its jurisdiction of incorporation.

           (v) Copies, certified by the Secretary or Assistant Secretary of each Guarantor, of its by-laws and of its Board of Directors' resolutions (and resolutions of other bodies, if any are deemed necessary by counsel for any Lender) authorizing the execution of the Guaranties.

           (vi) An incumbency certificate, executed by the Secretary or Assistant Secretary of each Guarantor, which shall identify by name and title and bear the signature of the officers of each Guarantor authorized to sign the Guaranties.

           (vii) A certificate, signed by the treasurer of the Borrower, stating that on the initial Borrowing Date no Default or Unmatured Default has occurred and is continuing.

           (viii) A written opinion of counsel to the Borrower, addressed to the Lenders in substantially the form of Exhibit "B" hereto.

           (ix)  Notes payable to the order of each of the Lenders.

           (x) Financial statements of the Borrower, and detailed business plans and projections for the Borrower satisfactory in form and substance to the Lenders.

           (xi) Written money transfer instructions, in substantially the form of Exhibit "E" hereto, addressed to the Administrative Agent and signed by an Authorized Officer, together with such other related money transfer authorizations as the Administrative Agent may have reasonably requested.

           (xii) The Guaranties dated the date hereof, duly executed by each of the Guarantors.

           (xiii) Such other documents as any Lender or its counsel may have reasonably requested.

and (b) the following events shall have occurred or conditions shall have been fulfilled:

           (i) The Borrower shall have paid all fees due at the Closing Date pursuant to this Agreement, the Administrative Agent's Fee Letter and the Arranger's Fee Letter.





           (ii) Completion of the Big O Acquisition, including the granting of all required regulatory and legal approvals, upon the terms set forth in the Acquisition Agreement.

           (iii) The Private Placement shall contain terms and conditions which are acceptable to the Lenders.

           (iv) The Short Term Credit Agreement shall be effective as of the Closing Date.

           (v) The Administrative Agent shall have received, in form and substance satisfactory to the Administrative Agent, (A) instructions to wire to The First National Bank of Chicago that portion of proceeds from Advances under this Agreement or the Short Term Credit Agreement to be made on the Closing Date which is necessary to repay all loans under that certain credit agreement dated as of January 23, 1995 between Big O, and The First National Bank of Chicago, and (B) evidence that The First National Bank of Chicago will terminate any liens, encumbrances, mortgages or restrictions in respect of any such obligations.

           (vi) The Administrative Agent shall have received, in form and substance satisfactory to the Administrative Agent, instructions to wire to First Tennessee Bank that portion of proceeds from Advances under this Agreement or the Short Term Credit Agreement to be made on the Closing Date which is necessary to repay all loans under Borrower's line of credit with First Tennessee Bank.

      4.2. Each Advance. The Lenders shall not be required to make any Advance (other than an Advance that, after giving effect thereto and to the application of the proceeds thereof, does not increase the aggregate amount of outstanding Advances) and the Issuing Lender shall not be required to issue any Facility L/C, unless on the applicable Borrowing Date:

           (i)   There exists no Default or Unmatured Default.

           (ii) The representations and warranties contained in Article V are true and correct as of such Borrowing Date except to the extent any such representation or warranty is stated to relate solely to an earlier date, in which case such representation or warranty shall be true and correct on and as of such earlier date.

           (iii) All legal matters incident to the making of such Advance shall be satisfactory to the Lenders and their counsel.

     Each Borrowing Notice with respect to each such Advance shall constitute a representation and warranty by the Borrower that the conditions contained in Sections 4.2(i) and (ii) have been satisfied.

     4.3. Withholding Tax Exemption. At least five Business Days prior to the first date on which interest or fees are payable hereunder for the account of any Lender, each Lender that is not incorporated under the laws of the United States of America, or a state thereof, agrees that it will deliver to each of the Borrower and the Administrative Agent two duly completed copies of United States Internal Revenue Service Form 1001 or 4224, certifying in either case that such Lender is entitled to receive payments





under this Agreement and the Notes without deduction or withholding of any United States federal income taxes. Each Lender which so delivers a Form 1001 or 4224 further undertakes to deliver to each of the Borrower and the Administrative Agent two additional copies of such form (or a successor form) on or before the date that such form expires (currently, three successive calendar years for Form 1001 and one calendar year for Form 4224) or becomes obsolete or after the occurrence of any event requiring a change in the most recent forms so delivered by it, and such amendments thereto or extensions or renewals thereof as may be reasonably requested by the Borrower or the Administrative Agent, in each case certifying that such Lender is entitled to receive payments under this Agreement and the Notes without deduction or withholding of any United States federal income taxes, unless an event (including without limitation any change in treaty, law or regulation) has occurred prior to the date on which any such delivery would otherwise be required which renders all such forms inapplicable or which would prevent such Lender from duly completing and delivering any such form with respect to it and such Lender advises the Borrower and the Administrative Agent that it is not capable of receiving payments without any deduction or withholding of United States federal income tax.


                              ARTICLE V

                   REPRESENTATIONS AND WARRANTIES

     The Borrower represents and warrants to the Lenders that:

     5.1. Corporate Existence and Standing. Each of the Borrower and its Subsidiaries is a corporation duly incorporated, validly existing and in good standing under the laws of its jurisdiction of incorporation and has all requisite authority to conduct its business in each jurisdiction in which its business is conducted.

     5.2. Authorization and Validity. The Borrower has the corporate power and authority and legal right to execute and deliver the Loan Documents and to perform its obligations thereunder. The execution and delivery by the Borrower of the Loan Documents and the performance of its obligations thereunder have been duly authorized by proper corporate proceedings, and the Loan Documents constitute legal, valid and binding obligations of the Borrower enforceable against the Borrower in accordance with their terms, except as enforceability may be limited by bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights generally.

     5.3. No Conflict; Government Consent. Neither the execution and delivery by the Borrower of the Loan Documents, nor the consummation of the transactions therein contemplated, nor compliance with the provisions thereof will violate any law, rule, regulation, order, writ, judgment, injunction, decree or award binding on the Borrower or any of its Subsidiaries or the Borrower's or any Subsidiary's articles of incorporation or by-laws or the provisions of any indenture, instrument or agreement to which the Borrower or any of its Subsidiaries is a party or is subject, or by which it, or its Property, is bound, or conflict with or constitute a default thereunder, or result in the creation or imposition of any Lien in, of or on the Property of the Borrower or a Subsidiary pursuant to the terms of any such indenture,





instrument or agreement. No order, consent, approval, license, authorization, or validation of, or filing, recording or registration with, or exemption by, or other action in respect of any governmental or public body or authority, or any subdivision thereof, is required to authorize, or is required in connection with the execution, delivery and performance of, or the legality, validity, binding effect or enforceability of, any of the Loan Documents.

     5.4. Financial Statements. The December 31, 1995 consolidated financial statements of the Borrower and its Subsidiaries heretofore delivered to the Lenders were prepared in accordance with GAAP in effect on the date such statements were prepared and fairly present the consolidated financial condition and operations of the Borrower and its Subsidiaries at such date and the consolidated results of operations for the period then ended.

     5.5. Material Adverse Change. Since December 31, 1995, there has been no change in the business, Property, prospects, condition (financial or otherwise) or results of operations of the Borrower and its Subsidiaries which could have a Material Adverse Effect, including, but not limited to, a change in the relationship between Big O and its franchisees which could have a Material Adverse Effect.

     5.6. Taxes. The Borrower and its Subsidiaries have filed all United States federal tax returns and all other tax returns which are required to be filed and which the failure to file would have a Material Adverse Effect, and have paid all taxes due pursuant to said returns or pursuant to any assessment received by the Borrower or any of its Subsidiaries, except such taxes, if any, as are being contested in good faith and as to which any adequate reserves have been provided in accordance with GAAP and as to which no Lien exists. As of the date of this Agreement, the United States income tax returns of the Borrower and its Subsidiaries have been audited by the Internal Revenue Service through the fiscal year ended December 31, 1991.
No tax liens have been filed which could have a Material Adverse Effect and no claims are being asserted with respect to any such taxes. To the best of Borrower's knowledge, the charges, accruals and reserves on the books of the Borrower and its Subsidiaries in respect of any taxes or other governmental charges are adequate.

     5.7. Litigation and Contingent Obligations. There is no litigation, arbitration, governmental investigation, proceeding or inquiry pending or, to the knowledge of any of their officers, threatened against or affecting the Borrower or any of its Subsidiaries which could have a Material Adverse Effect or which seeks to prevent, enjoin or delay the making of the Loans or Advances or issuance of Facility L/C's. The Borrower has no material contingent obligations not provided for or disclosed in the financial statements for the most recent period for which Borrower has then delivered financial statements to the Lenders pursuant to this Agreement.

     5.8. Subsidiaries. Schedule "1" hereto contains an accurate list of all Subsidiaries of the Borrower as of the date of this Agreement, setting forth their respective jurisdictions of incorporation and the percentage of their respective capital stock owned by the Borrower or other Subsidiaries. All of the issued and outstanding shares of capital stock of such





Subsidiaries have been duly authorized and issued and are fully paid and non-assessable.

     5.9. ERISA. The Unfunded Liabilities of all Single Employer Plans do not in the aggregate exceed $1,000,000. Neither the Borrower nor any other member of the Controlled Group has incurred, or is reasonably expected to incur, any withdrawal liability to Multiemployer Plans in excess of $1,000,000 in the aggregate. Each Plan complies in all material respects with all applicable requirements of law and regulations, noncompliance with which would have a Material Adverse Effect, no Reportable Event has occurred with respect to any Plan, neither the Borrower nor any other members of the Controlled Group has withdrawn from any Plan or initiated steps to do so, and no steps have been taken to reorganize or terminate any Plan, which withdrawal, reorganization or termination would have a Material Adverse Effect.

     5.10. Accuracy of Information.   At the time of its delivery to the
Administrative Agent or any Lender, no information, exhibit or report furnished by the Borrower or any of its Subsidiaries to the Administrative Agent or to any Lender in connection with the negotiation of, or compliance with, the Loan Documents contained any material misstatement of fact or omitted to state a material fact or any fact necessary to make the statements contained therein not misleading.

     5.11. Regulation U. Margin stock (as defined in Regulation U) constitutes less than 25% of those assets of the Borrower and its Subsidiaries which are subject to any limitation on sale, pledge, or other restriction hereunder.

     5.12. Material Agreements. Neither the Borrower nor any Subsidiary is a party to any agreement or instrument or subject to any charter or other corporate restriction which could have a Material Adverse Effect. Neither the Borrower nor any Subsidiary is in default in the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in (i) any agreement to which it is a party, which default could have a Material Adverse Effect or (ii) any agreement or instrument evidencing or governing Indebtedness, which default could have a Material Adverse Effect.

     5.13. Compliance With Laws. The Borrower and its Subsidiaries have complied with all applicable statutes, rules, regulations, orders and restrictions of any domestic or foreign government or any instrumentality or agency thereof, having jurisdiction over the conduct of their businesses or the ownership of their respective Property, the non-compliance with which might have a Material Adverse Effect.

     5.14. Ownership of Properties. Except as set forth on Schedule "2" hereto, on the date of this Agreement, the Borrower and its Subsidiaries will have good title, free of all Liens other than those permitted by Section 6.12, to all of the Property and assets reflected in the financial statements as owned by it.

     5.15.  Plan Assets; Prohibited Transactions.  The Borrower is not an
entity deemed to hold "plan assets" within the meaning of 29 C.F.R. e
2510.3-101 of an  employee benefit plan (as defined in Section 3(3) of ERISA)





which is subject to Title I of ERISA or any plan (within the meaning of Section 4975 of the Code); and neither the execution of this Agreement and the making of Loans hereunder give rise to a prohibited transaction within the meaning of Section 406 of ERISA or Section 4975 of the Code.

     5.16. Environmental Matters.   Neither the Borrower nor any Subsidiary
has received any notice to the effect that its operations are not in material compliance with any of the requirements of applicable Environmental Laws or are the subject of any federal or state investigation evaluating whether any remedial action is needed to respond to a release of any toxic or hazardous waste or substance into the environment, which non-compliance or remedial action could reasonably be expected to have a Material Adverse Effect.

     5.17. Investment Company Act. Neither the Borrower nor any Subsidiary thereof is an "investment company" or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

                              ARTICLE VI

                              COVENANTS

     During the term of this Agreement, unless the Required Lenders shall otherwise consent in writing:

     6.1. Financial Reporting. The Borrower will maintain, for itself and each Subsidiary, a system of accounting established and administered in accordance with generally accepted accounting principles, and furnish to the
Lenders:

           (i) Within 90 days after the close of each of its fiscal years, a copy of the Borrower's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") pursuant to the Securities Exchange Act of 1934 (the "34 Act") or, if Borrower's Form 10-K is not available, annual audited financial statements for itself and its consolidated Subsidiaries, including a balance sheet as of the end of such period, related profit and loss and reconciliation of surplus statements, and a statement of cash flows, which financial statements shall be included within an unqualified audit report certified by independent certified public accountants (the identity of such accountants to be acceptable to the Lenders), which statements shall be prepared in accordance with GAAP on a consolidated basis.

           (ii) Within 45 days after the close of the first three quarterly periods of each of its fiscal years, a copy of Borrower's Quarterly Report on Form 10-Q filed with the SEC pursuant to the 34 Act or, if Borrower's Form 10-Q is not available, for itself and its consolidated Subsidiaries, a consolidated unaudited balance sheet as at the close of each such period and consolidated profit and loss and reconciliation of surplus statements and a statement of cash flows for the period from the beginning of such fiscal year to the end of such quarter, all certified by its Vice President - Treasurer, or his designee.

           (iii) Together with the financial statements required hereunder, a compliance certificate in substantially the form of Exhibit "C" hereto signed





           by its Vice President - Treasurer, or his designee, showing the calculations necessary to determine compliance with this Agreement and stating that no Default or Unmatured Default exists, or if any Default or Unmatured Default exists, stating the nature and status thereof.

           (iv) If there are Unfunded Liabilities relating to any Single Employer Plan of the Borrower at the close of any fiscal year, a statement of the Unfunded Liabilities of such Single Employer Plan, certified as correct by an actuary enrolled under ERISA, within 270 days after the close of such fiscal year.

           (v) As soon as possible and in any event within 10 days after the Borrower knows that any Reportable Event has occurred with respect to any Single Employer Plan, a statement, signed by the Vice President - Treasurer of the Borrower, or his designee, describing said Reportable Event and the action which the Borrower proposes to take with respect thereto.

           (vi) As soon as possible and in any event within 10 days after receipt by the Borrower or any of its Subsidiaries, a copy of (a) any notice or claim to the effect that the Borrower or such Subsidiary is or may be liable to any Person as a result of the release by the Borrower or such Subsidiary or any other Person of any toxic or hazardous waste or substance into the environment, if such liability could have a Material Adverse Effect, and (b) any notice alleging any violation of any federal, state or local environmental, health or safety law or regulation by the Borrower or any of its Subsidiaries which could have a Material Adverse Effect.

           (vii) Promptly upon the furnishing hereof to the shareholders of the Borrower, copies of all financial statements, reports and proxy statements so furnished.

           (viii) Promptly upon the filing thereof, copies of all registration statements and annual, quarterly, monthly or other regular reports or financial statements which the Borrower or any Subsidiary files with the Securities and Exchange Commission.

           (ix) Such other information (including non-financial information) as the Administrative Agent or any Lender may from time to time reasonably request, including but not limited to all press releases concerning the Borrower.

     6.2. Use of Proceeds. The Borrower will, and will cause each Subsidiary to, (i) use the proceeds of the Advances for general corporate purposes, (ii) refinance and replace the Existing Credit Facilities and (iii) use the Facility L/C's for ordinary and customary business purposes. The Borrower will not, nor will it permit any Subsidiary to, use any of the proceeds of the Advances to purchase or carry any "margin stock" (as defined in Regulation U).

     6.3. Notice of Default. The Borrower will, and will cause each Subsidiary to, give prompt notice in writing to the Lenders of the occurrence of any Default or Unmatured Default and of any other development, financial or otherwise, which could have a Material Adverse Effect.





     6.4. Conduct of Business. The Borrower will, and will cause each Subsidiary to, carry on and conduct its business in the same general manner and in the same general fields of enterprise as it is presently conducted and to do all things necessary to remain duly incorporated, validly existing and in good standing as a domestic corporation in its jurisdiction of incorporation and maintain all requisite authority to conduct its business in each jurisdiction in which its business is conducted and in which the failure to maintain such authority could have a Material Adverse Effect.

     6.5. Taxes. The Borrower will, and will cause each Subsidiary to, timely file complete and correct United States federal and applicable foreign, state and local tax returns required by law, which the failure to so file could have a Material Adverse Effect, and pay when due all taxes, assessments and governmental charges and levies upon it or its income, profits or Property, which the failure to pay could have a Material Adverse Effect, except those which are being contested in good faith by appropriate proceedings and with respect to which any adequate reserves have been set aside in accordance with GAAP.

     6.6. Insurance. The Borrower will, and will cause each Subsidiary to, maintain with financially sound and reputable insurance companies insurance on all their Property in such amounts and covering such risks as is consistent with sound business practice, and the Borrower will furnish to any Lender upon request full information as to the insurance carried.

     6.7. Compliance with Laws. The Borrower will, and will cause each Subsidiary to, comply with all laws, rules, regulations, orders, writs, judgments, injunctions, decrees or awards to which it may be subject and noncompliance with which could have a Material Adverse Effect.

     6.8. Environmental Covenant. (a) The Borrower will, and will cause each of its Subsidiaries to use and operate all of its facilities and Property in material compliance with all Environmental Laws, noncompliance with which could have a Material Adverse Effect, keep all necessary permits, approvals, certificates and licenses in effect and remain in material compliance therewith, if failure to keep or comply therewith could have a Material Adverse Effect, and handle all Hazardous Materials in material compliance with all applicable Environmental Laws, noncompliance with which could have a Material Adverse Effect, and provide such information and certifications as the Administrative Agent or any Lender may reasonably request from time to time to insure compliance with this Section 6.8.

     6.9. Maintenance of Properties. The Borrower will, and will cause each Subsidiary to, do all things necessary to maintain, preserve, protect and keep its Property in good repair, working order and condition, normal wear and tear excepted, and make all necessary and proper repairs, renewals and replacements so that its business carried on in connection therewith may be properly conducted at all times.

     6.10. Inspection. The Borrower will, and will cause each Subsidiary to, permit the Administrative Agent and the Lenders, by their respective representatives and agents, to inspect any of the Property, corporate books and financial records of the Borrower and each Subsidiary, to examine and make copies of the books of accounts and other financial records of the





Borrower and each Subsidiary, and to discuss the affairs, finances and accounts of the Borrower and each Subsidiary with, and to be advised as to the same by, their respective officers at such reasonable times and intervals as the Lenders may designate.

     6.11. Dividends. The Borrower will not, nor will it permit any Subsidiary to, redeem, repurchase or otherwise acquire or retire any of its capital stock, except as provided for in Section 6.23, at any time outstanding, and the Borrower will not permit any Subsidiary to declare or pay any dividends except that any Subsidiary may declare and pay dividends to the Borrower or to a Wholly-Owned Subsidiary.

     6.12. Merger. The Borrower will not, nor will it permit any Subsidiary to, merge or consolidate with or into any other Person, except that a Subsidiary may merge with the Borrower or a Wholly-Owned Subsidiary, provided that the Borrower or a Wholly-Owned Subsidiary is the surviving corporation in any such merger or consolidation.

     6.13. Indebtedness. The Borrower will not, nor will it permit any Subsidiary to, create, incur or suffer to exist any Indebtedness, except:

               (i)   The Loans.

               (ii)  Indebtedness existing under the Short Term Credit
               Agreement.

               (iii) Indebtedness existing on the date hereof and described in Schedule "2" hereto.

               (iv) Indebtedness incurred with respect to the Private Placement.

               (v) Indebtedness not otherwise permitted by this Section 6.13 not exceeding (as to the Borrower and all its Subsidiaries) a sum equal to 5% of Consolidated Net Worth in aggregate principal amount at any one time outstanding.

     6.14. Sale of Assets. The Borrower will not, nor will it permit any Subsidiary to, lease, sell or otherwise dispose of its Property, to any other Person except for (i) sales of inventory in the ordinary course of business and sale of Big O retail stores to Big O franchisees in the ordinary course of business, (ii) leases, sales or other dispositions of its Property that, together will all other Property of the Borrower and its Subsidiaries previously leased, sold or disposed of (other than inventory or retail stores in the ordinary course of business) as permitted by this Section during the twelve-month period ending with the month in which any such lease, sale or other disposition occurs, do not constitute a Substantial Portion of the Property of the Borrower and its Subsidiaries, and (iii) the sale of the assets or stock of Battery Associates, Inc. and Northern States Tire, Inc.

     6.15. Liens. The Borrower will not, nor will it permit or suffer any Subsidiary to, create, incur, or suffer to exist any Lien in, of or on the property of the Borrower or any of its Subsidiaries, except:

               (i) Liens for taxes, assessments or governmental charges or levies on its Property if the same shall not at the time be delinquent or thereafter





               can be paid without penalty, or are being contested in good faith and by appropriate proceedings and for which any adequate reserves in accordance with generally accepted principles of accounting shall have been set aside on its books.

               (ii) Liens imposed by law, such as carriers', warehousemen's and mechanics' liens and other similar liens arising in the ordinary course of business which secure payment of obligations not more than 60 days past due or which are being contested in good faith by appropriate proceedings and for which any adequate reserves shall have been set aside on its books.

               (iii) Liens arising out of pledges or deposits under worker's compensation laws, unemployment insurance, old age pensions, or other social security or retirement benefits, or similar legislation.

               (iv) Utility easements, building restrictions and such other encumbrances or charges against real Property as are of a nature generally existing with respect to properties of a similar character and which do not in any material way affect the marketability of the same or interfere with the use thereof in the business of the Borrower or its Subsidiaries.

               (v) Liens on the capital stock, partnership interest, or other evidence of ownership of any Subsidiary or such Subsidiary's assets that secure project financing for such Subsidiary.

               (vi) Purchase money Liens upon or in Property now owned or hereafter acquired in the ordinary course of business (consistent with the Borrower's business practices) to secure (A) the purchase price of such Property or (B) Indebtedness incurred solely for the purpose of financing the acquisition, construction, or improvement of any such Property to be subject to such Liens, or Liens existing on any such Property at the time of acquisition, or extensions, renewals, or replacements of any of the foregoing for the same or a lesser amount; provided that no such Lien shall extend to or cover any Property other than the Property being acquired, constructed, or improved and replacements, modifications, and proceeds of such Property, and no such extension, renewal, or replacement shall extend to or cover any Property not theretofore subject to the Lien being extended, renewed, or replaced, and provided further that the aggregate amount of new purchase money Liens arising in any fiscal year of Borrower shall not exceed the principal amount of $3,000,000.

               (vii) Liens existing on the date hereof and described in Schedule "2" hereto.

     6.16. Affiliates. The Borrower will not, and will not permit any Subsidiary to, enter into any transaction (including, without limitation, the purchase or sale of any Property or service) with, or make any payment or transfer to, any Affiliate except in the ordinary course of business and pursuant to the reasonable requirements of the Borrower's or such Subsidiary's business and upon fair and reasonable terms no less favorable to the Borrower or such Subsidiary than the Borrower or such Subsidiary would obtain in a comparable arms-length transaction, provided that the foregoing shall not apply to transactions (i) between the Borrower and any Wholly-Owned Subsidiary; or (ii) if such transactions occur in the ordinary course of





business consistent with past practices of the Borrower and/or the Subsidiary, transactions between the Borrower or any Wholly-Owned Subsidiary and TBC de Mexico or TBC Worldwide or transactions between Big O and any joint venture established by Big O in the ordinary course of business.

     6.17 Contingent Obligations and Investments. The Borrower will not, and will not permit any Subsidiary to, incur or permit to exist any Contingent Obligations, or make or permit to exist Investments to or in any other Person or instrument, except for:

           (i) the endorsement, in the ordinary course of collection, of instruments payable to it or to its order, or employee advances in the ordinary course of business;

           (ii) Contingent Obligations, if after giving effect to the incurrence of such Contingent Obligations, the aggregate of all such Contingent Obligations of the Borrower and its Subsidiaries on a consolidated basis does not exceed 5% of Consolidated Tangible Net Worth, provided that any Intercompany Contingent Obligation shall be permitted regardless of the restriction imposed by this Section 6.17 (ii).

           (iii) investment grade Investments;

           (iv) Investments in an amount which, when computed in an aggregate amount for the Borrower and its Subsidiaries, shall not exceed 10% of Consolidated Tangible Net Worth at any one time outstanding;

           (v) loans or advances by the Borrower to any Subsidiary, by any Subsidiary to the Borrower and by any Subsidiary to any other Subsidiary, and equity interests of the Borrower or any Subsidiary in any Subsidiary;

           (vi) existing Contingent Obligations and Investments listed on Schedule "4" hereto;

           (vii) extended payment terms granted to, and evidenced by notes payable of, customers of the Borrower or any Subsidiary, provided that such customers are not Affiliates of the Borrower and that the aggregate amount of all such Investments permitted pursuant to this clause (vii) shall not exceed $3,000,000 at any time outstanding.

           (viii) nothwithstanding Section 6.17(ii) above, Big O shall be permitted to incur or permit to exist Contingent Obligations on behalf of its franchisees, inclusive of those existing Contingent Obligations of Big O listed on Schedule "4" hereto, in an amount not to exceed $24,000,000.

     6.18. Consolidated Tangible Net Worth.  The Borrower will maintain at all times a Consolidated Tangible Net Worth of not less than the greater of
(i) $65,000,000, or (ii) Consolidated Tangible Net Worth on completion of the
Big O Acquisition, less $3,000,000, but not greater than $70,000,000, plus
50% of the Borrower's Consolidated Net Income (without giving effect to any losses) for each fiscal year of the Borrower ending on or after December 31,
1996.  For the sole purpose of calculating the Consolidated Tangible Net
Worth covenant herein, repurchases by the Borrower of its capital stock shall





not be subtracted from the computation of Consolidated Tangible Net Worth only to the extent of $5,000,000 in repurchases annually.

     6.19  Funded Indebtedness.  The Borrower will not permit the ratio of
(i) Consolidated Funded Indebtedness to (ii) EBITDA to be greater than 3.5 to
1.0 at any time (measured at the end of each fiscal quarter for the then-most recently ended four fiscal quarters). Compliance shall be demonstrated on a pro forma basis until such time as Big O's results shall have been included in Borrower's consolidated financial statements for four fiscal quarters.

     6.20 Fixed Charge Coverage Ratio. The Borrower will not permit the Fixed Charge Coverage Ratio (measured at the end of each fiscal quarter for the then-most recently ended four fiscal quarters) to be less than 2.25 to
1.00. Compliance shall be demonstrated on a pro forma basis until such time as Big O's results shall have been included in Borrower's consolidated financial statements for four fiscal quarters.

     6.21 Capital Expenditures. The Borrower shall not and shall not permit any Subsidiary to make any Capital Expenditures that would cause the combined Capital Expenditures of the Borrower and its Subsidiaries to exceed $10,000,000 during any fiscal year of the Borrower.

     6.22 Retail Stores Under Development. The Borrower shall not at any time, on a consolidated basis, have in excess of $20,000,000 allocated to Retail Stores Under Development on its balance sheet.

     6.23 Stock Repurchase. The Borrower shall not repurchase its capital stock during any fiscal year of the Borrower in an aggregate amount in excess of $5,000,000.

     6.24 Employee Benefit Plans. The Borrower will properly conduct, and cause each Subsidiary to properly conduct, each Single Employer Plan as to which it may have any liability in compliance with all applicable requirements of law and regulations, noncompliance with which could have a Material Adverse Effect.

     6.25 Other Agreements. The Borrower will not, and will not permit any Subsidiary to, enter into any agreement containing any provision which would be violated or breached by the performance of its obligations hereunder or under any instrument or document delivered or to be delivered by it hereunder or in connection with the transactions contemplated hereby.

                                ARTICLE VII

                                 DEFAULTS

     The occurrence of any one or more of the following events shall constitute a Default:

     7.1.  Any representation or warranty made or deemed made by or on behalf of the Borrower or any of its Subsidiaries to the Lenders or the
Administrative Agent under or in connection with this Agreement, any Loan, or any certificate or information delivered in connection with this Agreement or





any other Loan Document shall be materially false on the date as of which made.

     7.2. Nonpayment of principal of any Note when due, or nonpayment of interest upon any Note or of any commitment fee or other obligations under any of the Loan Documents within five days after the same becomes due.

     7.3. Failure of the Borrower or any of its Subsidiaries to perform or observe any agreement contained in Article VI and either (i) such failure is not remedied within two Business Days after any Authorized Officer obtains knowledge thereof or (ii) within such two day period, the Required Lenders give the Borrower notice that such failure constitutes a Default hereunder.

     7.4. The breach by the Borrower (other than a breach which constitutes a Default under Section 7.1, 7.2 or 7.3) of any of the terms or provisions of this Agreement which is not remedied within thirty (30) days after the earlier to occur of (i) the date the Borrower shall have obtained knowledge thereof and (ii) written notice thereof to the Borrower from the Administrative Agent or any Lender.

     7.5. Failure of the Borrower or any of its Subsidiaries to pay when due any Indebtedness aggregating in excess of $2,000,000 ("Material Indebtedness"); or the default by the Borrower or any of its Subsidiaries in the performance of any term, provision or condition contained in any agreement under which any such Material Indebtedness was created or is governed, or any other event shall occur or condition exist, the effect of which is to cause, or to permit the holder or holders of such Material Indebtedness to cause, such Material Indebtedness to become due prior to its stated maturity; or any Material Indebtedness of the Borrower or any of its Subsidiaries shall be declared to be due and payable or required to be prepaid or repurchased (other than by a regularly scheduled payment) prior to the stated maturity thereof; or the Borrower or any of its Subsidiaries shall not pay, or admit in writing its inability to pay, its debts generally as they become due.

     7.6. The Borrower or any of its Subsidiaries shall (i) have an order for relief entered with respect to it under the Federal bankruptcy laws as now or hereafter in effect, (ii) make an assignment for the benefit of creditors, (iii) apply for, seek, consent to, or acquiesce in, the appointment of a receiver, custodian, trustee, examiner, liquidator or similar official for it or any Substantial Portion of its Property, (iv) institute any proceeding seeking an order for relief under the Federal bankruptcy laws as now or hereafter in effect or seeking to adjudicate it a bankrupt or insolvent, or seeking dissolution, winding up, liquidation, reorganization, arrangement, adjustment or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors or fail to file an answer or other pleading denying the material allegations of any such proceeding filed against it, (v) take any corporate action to authorize or effect any of the foregoing actions set forth in this
Section 7.6 or (vi) fail to contest in good faith any appointment or proceeding described in Section 7.7.

     7.7.  Without the application, approval or consent of the Borrower or any of its Subsidiaries, a receiver, trustee, examiner, liquidator or similar





official shall be appointed for the Borrower or any of its Subsidiaries or any Substantial Portion of its Property, or a proceeding described in Section 7.6(iv) shall be instituted against the Borrower or any of its Subsidiaries and such appointment continues undischarged or such proceeding continues undismissed or unstayed for a period of 30 consecutive days.

     7.8. Any court, government or governmental agency shall condemn, seize or otherwise appropriate, or take custody or control of (each a "Condemnation"), all or any portion of the Property of the Borrower and its Subsidiaries which, when taken together with all other Property of the Borrower and its Subsidiaries so condemned, seized, appropriated, or taken custody or control of, during the twelve-month period ending with the month in which any such Condemnation occurs, constitutes a Substantial Portion.

     7.9. The Borrower or any of its Subsidiaries shall fail within 30 days to pay, bond or otherwise discharge any judgment or order for the payment of money in excess of $3,000,000, which is not stayed on appeal or otherwise being appropriately contested in good faith.

     7.10. The Unfunded Liabilities of all Plans shall exceed in the aggregate an amount the payment of which could reasonably be expected to have a Material Adverse Effect or any Reportable Event shall occur in connection with any Plan.

     7.11 The Borrower or any other member of the Controlled Group shall have been notified by the sponsor of a Multiemployer Plan that it has incurred withdrawal liability to such Multiemployer Plan in an amount which, when aggregated with all other amounts required to be paid to Multiemployer Plans by the Borrower or any other member of the Controlled Group as withdrawal liability (determined as of the date of such notification), exceeds an amount, or requires payments exceeding an amount per annum, the payment of which in either case could reasonably be expected to have a Material Adverse Effect.

     7.12. The Borrower or any other member of the Controlled Group shall have been notified by the sponsor of a Multiemployer Plan that such Multiemployer Plan is in reorganization or is being terminated, within the meaning of Title IV of ERISA, if as a result of such reorganization or termination the aggregate annual contributions of the Borrower and the other members of the Controlled Group (taken as a whole) to all Multiemployer Plans which are then in reorganization or being terminated have been or will be increased over the amounts contributed to such Multiemployer Plans for the respective plan years of each such Multiemployer Plan immediately preceding the plan year in which the reorganization or termination occurs by an amount the payment of which could reasonably be expected to have a Material Adverse Effect on the business, financial condition, or results of operations of the Borrower and its Subsidiaries taken as a whole.

     7.13. The Borrower or any of its Subsidiaries shall be the subject of any proceeding or investigation pertaining to the release by the Borrower or any of its Subsidiaries, or any other Person of any Hazardous Material into the environment, or any violation of Environmental Law, which, in either case, could reasonably be expected to have a Material Adverse Effect.





     7.14. Any Change in Control shall occur.

     7.15. The representations and warranties set forth in "Section 5.15 Plan Assets; Prohibited Transactions" shall at any time not be true and correct.

     7.16 Any of the Guaranties shall fail to remain in full force or effect or any action shall be taken to discontinue or to assert the invalidity or unenforceability of the Guaranties.


                                ARTICLE VIII

                ACCELERATION, WAIVERS, AMENDMENTS AND REMEDIES

     8.1. Acceleration. If any Default described in Section 7.6 or 7.7 occurs with respect to the Borrower, the obligations of the Lenders to make Loans and the obligation of the Issuing Lender to issue Facility L/C's hereunder shall automatically terminate and the Obligations shall immediately become due and payable without any election or action on the part of the Administrative Agent or any Lender. If any other Default occurs, and is then continuing, the Required Lenders (or the Administrative Agent with the consent of the Required Lenders) may terminate or suspend the obligations of the Lenders to make Loans and the obligation of the Issuing Lender to issue Facility L/C's hereunder, or declare the Obligations to be due and payable, or both, whereupon the Obligations shall become immediately due and payable, without presentment, demand, protest or notice of any kind, all of which the Borrower hereby expressly waives. In addition to the foregoing following the occurrence and during the continuance of a Default, so long as any Facility Letter of Credit has not been fully drawn and has not been cancelled or expired by its terms, upon demand by the Administrative Agent the Borrower shall deposit in the Letter of Credit Collateral Account cash in an amount equal to the aggregate undrawn face amount of all outstanding Facility Letters of Credit and all fees and other amounts due or which may become due with respect thereto. The Borrower shall have no control over funds in the Letter of Credit Collateral Account, which funds shall be invested by the Administrative Agent from time to time in its discretion in certificates of deposit of NBD having a maturity not exceeding thirty days, so long as the Borrower has provided the Administrative Agent with such documents as the Administrative Agent shall have requested in order to perfect a security interest in such certificates of deposit. Such funds shall be promptly applied by the Administrative Agent to reimburse the Issuing Lender for drafts drawn from time to time under the Facility Letters of Credit. Such funds, if any, remaining in the Letter of Credit Collateral Account following the payment of all Obligations in full shall, unless the Administrative Agent is otherwise directed by a court of competent jurisdiction, be promptly paid over to the Borrower.

     If, within 14 days after acceleration of the maturity of the Obligations or termination of the obligations of the Lenders to make Loans and the obligation of the Issuing Lender to issue Facility L/C's hereunder as a result of any Default (other than any Default as described in Section 7.6 or 7.7 with respect to the Borrower) and before any judgment or decree for the payment of the Obligations due shall have been obtained or entered, the Required Lenders (in their sole discretion) shall so direct, the





Administrative Agent shall, by notice to the Borrower, rescind and annul such acceleration and/or termination.

     8.2. Amendments. Subject to the provisions of this Article VIII, the Required Lenders (or the Administrative Agent with the consent in writing of the Required Lenders) and the Borrower may enter into agreements supplemental hereto for the purpose of adding or modifying any provisions to the Loan Documents or changing in any manner the rights of the Lenders or the Borrower hereunder or waiving any Default hereunder; provided, however, that no such supplemental agreement shall, without the consent of each Lender affected thereby:

           (i) Extend the final maturity of any Loan or Note or the expiration date of any Facility L/C or the due date of any Unreimbursed Drawing or forgive all or any portion of the principal amount thereof, or reduce the rate or extend the time of payment of interest or fees thereon.

           (ii) Reduce the percentage specified in the definition of Required Lenders.

           (iii) Extend the Termination Date, or increase the amount of the Commitment of any Lender hereunder, or permit the Borrower to assign its rights under this Agreement.

           (iv)  Amend this Section 8.2.

           (v)   Release any Guarantor from its obligations under its Guaranty.

No amendment of any provision of this Agreement relating to the Administrative Agent shall be effective without the written consent of the Administrative Agent. The Administrative Agent may waive payment of the fee required under Section 12.3.2 without obtaining the consent of any other party to this Agreement.

     8.3. Preservation of Rights. No delay or omission of the Lenders or the Administrative Agent to exercise any right under the Loan Documents shall impair such right or be construed to be a waiver of any Default or an acquiescence therein, and the making of a Loan or issuance of a Facility L/C notwithstanding the existence of a Default or the inability of the Borrower to satisfy the conditions precedent to such Loan shall not constitute any waiver or acquiescence. Any single or partial exercise of any such right shall not preclude other or further exercise thereof or the exercise of any other right, and no waiver, amendment or other variation of the terms, conditions or provisions of the Loan Documents whatsoever shall be valid unless in writing signed by the Lenders required pursuant to Section 8.2, and then only to the extent in such writing specifically set forth. All remedies contained in the Loan Documents or by law afforded shall be cumulative and all shall be available to the Administrative Agent and the Lenders until the Obligations have been paid in full.


                                ARTICLE IX

                           GENERAL PROVISIONS





     9.1. Survival of Representations. All representations and warranties of the Borrower contained in this Agreement shall survive delivery of the Notes and the making of the Loans and issuance of Facility L/C's herein contemplated.

     9.2. Governmental Regulation. Anything contained in this Agreement to the contrary notwithstanding, no Lender shall be obligated to extend credit to the Borrower in violation of any limitation or prohibition provided by any applicable statute or regulation.

     9.3. Taxes. Any taxes (excluding income taxes on the overall net income of any Lender) or other similar assessments or charges made by any governmental or revenue authority in respect of the Loan Documents shall be paid by the Borrower, together with interest and penalties, if any.

     9.4. Headings. Section headings in the Loan Documents are for convenience of reference only, and shall not govern the interpretation of any of the provisions of the Loan Documents.

     9.5. Entire Agreement. The Loan Documents and the Short Term Credit Agreement embody the entire agreement and understanding among the Borrower, the Administrative Agent and the Lenders and supersede all prior agreements and understandings among the Borrower, the Administrative Agent and the Lenders relating to the subject matter thereof.

     9.6. Several Obligations; Benefits of this Agreement. The respective obligations of the Lenders hereunder are several and not joint and no Lender shall be the partner or administrative agent of any other (except to the extent to which the Administrative Agent is authorized to act as such). The failure of any Lender to perform any of its obligations hereunder shall not relieve any other Lender from any of its obligations hereunder. This Agreement shall not be construed so as to confer any right or benefit upon any Person other than the parties to this Agreement and their respective successors and assigns.

     9.7. Expenses; Indemnification. The Borrower shall reimburse the Administrative Agent and the Co-Agent for any costs, and out-of-pocket expenses (including outside attorneys' fees and time charges of attorneys for the Co-Agent, which attorneys may be employees of the Co-Agent) paid or incurred by the Administrative Agent and the Co-Agent in connection with the preparation, negotiation, execution and delivery, of the Loan Documents, up to an aggregate amount which, when added to such expenses incurred in connection with the Short Term Credit Agreement does not exceed $20,000. The Borrower also agrees to reimburse the Administrative Agent and the Lenders for any costs, internal charges and out-of-pocket expenses (including attorneys' fees and time charges of attorneys for the Administrative Agent and the Lenders, which attorneys may be employees of the Administrative Agent or the Lenders) paid or incurred by the Administrative Agent or any Lender in connection with the amendment, modification, administration, collection and enforcement of the Loan Documents. The Borrower further agrees to indemnify the Administrative Agent, the Co-Agent, and each Lender, its directors, officers and employees against all losses, claims, damages, penalties, judgments, liabilities and expenses (including, without limitation, all expenses of litigation or preparation therefor whether or not the





Administrative Agent, the Co-Agent, or any Lender is a party thereto) which any of them may pay or incur arising out of or relating to this Agreement, the other Loan Documents, the transactions contemplated hereby or the direct or indirect application or proposed application of the proceeds of any Loan hereunder except to the extent that they are determined by a court of competent jurisdiction in a final and non-appealable order to have resulted from the gross negligence or willful misconduct of the party seeking indemnification and except that the foregoing indemnity shall not extend to any claim asserted by Borrower against any Lender or the Administrative Agent
for breach of its obligations as allowed under this Agreement.   The
obligations of the Borrower under this Section shall survive the termination of this Agreement.

     9.8. Numbers of Documents. All statements, notices, closing documents, and requests hereunder shall be furnished to the Administrative Agent with sufficient counterparts so that the Administrative Agent may furnish one to each of the Lenders.

     9.9. Accounting. Except as provided to the contrary herein, all accounting terms used herein shall be interpreted and all accounting determinations hereunder shall be made in accordance with GAAP.

     9.10. Severability of Provisions. Any provision in any Loan Document that is held to be inoperative, unenforceable, or invalid in any jurisdiction shall, as to that jurisdiction, be inoperative, unenforceable, or invalid without affecting the remaining provisions in that jurisdiction or the operation, enforceability, or validity of that provision in any other jurisdiction, and to this end the provisions of all Loan Documents are declared to be severable.

     9.11. Nonliability of Lenders. The relationship between the Borrower and the Lenders and the Administrative Agent shall be solely that of borrower and lender. Neither the Administrative Agent nor any Lender shall have any fiduciary responsibilities to the Borrower. Neither the Administrative Agent nor any Lender undertakes any responsibility to the Borrower to review or inform the Borrower of any matter in connection with any phase of the Borrower's business or operations. The Borrower agrees that neither the Administrative Agent nor any Lender shall have liability to the Borrower (whether sounding in tort, contract or otherwise) for losses suffered by the Borrower in connection with, arising out of, or in any way related to, the transactions contemplated and the relationship established by the Loan Documents, or any act, omission or event occurring in connection therewith, unless it is determined by a court of competent jurisdiction in a final and non-appealable order that such losses resulted from the gross negligence or willful misconduct of the party from which recovery is sought. Neither the Administrative Agent nor any Lender shall have any liability with respect to, and the Borrower hereby waives, releases and agrees not to sue for, any special, indirect or consequential damages suffered by the Borrower in connection with, arising out of, or in any way related to the Loan Documents or the transactions contemplated thereby.

     9.12. Confidentiality. Each Lender agrees to hold any confidential information which it may receive from the Borrower pursuant to this Agreement in confidence, except for disclosure (i) to its Affiliates and to other





Lenders and their respective Affiliates, (ii) to legal counsel, accountants, and other professional advisors to that Lender or to a Transferee, (iii) to regulatory officials, (iv) to any Person as requested pursuant to or as required by law, regulation, or legal process, (v) to any Person in connection with any legal proceeding to which that Lender is a party, and
(vi) permitted by Section 12.4.

     9.13. Nonreliance. Each Lender hereby represents that it is not relying on or looking to any margin stock (as defined in Regulation U of the Board of Governors of the Federal Reserve System) for the repayment of the Loans provided for herein.

                                  ARTICLE X

                         THE  ADMINISTRATIVE AGENT

     10.1. Appointment; Nature of Relationship. First Tennessee Bank is hereby appointed by the Lenders as the Administrative Agent and NBD Bank as the Co-Agent hereunder and under each other Loan Document, and each of the Lenders irrevocably authorizes the Administrative Agent and the Co-Agent to act as the contractual representatives of such Lender with the rights and duties expressly set forth herein and in the other Loan Documents. The Administrative Agent and the Co-Agent agree to act as such contractual representative upon the express conditions contained in this Article X. Notwithstanding the use of the defined term "Administrative Agent" and "Co-Agent," it is expressly understood and agreed that the Administrative Agent and the Co-Agent shall not have any fiduciary responsibilities to any Lender by reason of this Agreement or any other Loan Document and that the Administrative Agent and the Co-Agent are merely acting as the representatives of the Lenders with only those duties as are expressly set forth in this Agreement and the other Loan Documents. In its capacity as the Lenders' contractual representative, the Administrative Agent and the Co-Agent (i) do not hereby assume any fiduciary duties to any of the Lenders,
(ii) are a "representative" of the Lenders within the meaning of Section 9-105 of the Uniform Commercial Code and (iii) are acting as an independent contractor, the rights and duties of which are limited to those expressly set forth in this Agreement and the other Loan Documents. Each of the Lenders hereby agrees to assert no claim against the Administrative Agent and the Co-Agent on any agency theory or any other theory of liability for breach of fiduciary duty, all of which claims each Lender hereby waives.

     10.2. Powers. The Administrative Agent and the Co-Agent shall have and may exercise such powers under the Loan Documents as are specifically delegated to the Administrative Agent and the Co-Agent by the terms of each thereof, together with such powers as are reasonably incidental thereto. The Administrative Agent and the Co-Agent shall have no implied duties to the Lenders, or any obligation to the Lenders to take any action thereunder except any action specifically provided by the Loan Documents to be taken by the Administrative Agent and the Co-Agent.

     10.3. General Immunity.  Neither the Administrative Agent nor the
Co-Agent nor any of its directors, officers, agents or employees shall be liable to the Borrower, the Lenders or any Lender for any action taken or omitted to be taken by it or them hereunder or under any other Loan Document





or in connection herewith or therewith except for its or their own gross negligence or willful misconduct.

     10.4. No Responsibility for Loans, Recitals, etc. Neither the Administrative Agent nor the Co-Agent nor any of its directors, officers, agents or employees shall be responsible for or have any duty to ascertain, inquire into, or verify (i) any statement, warranty or representation made in connection with any Loan Document or any borrowing hereunder; (ii) the performance or observance of any of the covenants or agreements of any obligor under any Loan Document, including, without limitation, any agreement by an obligor to furnish information directly to each Lender; (iii) the satisfaction of any condition specified in Article IV, except receipt of items required to be delivered to the Administrative Agent and the Co-Agent;
(iv) the validity, enforceability, effectiveness, sufficiency or genuineness of any Loan Document or any other instrument or writing furnished in connection therewith; or (v) the value, sufficiency, creation, perfection or priority of any interest in any collateral security. The Administrative Agent and the Co-Agent shall have no duty to disclose to the Lenders, unless requested, information that is not required to be furnished by the Borrower to the Administrative Agent and the Co-Agent at such time, but is voluntarily furnished by the Borrower to the Administrative Agent, or the Co-Agent (either in their capacity as Administrative Agent or Co-Agent or in their individual capacity).

     10.5. Action on Instructions of Lenders. The Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder and under any other Loan Document in accordance with written instructions signed by the Required Lenders, and such instructions and any action taken or failure to act pursuant thereto shall be binding on all of the Lenders and on all holders of Notes. The Lenders hereby acknowledge that the Administrative Agent shall be under no duty to take any discretionary action permitted to be taken by it pursuant to the provisions of this Agreement or any other Loan Document unless it shall be requested in writing to do so by the Required Lenders. The Administrative Agent shall be fully justified in failing or refusing to take any action hereunder and under any other Loan Document unless it shall first be indemnified to its satisfaction by the Lenders pro rata against any and all liability, cost and expense that it may incur by reason of taking or continuing to take any such action.

     10.6. Employment of Agents and Counsel. The Administrative Agent and the Co-Agent may execute any of their duties as Administrative Agent and Co-Agent hereunder and under any other Loan Document by or through employees, agents, and attorneys-in-fact and shall not be answerable to the Lenders, except as to money or securities received by it or its authorized agents, for the default or misconduct of any such agents or attorneys-in-fact selected by it with reasonable care. The Administrative Agent and the Co-Agent shall be entitled to advice of counsel concerning all matters pertaining to the agency hereby created and its duties hereunder and under any other Loan Document.

     10.7. Reliance on Documents; Counsel. The Administrative Agent and the Co-Agent shall be entitled to rely upon any Note, notice, consent, certificate, affidavit, letter, telegram, statement, paper or document believed by it to be genuine and correct and to have been signed or sent by the proper person or persons, and, in respect to legal matters, upon the





opinion of counsel selected by the Administrative Agent or the Co-Agent, which counsel may be employees of the Administrative Agent or the Co-Agent.

     10.8. Administrative Agent's Reimbursement and Indemnification. The Lenders agree to reimburse and indemnify the Administrative Agent and the Co-Agent ratably in proportion to their respective Commitments (or, if the Commitments have been terminated, in proportion to their Commitments immediately prior to such termination) (i) for any amounts not reimbursed by the Borrower for which the Administrative Agent or the Co-Agent is entitled to reimbursement by the Borrower under the Loan Documents, (ii) for any other reasonable expenses incurred by the Administrative Agent and the Co-Agent on behalf of the Lenders, in connection with the preparation, execution, delivery, administration and enforcement of the Loan Documents and (iii) for any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever which may be imposed on, incurred by or asserted against the Administrative Agent and the Co-Agent in any way relating to or arising out of the Loan Documents or any other document delivered in connection therewith or the transactions contemplated thereby, or the enforcement of any of the terms thereof or of any such other documents, provided that no Lender shall be liable for any of the foregoing to the extent they arise from the gross negligence or willful misconduct of the Administrative Agent or the Co-Agent. The obligations of the Lenders under this Section 10.8 shall survive payment of the Obligations and termination of this Agreement.

     10.9. Notice of Default. The Administrative Agent and the Co-Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Unmatured Default hereunder unless the Administrative Agent or the Co-Agent has received written notice from a Lender or the Borrower referring to this Agreement describing such Default or Unmatured Default and stating that such notice is a "notice of default". In the event that the Administrative Agent or the Co-Agent receives such a notice, the Administrative Agent or the Co-Agent shall give prompt notice thereof to the Lenders.

     10.10. Rights as a Lender. In the event the Administrative Agent or the Co-Agent is a Lender, the Administrative Agent and the Co-Agent shall have the same rights and powers hereunder and under any other Loan Document as any Lender and may exercise the same as though it were not the Administrative Agent or the Co-Agent, and the term "Lender" or "Lenders" shall, at any time when the Administrative Agent or Co-Agent is a Lender, unless the context otherwise indicates, include the Administrative Agent and the Co-Agent in its individual capacity. The Administrative Agent and the Co-Agent may accept deposits from, lend money to, and generally engage in any kind of trust, debt, equity or other transaction, in addition to those contemplated by this Agreement or any other Loan Document, with the Borrower or any of its Subsidiaries in which the Borrower or such Subsidiary is not restricted hereby from engaging with any other Person.

     10.11. Lender Credit Decision. Each Lender acknowledges that it has, independently and without reliance upon the Administrative Agent or the Co-Agent or any other Lender and based on the financial statements prepared by the Borrower and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this





Agreement and the other Loan Documents. Each Lender also acknowledges that it will, independently and without reliance upon the Administrative Agent or the Co-Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement and the other Loan Documents.

     10.12. Successor Administrative Agent. The Administrative Agent may resign at any time by giving written notice thereof to the Lenders and the Borrower, or be removed by the Required Lenders, such resignation or removal to be effective upon the appointment of a successor Administrative Agent or, if no successor Administrative Agent has been appointed, forty-five days after the retiring or removed Administrative Agent gives notice of its intention to resign or is removed. Upon any such resignation or removal the Required Lenders shall have the right to appoint, on behalf of the Borrower and the Lenders and with the consent of the Borrower (which shall not be unreasonably withheld), a successor Administrative Agent. If the Administrative Agent has resigned or been removed and no successor Administrative Agent has been appointed, the Lenders may perform all the duties of the Administrative Agent hereunder and the Borrower shall make all payments in respect of the Obligations to the applicable Lender and for all other purposes shall deal directly with the Lenders. No successor Administrative Agent shall be deemed to be appointed hereunder until such successor Administrative Agent has accepted the appointment. Any such successor Administrative Agent shall be a commercial bank having capital and retained earnings of at least $50,000,000. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor Administrative Agent, such successor Administrative Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the resigning Administrative Agent. Upon the effectiveness of the resignation of the Administrative Agent, the resigning Administrative Agent shall be discharged from its duties and obligations hereunder and under the Loan Documents. After the effectiveness of the resignation or removal of an Administrative Agent, the provisions of this Article X shall continue in effect for the benefit of such Administrative Agent in respect of any actions taken or omitted to be taken by it while it was acting as the Administrative Agent hereunder and under the other Loan Documents.





                                ARTICLE XI

                        SETOFF; RATABLE PAYMENTS

     11.1. Setoff. In addition to, and without limitation of, any rights of the Lenders under applicable law, if the Borrower becomes insolvent, however evidenced, or any Default occurs, any and all deposits (including all account balances, whether provisional or final and whether or not collected or available) and any other Indebtedness at any time held or owing by any Lender to or for the credit or account of the Borrower may be offset and applied toward the payment of the Obligations owing to such Lender, whether or not the Obligations, or any part hereof, shall then be due.

     11.2. Ratable Payments. If any Lender, whether by setoff or otherwise, has payment made to it upon its Loans or its Percentage of Unreimbursed Drawings (other than payments received pursuant to Section 3.1, 3.2 or 3.4) in a greater proportion than that received by any other Lender, such Lender agrees, promptly upon demand, to purchase a portion of the Loans or Unreimbursed Drawings, as the case may be, held by the other Lenders so that after such purchase each Lender will hold its ratable proportion of Loans and Unreimbursed Drawings. If any Lender, whether in connection with setoff or amounts which might be subject to setoff or otherwise, receives collateral or other protection for its Obligations or such amounts which may be subject to setoff, such Lender agrees, promptly upon demand, to take such action necessary such that all Lenders share in the benefits of such collateral ratably in proportion to their Loans. In case any such payment is disturbed by legal process, or otherwise, appropriate further adjustments shall be made.


                                ARTICLE XII

                BENEFIT OF AGREEMENT; ASSIGNMENTS; PARTICIPATIONS

     12.1. Successors and Assigns.  The terms and provisions of the Loan
Documents shall be binding upon and inure to the benefit of the Borrower and the Lenders and their respective successors and assigns, except that (i) the
Borrower shall not have the right to assign its rights or obligations under the Loan Documents and (ii) any assignment by any Lender must be made in compliance with Section 12.3.  Notwithstanding clause (ii) of this Section, any Lender may at any time, without the consent of the Borrower or the
Administrative Agent, assign all or any portion of its rights under this
Agreement and its Notes to a Federal Reserve Bank; provided, however, that no such assignment to a Federal Reserve Bank shall release the transferor Lender from its obligations hereunder.  The Administrative Agent may treat the payee of any Note as the owner thereof for all purposes hereof unless and until such payee complies with Section 12.3 in the case of an assignment thereof or, in the case of any other transfer, a written notice of the transfer is filed with the Administrative Agent.  Any assignee or transferee of a Note agrees by acceptance thereof to be bound by all the terms and provisions of the Loan Documents.  Any request, authority or consent of any Person, who at the time of making such request or giving such authority or consent is the holder of any Note, shall be conclusive and binding on any subsequent holder,






transferee or assignee of such Note or of any Note or Notes issued in exchange therefor.

     12.2. Participations.

           12.2.1. Permitted Participants; Effect. Any Lender may, in the ordinary course of its business and in accordance with applicable law, at any time sell to one or more banks or other entities ("Participants") participating interests in any Loan owing to such Lender, any Note held by such Lender, any Commitment, or any L/C Participation Amount of such Lender or any other interest of such Lender under the Loan Documents. In the event of any such sale by a Lender of participating interests to a Participant, such Lender's obligations under the Loan Documents shall remain unchanged, such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, such Lender shall remain the holder of any such Note for all purposes under the Loan Documents, all amounts payable by the Borrower under this Agreement shall be determined as if such Lender had not sold such participating interests, and the Borrower and the Administrative Agent shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under the Loan Documents.

           12.2.2. Voting Rights. Each Lender shall retain the sole right to approve, without the consent of any Participant, any amendment, modification or waiver of any provision of the Loan Documents other than any amendment, modification or waiver with respect to any Loan, Commitment, or Facility L/C in which such Participant has an interest which forgives principal, interest or fees or reduces the interest rate or fees payable with respect to any such Loan, Commitment, or Facility L/C postpones any date fixed for any regularly-scheduled payment of principal of, or interest or fees on, any such Loan, Commitment, or Facility L/C releases any guarantor of any such Loan or releases any substantial portion of collateral, if any, securing any such Loan or Facility L/C.

           12.2.3. Benefit of Setoff. The Borrower agrees that each Participant shall be deemed to have the right of setoff provided in Section
     11.1 in respect of its participating interest in amounts owing under the Loan Documents to the same extent as if the amount of its participating interest were owing directly to it as a Lender under the Loan Documents, provided that each Lender shall retain the right of setoff provided in
     Section 11.1 with respect to the amount of participating interests sold to each Participant. The Lenders agree to share with each Participant, and each Participant, by exercising the right of setoff provided in Section 11.1, agrees to share with each Lender, any amount received pursuant to the exercise of its right of setoff, such amounts to be shared in accordance with Section 11.2 as if each Participant were a Lender.

     12.3. Assignments.

           12.3.1. Permitted Assignments. Any Lender may, in the ordinary course of its business and in accordance with applicable law, at any time assign to one or more banks or other entities ("Purchasers") all or any part of its rights and obligations under the Loan Documents. Such assignment shall be substantially in the form of Exhibit "D" hereto or in such other






     form as may be agreed to by the parties thereto. The consent of the Borrower and the Administrative Agent shall be required prior to an assignment becoming effective with respect to a Purchaser which is not a Lender or an Affiliate thereof; provided, however, that if a Default has occurred and is continuing, the consent of the Borrower shall not be required. Such consent shall not be unreasonably withheld or delayed. Each such assignment shall be in an amount not less than the lesser of
     (i) $5,000,000 or (ii) the remaining amount of the assigning Lender's Commitment (calculated as at the date of such assignment).

           12.3.2. Effect; Effective Date. Upon (i) delivery to the Administrative Agent of a notice of assignment, substantially in the form attached as Exhibit "I" to Exhibit "D" hereto (a "Notice of Assignment"), together with any consents required by Section 12.3.1, (ii) payment of a $3,000 fee to the Administrative Agent for processing such assignment, and
     (iii) notice of such assignment delivered to the Lenders by the transferring Lender, such assignment shall become effective on the effective date specified in such Notice of Assignment. The Notice of Assignment shall contain a representation by the Purchaser to the effect that none of the consideration used to make the purchase of the Commitment and Loans under the applicable assignment agreement are "plan assets" as defined under ERISA and that the rights and interests of the Purchaser in and under the Loan Documents will not be "plan assets" under ERISA. On and after the effective date of such assignment, such Purchaser shall for all purposes be a Lender party to this Agreement and any other Loan Document executed by the Lenders and shall have all the rights and obligations of a Lender under the Loan Documents, to the same extent as if it were an original party hereto, and no further consent or action by the Borrower, the Lenders or the Administrative Agent shall be required to release the transferor Lender with respect to the percentage of the Aggregate Commitment, Loans, and L/C Participation Amounts assigned to such Purchaser. Upon the consummation of any assignment to a Purchaser pursuant to this Section 12.3.2, the transferor Lender, the Administrative Agent and the Borrower shall make appropriate arrangements so that replacement Notes are issued to such transferor Lender and new Notes or, as appropriate, replacement Notes, are issued to such Purchaser, in each case in principal amounts reflecting their Commitment, as adjusted pursuant to such assignment.

     12.4. Dissemination of Information. The Borrower authorizes each Lender to disclose to any Participant or Purchaser or any other Person acquiring an interest in the Loan Documents by operation of law (each a "Transferee") and any prospective Transferee any and all information in such Lender's possession concerning the creditworthiness of the Borrower and its Subsidiaries, provided that each Transferee and prospective Transferee agrees to be bound by Section 9.12 of this Agreement.

     12.5. Tax Treatment. If any interest in any Loan Document is transferred to any Transferee which is organized under the laws of any jurisdiction other than the United States or any State thereof, the transferor Lender shall cause such Transferee, concurrently with the effectiveness of such transfer, to comply with the provisions of Section 4.3.


                                ARTICLE XIII


                                  NOTICES

     13.1. Notices. Except as otherwise permitted by Section 2.13 with respect to borrowing notices, all notices, requests and other communications to any party hereunder shall be in writing (including bank wire, facsimile transmission or similar writing) and shall be given to such party: (x) in the case of the Borrower or the Administrative Agent, at its address or facsimile number set forth on the signature pages hereof, (y) in the case of any Lender, at its address or facsimile number set forth below its signature hereto or (z) in the case of any party, such other address or facsimile number as such party may hereafter specify for the purpose by notice to the Administrative Agent and the Borrower. Each such notice, request or other communication shall be effective (i) if given by facsimile transmission, when transmitted to the facsimile number specified in this Section and confirmation of receipt is received, (ii) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or (iii) if given by any other means, when delivered at the address specified in this Section; provided that notices to the Administrative Agent under Article II shall not be effective until received.

     13.2. Change of Address. The Borrower, the Administrative Agent and any Lender may each change the address for service of notice upon it by a notice in writing to the other parties hereto.


                              ARTICLE XIV

                              COUNTERPARTS

     This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one agreement, and any of the parties hereto may execute this Agreement by signing any such counterpart. This Agreement shall be effective when it has been executed by the Borrower, the Administrative Agent and the Lenders and each party has notified the Administrative Agent by telex or telephone, that it has taken such action.

                              ARTICLE XV

      CHOICE OF LAW, CONSENT TO JURISDICTION, WAIVER OF JURY TRIAL

     15.1. CHOICE OF LAW. THE LOAN DOCUMENTS (OTHER THAN THOSE CONTAINING A CONTRARY EXPRESS CHOICE OF LAW PROVISION) SHALL BE CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS (AND NOT THE LAW OF CONFLICTS) OF THE STATE OF TENNESSEE, BUT GIVING EFFECT TO FEDERAL LAWS APPLICABLE TO NATIONAL BANKS.

     15.2. CONSENT TO JURISDICTION.  THE BORROWER HEREBY IRREVOCABLY SUBMITS
TO THE NON-EXCLUSIVE JURISDICTION OF ANY UNITED STATES FEDERAL OR TENNESSEE
STATE COURT SITTING IN TENNESSEE IN ANY ACTION OR PROCEEDING ARISING OUT OF
OR RELATING TO ANY LOAN DOCUMENTS AND THE BORROWER HEREBY IRREVOCABLY AGREES
THAT ALL CLAIMS IN RESPECT OF SUCH ACTION OR PROCEEDING MAY BE HEARD AND
DETERMINED IN ANY SUCH COURT AND IRREVOCABLY WAIVES ANY OBJECTION IT MAY NOW
OR HEREAFTER HAVE AS TO THE VENUE OF ANY SUCH SUIT, ACTION OR PROCEEDING
BROUGHT IN SUCH A COURT OR THAT SUCH COURT IS AN INCONVENIENT FORUM.  NOTHING





HEREIN SHALL LIMIT THE RIGHT OF THE ADMINISTRATIVE AGENT OR ANY LENDER TO BRING PROCEEDINGS AGAINST THE BORROWER IN THE COURTS OF ANY OTHER JURISDICTION. ANY JUDICIAL PROCEEDING BY THE BORROWER AGAINST THE ADMINISTRATIVE AGENT OR ANY LENDER OR ANY AFFILIATE OF THE ADMINISTRATIVE AGENT OR ANY LENDER INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH ANY LOAN DOCUMENT SHALL BE BROUGHT ONLY IN A COURT IN TENNESSEE.

     15.3. WAIVER OF JURY TRIAL. THE BORROWER, THE ADMINISTRATIVE AGENT AND EACH LENDER HEREBY WAIVE TRIAL BY JURY IN ANY JUDICIAL PROCEEDING INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER (WHETHER SOUNDING IN TORT, CONTRACT OR OTHERWISE) IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH ANY LOAN DOCUMENT OR THE RELATIONSHIP ESTABLISHED THEREUNDER.

     IN WITNESS WHEREOF, the Borrower, the Lenders and the Administrative Agent have executed this Agreement as of the date first above written.


                          [Signatures on Next Page]







                              TBC CORPORATION


                              By:/s/ RONALD E. McCOLLOUGH
                              Print Name:
                              Title:
                              Attention:     Ronald E. McCollough
                                             Senior Vice President and
                                             Treasurer
                                             TBC Corporation
                                             4770 Hickory Hill Road
                                             Memphis, Tennessee  38115

                              Telecopier:    (901) 541-3752

     Commitments


     $9,000,000               FIRST TENNESSEE BANK
                              NATIONAL ASSOCIATION
                              Individually and as Administrative Agent


                              By: /s/ JAMES H. MOORE, JR.
                              Print Name:      James H. Moore, Jr.
                              Title:           Vice President
                                               National Department
                                               165 Madison Ave.
                                               Memphis, Tennessee  38103

                                               Attention:  James H. Moore, Jr.

                              Telecopier:    (901) 523-4267






     $13,500,000              NBD BANK


                              By: /s/ WILLIAM McCAFFREY
                              Print Name:    William McCaffrey
                              Title:         Vice President
                                             611 Woodward Avenue
                                             Detroit, Michigan  48226
                              Attention:     William McCaffrey

                              Telecopier:    (313) 225-1212




     $7,500,000               SUNTRUST BANK,
                              NASHVILLE, N.A.


                              By: /s/ ANNELIESE H. TYLER
                              Print Name:  Anneliese H. Tyler
                              Title:       Vice President
                                           6410 Poplar Ave., Suite 320
                                           Memphis, Tennsessee 38119-4836
                              Attention:   Anneliese H. Tyler

                              Telecopier:    (901) 766-7565








                                 EXHIBIT "A"

                                    NOTE


$                                            September 25, 1996


     TBC Corporation, a Delaware corporation (the "Borrower"), promises to
pay to the order of                                    (the "Lender") the
lesser of the principal sum of                Dollars or the aggregate unpaid
principal amount of all Loans made by the Lender to the Borrower pursuant to
Article II of the Agreement (as hereinafter defined), in immediately available funds at the main office of First Tennessee Bank National Association in Memphis, Tennessee, as Administrative Agent, together with interest on the unpaid principal amount hereof at the rates and on the dates set forth in the Agreement. The Borrower shall pay the principal of and accrued and unpaid interest on the Loans in full on the Termination Date.

     The Lender shall, and is hereby authorized to, record on the schedule attached hereto, or to otherwise record in accordance with its usual practice, the date and amount of each Loan and the date and amount of each principal payment hereunder.

     This Note is one of the Notes issued pursuant to, and is entitled to the benefits of, the Long Term Credit Agreement dated as of September 25, 1996 (which, as it may be amended or modified and in effect from time to time, is herein called the "Agreement"), among the Borrower, the lenders party thereto, including the Lender, and First Tennessee Bank National Association, as Administrative Agent, to which Agreement reference is hereby made for a statement of the terms and conditions governing this Note, including the terms and conditions under which this Note may be prepaid or its maturity date accelerated. Capitalized terms used herein and not otherwise defined herein are used with the meanings attributed to them in the Agreement.


                              TBC CORPORATION

                              By:
                              Print Name:
                              Title:





                SCHEDULE OF LOANS AND PAYMENTS OF PRINCIPAL
                                     TO
                           NOTE OF TBC CORPORATION
                           DATED SEPTEMBER 25, 1996


                                             Maturity
               Principal      Maturity       Principal
               Amount of     of Interest       Amount      Unpaid
      Date        Loan         Period          Paid       Balance




                                 EXHIBIT "B"

                               FORM OF OPINION

                                                          September 25, 1996

The Administrative Agent and the Lenders who are parties to the Credit Agreement described below.

Gentlemen/Ladies:

     We are counsel for TBC Corporation (the "Borrower"), and have represented the Borrower, and each of its Subsidiariess in connection with their execution and delivery of a Long Term Credit Agreement dated as of September 25, 1996 (the "Agreement") among the Borrower, the Lenders named therein, and First Tennessee Bank National Association as Administrative Agent, and providing for Advances in an aggregate principal amount not exceeding $30,000,000 at any one time outstanding. All capitalized terms used in this opinion and not otherwise defined herein shall have the meanings attributed to them in the Agreement.

     We have examined the Borrower's, and each of its Subsidiaries' articles of incorporation, by-laws, and resolutions, the Loan Documents, and such other matters of fact and law which we deem necessary in order to render this opinion. Based upon the foregoing, it is our opinion that:

     l. The Borrower, and each of its Subsidiaries are corporations duly incorporated, validly existing and in good standing under the laws of their states of incorporation and have all requisite authority to conduct their business in each jurisdiction in which their business is conducted.

     2. The execution and delivery of the Loan Documents to which they are a party by the Borrower, and each of its Subsidiaries and the performance by the Borrower, and each of its Subsidiaries of its obligations thereunder have been duly authorized by all necessary corporate action and proceedings on the part of the Borrower, and each of its Subsidiaries and will not:

     (a) require any consent of the shareholders of the Borrower or any of its Subsidiaries;

     (b) violate any law, rule, regulation, order, writ, judgment, injunction, decree or award binding on the Borrower or any of its Subsidiaries or its articles of incorporation or by-laws or any indenture, instrument or agreement binding upon the Borrower or any of its Subsidiaries; or

     (c) result in, or require, the creation or imposition of any Lien pursuant to the provisions of any indenture, instrument or agreement binding upon the Borrower or any of its Subsidiaries.

     3. The Loan Documents have been duly executed and delivered by the Borrower and each of its Subsidiaries, and the Guarantors, and constitute legal, valid and binding obligations of the Borrower, and each of its Subsidiaries, and the Guarantors, enforceable in accordance with their terms



except to the extent the enforcement thereof may be limited by bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights generally and subject also to the availability of equitable remedies if equitable remedies are sought.

     4. There is no litigation or proceeding against the Borrower or any of its Subsidiaries which, if adversely determined, could reasonably be expected to have a Material Adverse Effect.

     5. No approval, authorization, consent, adjudication or order of any governmental authority, which has not been obtained by the Borrower or any of its Subsidiaries, is required to be obtained by the Borrower or any of its Subsidiaries in connection with the execution and delivery of the Loan Documents, the borrowings under the Agreement or in connection with the payment by the Borrower of the Obligations.

     This opinion may be relied upon by the Administrative Agent, the Co-Agent, the Lenders and their participants, assignees and other transferees.


                              Very truly yours,



                                 EXHIBIT "C"

                           COMPLIANCE CERTIFICATE

To:  The Lenders parties to the
     Credit Agreement Described Below

     This Compliance Certificate is furnished pursuant to that certain Credit Agreement dated as of September 25, 1996 (as amended, modified, renewed or extended from time to time, the "Agreement") among TBC Corporation (the "Borrower"), the lenders party thereto and First Tennessee Bank National Association as Administrative Agent for the Lenders. Unless otherwise defined herein, capitalized terms used in this Compliance Certificate have the meanings ascribed thereto in the Agreement.

     THE UNDERSIGNED HEREBY CERTIFIES THAT:

     1.  I am the duly elected                       of the Borrower;

     2. I have reviewed the terms of the Agreement and I have made, or have caused to be made under my supervision, a detailed review of the transactions and conditions of the Borrower and its Subsidiaries during the accounting period covered by the attached financial statements;

     3. The examinations described in paragraph 2 did not disclose, and I have no knowledge of, the existence of any condition or event which constitutes a Default or Unmatured Default during or at the end of the accounting period covered by the attached financial statements or as of the date of this Certificate, except as set forth below; and

     4. Schedule I attached hereto sets forth financial data and computations evidencing the Borrower's compliance with certain terms of the Agreement, all of which data and computations are true, complete and correct.


     Described below are the exceptions, if any, to paragraph 3 by listing, in detail, the nature of the condition or event, the period during which it has existed and the action which the Borrower has taken, is taking, or proposes to take with respect to each such condition or event:






     The foregoing certifications, together with the computations set forth in Schedule I hereto and the financial statements delivered with this
Certificate in support hereof, are made and delivered this        day of
        , 19   .



                   SCHEDULE I TO COMPLIANCE CERTIFICATE

                   Compliance as of _________, 199_ with
                Provisions of Sections 6.18, 6.19 and 6.20 of
                                the Agreement


CONSOLIDATED TANGIBLE NET WORTH (Net Worth Less Intangible Assets)


 Consolidated Net Worth                $

 Less Consolidated Tan.
 Assets

 Consolidated Tan. Net
 Worth

 Required

 Compliance


FUNDED INDEBTEDNESS (Consolidated Funded Indebtedness to EBITDA)


 Consolidated Funded   $
 Indebtedness (CFI)

 EBITDA

 CFI/EBITDA

 Required

 Compliance


FIXED CHARGE COVERAGE RATIO
(Earnings before Interest, Taxes and Leases to Interest, Taxes & Leases)

 Fixed Charge Coverage

 EBITL

 Interest (I)

 Leases (L)

 EBITL/ITL

 Required

 Compliance



                                EXHIBIT "D"

                           ASSIGNMENT AGREEMENT



     This Assignment Agreement (this "Assignment Agreement") between
____________   _______________ (the "Assignor") and ________________  (the
"Assignee") is dated as of    _______________, 19  .  The parties hereto
agree as follows:

     1. PRELIMINARY STATEMENT. The Assignor is a party to a Credit Agreement (which, as it may be amended, modified, renewed or extended from time to time is herein called the "Credit Agreement") described in Item 1 of
Schedule 1 attached hereto ("Schedule 1"). Capitalized terms used herein and not otherwise defined herein shall have the meanings attributed to them in the Credit Agreement.

     2. ASSIGNMENT AND ASSUMPTION. The Assignor hereby sells and assigns to the Assignee, and the Assignee hereby purchases and assumes from the Assignor, an interest in and to the Assignor's rights and obligations under the Credit Agreement [(other than rights and obligations of the Assignor in its capacity as Issuing Lender)] such that after giving effect to such assignment the Assignee shall have purchased pursuant to this Assignment Agreement the percentage interest specified in Item 3 of Schedule 1 of all outstanding rights and obligations under the Credit Agreement relating to the facilities listed in Item 3 of Schedule 1 and the other Loan Documents. The aggregate Commitment (or Loans and L/C Participation Amounts, if the applicable Commitment has been terminated) purchased by the Assignee hereunder is set forth in Item 4 of Schedule 1.

     3. EFFECTIVE DATE. The effective date of this Assignment Agreement (the "Effective Date") shall be the later of the date specified in Item 5 of
Schedule 1 or two Business Days (or such shorter period agreed to by the Administrative Agent) after a Notice of Assignment substantially in the form of Exhibit "I" attached hereto has been delivered to the Administrative Agent. Such Notice of Assignment must include any consents required to be delivered to the Administrative Agent by Section 12.3.1 of the Credit Agreement. In no event will the Effective Date occur if the payments required to be made by the Assignee to the Assignor on the Effective Date under Sections 4 and 5 hereof are not made on the proposed Effective Date. The Assignor will notify the Assignee of the proposed Effective Date no later than the Business Day prior to the proposed Effective Date. As of the Effective Date, (i) the Assignee shall have the rights and obligations of a Lender under the Loan Documents with respect to the rights and obligations assigned to the Assignee hereunder and (ii) the Assignor shall relinquish its rights and be released from its corresponding obligations under the Loan Documents with respect to the rights and obligations assigned to the Assignee hereunder.

     4. PAYMENTS OBLIGATIONS. On and after the Effective Date, the Assignee shall be entitled to receive from the Administrative Agent all payments of principal, interest and fees with respect to the interest assigned hereby. The Assignee shall advance funds directly to the Administrative Agent with respect to all Loans and reimbursement payments made on or after the



Effective Date with respect to the interest assigned hereby. [In consideration for the sale and assignment of Loans and L/C Participation Amounts hereunder, (i) the Assignee shall pay the Assignor, on the Effective Date, an amount equal to the principal amount of the portion of all Floating Rate Loans assigned to the Assignee hereunder and (ii) with respect to each Eurodollar Loan made by the Assignor and assigned to the Assignee hereunder which is outstanding on the Effective Date, (a) on the last day of the Interest Period therefor or (b) on such earlier date agreed to by the Assignor and the Assignee or (c) on the date on which any such Eurodollar Loan either becomes due (by acceleration or otherwise) or is prepaid (the date as described in the foregoing clauses (a), (b) or (c) being hereinafter referred to as the "Payment Date"), the Assignee shall pay the Assignor an amount equal to the principal amount of the portion of such Eurodollar Loan assigned to the Assignee which is outstanding on the Payment Date. If the Assignor and the Assignee agree that the Payment Date for such Eurodollar Loan shall be the Effective Date, they shall agree to the interest rate applicable to the portion of such Loan assigned hereunder for the period from the Effective Date to the end of the existing Interest Period applicable to such Eurodollar Loan (the "Agreed Interest Rate") and any interest received by the Assignee in excess of the Agreed Interest Rate shall be remitted to the Assignor. In the event interest for the period from the Effective Date to but not including the Payment Date is not paid by the Borrower with respect to any Eurodollar Loan sold by the Assignor to the Assignee hereunder, the Assignee shall pay to the Assignor interest for such period on the portion of such Eurodollar Loan sold by the Assignor to the Assignee hereunder at the applicable rate provided by the Credit Agreement. In the event a prepayment of any Eurodollar Loan which is existing on the Payment Date and assigned by the Assignor to the Assignee hereunder occurs after the Payment Date but before the end of the Interest Period applicable to such Eurodollar Loan, the Assignee shall remit to the Assignor the excess of the prepayment penalty paid with respect to the portion of such Eurodollar Loan assigned to the Assignee hereunder over the amount which would have been paid if such prepayment penalty was calculated based on the Agreed Interest Rate. The Assignee will also promptly remit to the Assignor (i) any principal payments received from the Administrative Agent with respect to Eurodollar Loans prior to the Payment Date and (ii) any amounts of interest on Loans and fees received from the Administrative Agent which relate to the portion of the Loans assigned to the Assignee hereunder for periods prior to the Effective Date, in the case of Floating Rate Loans or fees, or the Payment Date, in the case of Eurodollar Loans, and not previously paid by the Assignee to the Assignor.]1 In the event that either party hereto receives any payment to which the other party hereto is entitled under this Assignment Agreement, then the party receiving such amount shall promptly remit it to the other party hereto.

     5. FEES PAYABLE BY THE ASSIGNEE. The Assignee shall pay to the Assignor a fee on each day on which a payment of interest, commitment fees, or Facility L/C fees is made under the Credit Agreement with respect to the



        1
        Each Assignor may insert its standard payment provisions in lieu of the payment terms included in this Exhibit.



amounts assigned to the Assignee hereunder (other than a payment of interest or fees for the period prior to the Effective Date or, in the case of Eurodollar Loans, the Payment Date, which the Assignee is obligated to deliver to the Assignor pursuant to Section 4 hereof). The amount of such fee shall be the difference between (i) the interest or fee, as applicable, paid with respect to the amounts assigned to the Assignee hereunder and (ii) the interest or fee, as applicable, which would have been paid with respect to the amounts assigned to the Assignee hereunder if each interest rate was of 1%  less than the interest rate paid by the Borrower or if the commitment
fee was     of 1% less than the commitment fee paid by the Borrower or if the
Facility L/C fee was ___% of 1% less than the Facility L/C fee paid by the
Borrower, as applicable.  In addition, the Assignee agrees to pay    % of the
recordation fee required to be paid to the Administrative Agent in connection with this Assignment Agreement.

     6. REPRESENTATIONS OF THE ASSIGNOR; LIMITATIONS ON THE ASSIGNOR'S LIABILITY. The Assignor represents and warrants that it is the legal and beneficial owner of the interest being assigned by it hereunder and that such interest is free and clear of any adverse claim created by the Assignor. It is understood and agreed that the assignment and assumption hereunder are made without recourse to the Assignor and that the Assignor makes no other representation or warranty of any kind to the Assignee. Neither the Assignor nor any of its officers, directors, employees, agents or attorneys shall be responsible for (i) the due execution, legality, validity, enforceability, genuineness, sufficiency or collectability of any Loan Document, including without limitation, documents granting the Assignor and the other Lenders a security interest in assets of the Borrower or any guarantor, (ii) any representation, warranty or statement made in or in connection with any of the Loan Documents, (iii) the financial condition or creditworthiness of the Borrower or any guarantor, (iv) the performance of or compliance with any of the terms or provisions of any of the Loan Documents, (v) inspecting any of the Property, books or records of the Borrower, (vi) the validity, enforceability, perfection, priority, condition, value or sufficiency of any collateral securing or purporting to secure the Loans or (vii) any mistake, error of judgment, or action taken or omitted to be taken in connection with the Loans or the Loan Documents.

     7. REPRESENTATIONS OF THE ASSIGNEE. The Assignee (i) confirms that it has received a copy of the Credit Agreement, together with copies of the financial statements requested by the Assignee and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment Agreement, (ii) agrees that it will, independently and without reliance upon the Administrative Agent, the Assignor or any other Lender and based on such documents and information at it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Loan Documents, (iii) appoints and authorizes the Administrative Agent to take such action as administrative agent on its behalf and to exercise such powers under the Loan Documents as are delegated to the Administrative Agent by the terms thereof, together with such powers as are reasonably incidental thereto, (iv) agrees that it will perform in accordance with their terms all of the obligations which by the terms of the Loan Documents are required to be performed by it as a Lender, (v) agrees that its payment instructions and notice instructions are as set forth in the attachment to Schedule 1, (vi) confirms that none of the funds, monies, assets or other consideration being used to make the



purchase and assumption hereunder are "plan assets" as defined under ERISA and that its rights, benefits and interests in and under the Loan Documents will not be "plan assets" under ERISA, [and (vii) attaches the forms prescribed by the Internal Revenue Service of the United States certifying that the Assignee is entitled to receive payments under the Loan Documents without deduction or withholding of any United States federal income taxes].2

     8. INDEMNITY. The Assignee agrees to indemnify and hold the Assignor harmless against any and all losses, costs and expenses (including, without limitation, reasonable attorneys' fees) and liabilities incurred by the Assignor in connection with or arising in any manner from the Assignee's non-performance of the obligations assumed under this Assignment Agreement.

     9. SUBSEQUENT ASSIGNMENTS. After the Effective Date, the Assignee shall have the right pursuant to Section 12.3.1 of the Credit Agreement to assign the rights which are assigned to the Assignee hereunder to any entity or person, provided that (i) any such subsequent assignment does not violate any of the terms and conditions of the Loan Documents or any law, rule, regulation, order, writ, judgment, injunction or decree and that any consent required under the terms of the Loan Documents has been obtained and (ii) unless the prior written consent of the Assignor is obtained, the Assignee is not thereby released from its obligations to the Assignor hereunder, if any remain unsatisfied, including, without limitation, its obligations under Sections 4, 5 and 8 hereof.

     10. REDUCTIONS OF AGGREGATE COMMITMENT. If any reduction in the Aggregate Commitment occurs between the date of this Assignment Agreement and the Effective Date, the percentage interest specified in Item 3 of Schedule 1 shall remain the same, but the dollar amount purchased shall be recalculated based on the reduced Aggregate Commitment.

     11. ENTIRE AGREEMENT. This Assignment Agreement and the attached Notice of Assignment embody the entire agreement and understanding between the parties hereto and supersede all prior agreements and understandings between the parties hereto relating to the subject matter hereof.

     12. GOVERNING LAW. This Assignment Agreement shall be governed by the internal law, and not the law of conflicts, of the State of Tennessee.

     13. NOTICES. Notices shall be given under this Assignment Agreement in the manner set forth in the Credit Agreement. For the purpose hereof, the addresses of the parties hereto (until notice of a change is delivered) shall be the address set forth in the attachment to Schedule 1.

     IN WITNESS WHEREOF, the parties hereto have executed this Assignment Agreement by their duly authorized officers as of the date first above written.




        2
        to be inserted if the Assignee is not incorporated under the laws of the United States, or a state thereof.



                              [NAME OF ASSIGNOR]

                              By:

                              Title:




                              [NAME OF ASSIGNEE]

                              By:

                              Title:



                                SCHEDULE 1
                         to Assignment Agreement

1.   Description and Date of Credit Agreement:

     Credit Agreement dated as of September 25, 1996 by and among TBC Corporation, First Tennessee Bank National Association, as Administrative Agent, and the Lenders party thereto.

2.   Date of Assignment Agreement:               , 19

3.   Amounts (As of Date of Item 2 above):

                                            Loan      Letter of Credit
                                            Facility     Subfacility
     a.    Total of Commitments
           (Loans/Facility L/C's)3
           under Credit Agreement               $         [$        ]*

     b.    Assignee's Percentage
           of each Facility purchased
           under the Assignment
           Agreement4*                                     %

     c.    Amount of Assigned Share in
           each Facility purchased under
           the Assignment
           Agreement                            $         [$        ]*

4.   Assignee's Aggregate (Loan Amount/
     L/C Participation Amount)*
     Commitment Amount
     Purchased Hereunder:                                         $

5.   Proposed Effective Date:
Accepted and Agreed:

[NAME OF ASSIGNOR]                      [NAME OF ASSIGNEE]

By:                                By:
Title:                             Title:








        3
        If a Commitment has been terminated, insert outstanding Loans and Facility L/C's in place of Commitment


        4
        Percentage taken to 10 decimal places




                Attachment to SCHEDULE 1 to ASSIGNMENT AGREEMENT

Attach Assignor's Administrative Information Sheet, which must include notice address for the Assignor and the Assignee



                              EXHIBIT "I"
                      to Assignment Agreement

                               NOTICE
                           OF ASSIGNMENT


                                                                   , 19_

To:       TBC CORPORATION
          ______________________
          ______________________
          Attention:


          FIRST  TENNESSEE BANK NATIONAL ASSOCIATION
          ______________________
          ______________________
          Attention:


From      [NAME OF ASSIGNOR] (the "Assignor")


          [NAME OF ASSIGNEE] (the "Assignee")


     1. We refer to that Credit Agreement (the "Credit Agreement") described in Item 1 of Schedule 1 attached hereto ("Schedule 1").
Capitalized terms used herein and not otherwise defined herein shall have the meanings attributed to them in the Credit Agreement.

     2. This Notice of Assignment (this "Notice") is given and delivered to the Borrower and the Administrative Agent pursuant to Section 12.3.2 of the Credit Agreement.

     3.   The Assignor and the Assignee have entered into an Assignment
Agreement, dated as of            , 19   (the "Assignment"), pursuant to
which, among other things, the Assignor has sold, assigned, delegated and transferred to the Assignee, and the Assignee has purchased, accepted and assumed from the Assignor the percentage interest specified in Item 3 of
Schedule 1 of all outstandings, rights and obligations under the Credit Agreement relating to the facilities listed in Item 3 of Schedule 1. The Effective Date of the Assignment shall be the later of the date specified in
Item 5 of Schedule 1 or two Business Days (or such shorter period as agreed to by the Administrative Agent) after this Notice of Assignment and any consents and fees required by Sections 12.3.1 and 12.3.2 of the Credit Agreement have been delivered to the Administrative Agent, provided that the Effective Date shall not occur if any condition precedent agreed to by the Assignor and the Assignee has not been satisfied.

     4. The Assignor and the Assignee hereby give to the Borrower and the Administrative Agent notice of the assignment and delegation referred to herein. The Assignor will confer with the Administrative Agent before the date specified in Item 5 of Schedule 1 to determine if the Assignment



Agreement will become effective on such date pursuant to Section 3 hereof, and will confer with the Administrative Agent to determine the Effective Date pursuant to Section 3 hereof if it occurs thereafter. The Assignor shall notify the Administrative Agent if the Assignment Agreement does not become effective on any proposed Effective Date as a result of the failure to satisfy the conditions precedent agreed to by the Assignor and the Assignee. At the request of the Administrative Agent, the Assignor will give the Administrative Agent written confirmation of the satisfaction of the conditions precedent.

     5. The Assignor or the Assignee shall pay to the Administrative Agent on or before the Effective Date the processing fee of $3,000 required by
Section 12.3.2 of the Credit Agreement.

     6. If Notes are outstanding on the Effective Date, the Assignor and the Assignee request and direct that the Administrative Agent prepare and cause the Borrower to execute and deliver new Notes or, as appropriate, replacements notes, to the Assignor and the Assignee. The Assignor and, if applicable, the Assignee each agree to deliver to the Administrative Agent the original Note received by it from the Borrower upon its receipt of a new
Note in the appropriate amount.

     7. The Assignee advises the Administrative Agent that notice and payment instructions are set forth in the attachment to Schedule 1.

     8. The Assignee hereby represents and warrants that none of the funds, monies, assets or other consideration being used to make the purchase pursuant to the Assignment are "plan assets" as defined under ERISA and that its rights, benefits, and interests in and under the Loan Documents will not be "plan assets" under ERISA.

     9. The Assignee authorizes the Administrative Agent to act as its administrative agent under the Loan Documents in accordance with the terms thereof. The Assignee acknowledges that the Administrative Agent has no duty to supply information with respect to the Borrower or the Loan Documents to the Assignee until the Assignee becomes a party to the Credit Agreement.5

NAME OF ASSIGNOR                   NAME OF ASSIGNEE

By:                                By:

Title:                             Title:


ACKNOWLEDGED AND CONSENTED TO     ACKNOWLEDGED AND CONSENTED TO
BY FIRST TENNESSEE BANK,          BY TBC CORPORATION
NATIONAL ASSOCIATION

By:                               By:



        5
        May be eliminated if Assignee is a party to the Credit Agreement prior to the Effective Date.



Title:                           Title:

          [Attach photocopy of Schedule 1 to Assignment]




                                EXHIBIT "E"

            LOAN/CREDIT RELATED MONEY TRANSFER INSTRUCTION

To First Tennessee Bank National Association as Administrative Agent (the "Administrative Agent") under the Credit Agreement Described Below.

Re: Long Term Credit Agreement, dated September 25, 1996, (as the same may be amended or modified, the "Credit Agreement"), among TBC Corporation (the "Borrower"), the Lenders named therein and the Administrative Agent. Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned thereto in the Credit Agreement.

     The Administrative Agent is specifically authorized and directed to act upon the following standing money transfer instructions with respect to the proceeds of Advances or other extensions of credit from time to time until receipt by the Administrative Agent of a specific written revocation of such instructions by the Borrower, provided, however, that the Administrative Agent may otherwise transfer funds as hereafter directed in writing by the Borrower in accordance with Section 13.1 of the Credit Agreement or based on any telephonic notice made in accordance with Section 2.13 of the Credit Agreement.


Customer/Account Name:  TBC Corporation

Credit Funds to:  Account No. 00-0223239


Reference/Attention To:  First Tennessee Bank National Association
                         National Department

Authorized Officer (Customer Representative)

     1.   Ronald E. McCollough
          Senior Vice President Operations and Treasurer

     2.   Larry D. Coley
          Vice President and Controller

     3.   Deron G. Wisdom
          Manager of Credit and Banking

     4.   Elaine Rook
          Manager of Credit and Collections




   (Deliver Completed Form to Credit Support Staff For Immediate Processing)



                                                                EXHIBIT "F"
                           CONTINUING GUARANTY

     GUARANTY: To induce First Tennessee Bank National Association, as Administrative Agent, and the Lenders (singularly or collectively referred to as the "Bank"), pursuant to that certain Short Term Credit Agreement dated September 25, 1996 and that Long Term Credit Agreement dated September 25, 1996, as the same may be amended or restated from time to time hereafter, to make loans, extend or continue credit or some other benefit, including letters of credit and foreign exchange contracts, present or future, direct and indirect, and whether several, joint or joint and several (referred to collectively as "Liabilities"), to TBC Corporation, and its successors (the "Borrower"), and because the undersigned (the "Guarantor") has determined that executing this Guaranty is in its interest and to its financial benefit, the Guarantor absolutely and unconditionally guaranties to the Bank, as primary obligor and not merely as surety, that the Liabilities will be paid when due, whether by acceleration or otherwise. The Guarantor will not only pay the Liabilities, but will also reimburse the Bank for accrued and unpaid interest, and any expenses, including reasonable attorneys' fees, that the Bank may pay in collecting from the Borrower or the Guarantor, and for liquidating any collateral.

     LIMITATION: The Guarantor's obligation under this Guaranty is UNLIMITED. Unless otherwise specified below, the Guarantor's obligation shall be payable in U.S. Dollars.

     CONTINUED RELIANCE: The Bank may continue to make loans or extend credit to the Borrower based on this Guaranty until it receives written notice of termination from the Guarantor. That notice shall be effective at the opening of the Bank for business on the day after receipt of the notice. If terminated, the Guarantor will continue to be liable to the Bank for any Liabilities created, assumed or committed to at the time the termination becomes effective, and all subsequent renewals, extensions, modifications and amendments of the Liabilities.

     SETOFF: Upon any Default (as defined in the Obligations), the Bank shall have the right to setoff against Obligations:

     1. All securities and other property of the Guarantor in the custody, possession or control of the Bank (other than property held by the Bank solely in a fiduciary capacity);
     2. All property or securities declared or acknowledged to constitute security for any past, present or future liability, direct or indirect, of the Guarantor to the Bank;
     3.   All balances of deposit accounts of the Guarantor with the Bank.

The Bank shall have the right at any time to apply its own debt or liability to the Guarantor in whole or partial payment of this Guaranty or other present or future liabilities, direct or indirect, without any requirement for mutual maturity.

     If the Guarantor fails to pay any amount owing under this Guaranty, the
Bank shall have all of the rights and remedies provided by law or under any other agreement to liquidate or foreclose on and sell any collateral, including but not limited to the rights and remedies of a secured party under



the Uniform Commercial Code. These rights and remedies shall be cumulative and not exclusive. If the Guarantor is entitled to notice, that requirement will be met if the Bank sends notice at least seven (7) days prior to the date of sale, disposition or other event which requires notice. The proceeds of any sale shall be applied first to costs, then toward payment of the amount owing under this Guaranty. The Bank is authorized to cause all or any part of any collateral to be transferred to or registered in its name or in the name of any other person, firm or corporation, with or without designation of the capacity of such nominee. For purposes of the following paragraphs, "any collateral" shall include any collateral securing the Liabilities.

     ACTION REGARDING BORROWER: If any monies become available that the Bank can apply to the Liabilities (other than monies made available to the Bank by the Guarantor pursuant to this Guaranty), the Bank may apply them in any manner it chooses, including but not limited to applying them against liabilities which are not covered by this Guaranty. The Bank can take any action against the Borrower, any collateral, or any other person liable for any of the Liabilities. The Bank can release the Borrower or anyone else from the Liabilities, either in whole or in part, or release any collateral, and need not perfect a security interest in any collateral. The Bank does not have to exercise any rights that it has against the Borrower or anyone else, or make any effort to realize on any collateral or right of set-off.
If the Borrower requests more credit or any other benefit, the Bank may grant it and the Bank may grant renewals, extensions, modifications and amendments of the Liabilities and otherwise deal with the Borrower or any other person as the Bank sees fit and as if this Guaranty were not in effect. The Guarantor's obligations under this Guaranty shall not be released or affected by (a) any act or omission of the Bank, (b) the voluntary or involuntary liquidation, sale or other disposition of all or substantially all of the assets of the Borrower, or any receivership, insolvency, bankruptcy, reorganization, or other similar proceedings affecting the Borrower or any of its assets, or (c) any change in the composition or structure of the Borrower or the Guarantor, including a merger or consolidation with any other person or entity.

     NATURE OF GUARANTY: This Guaranty is a guaranty of payment and not of collection. Therefore, the Bank can insist that the Guarantor pay immediately, and the Bank is not required to attempt to collect first from the Borrower, any collateral, or any other person liable for the Liabilities. The obligation of the Guarantor shall be unconditional and absolute, regardless of the unenforceability of any provision of any agreement between the Borrower and the Bank, or the existence of any defense, setoff or counterclaim which the Borrower may assert.

     OTHER GUARANTORS: If there is more than one Guarantor, their obligations under this Guaranty shall be joint and several. In addition, each Guarantor shall be jointly and severally liable with any other guarantor of the Liabilities. If the Bank elects to enforce its rights against less than all guarantors of the Liabilities, that election shall not release Guarantor from its obligations under this Guaranty. The compromise or release of any of the obligations of any of the other guarantors or the Borrower shall not serve to waive, alter or release the Guarantor's obligations. This Guaranty is not conditioned on anyone else executing this or any other guaranty.



     RIGHTS OF SUBROGATION: The Guarantor agrees not to enforce any rights of subrogation, contribution or indemnification that it has against the Borrower, any entity liable for the Liabilities, or any collateral, until the Liabilities are fully paid, even if all Liabilities are not covered by this Guaranty. The Guarantor further agrees that if any payments to the Bank on the Liabilities are in whole or in part invalidated, declared to be fraudulent or preferential, set aside or required to be repaid to a trustee, receiver or any other party under any bankruptcy act or code, state or federal law, common law or equitable doctrine, this Guaranty and the Bank's interest in any collateral remain in full force and effect (or are reinstated as the case may be) until payment in full of those amounts, which payment is due on demand.

     WAIVERS: The Guarantor waives any right it may have to receive notice of the following matters before the Bank enforces any of its rights: (a) the Bank's acceptance of this Guaranty, (b) any credit that the Bank extends to the Borrower, (c) the Borrower's default, (d) any demand, (e) any action that the Bank takes regarding the Borrower, anyone else, any collateral, or any Liability, which it might be entitled to by law or under any other agreement. Any waiver shall affect only the specific terms and time period stated in the waiver. The Bank may waive or delay enforcing any of its rights without losing them. No modification or waiver of this Guaranty shall be effective unless it is in writing and signed by the party against whom it is being enforced.

     REPRESENTATIONS BY GUARANTOR: Each Guarantor represents: (a) that the execution and delivery of this Guaranty and the performance of the obligations it imposes do not violate any law, conflict with any agreement by which it is bound, or require the consent or approval of any governmental authority or any third party; (b) that this Guaranty is a valid and binding agreement, enforceable according to its terms; and (c) that all balance sheets, profit and loss statements, and other financial statements furnished to the Bank are accurate and fairly reflect the financial condition of the organizations and persons to which they apply on their effective dates, including contingent liabilities of every type, which financial condition has not changed materially and adversely since those dates. Each Guarantor, other than a natural person, further represents: (a) that it is duly organized, existing and in good standing pursuant to the laws under which it is organized; and (b) that the execution and delivery of this Guaranty and the performance of the obligations it imposes (i) are within its powers and have been duly authorized by all necessary action of its governing body; and
(ii) do not contravene the terms of its articles of incorporation or organization, its by-laws, or any partnership, operating or other agreement governing its affairs.

     NOTICES: Notice from one party to another relating to this Guaranty shall be deemed effective if made in writing (including telecommunications) and delivered to the recipient's address, telex number or facsimile number set forth under its name by any of the following means: (a) hand delivery,
(b) registered or certified mail, postage prepaid, with return receipt requested, (c) first class or express mail, postage prepaid, (d) Federal Express, Purolator Courier or like overnight courier service or (e) facsimile, telex or other wire transmission with request for assurance of receipt in a manner typical with respect to communications of that type. Notice made in accordance with this section shall be deemed delivered on



receipt if delivered by hand or wire transmission, on the third business day after mailing if mailed by first class, registered or certified mail, or on the next business day after mailing or deposit with an overnight courier service if delivered by express mail or overnight courier. Notwithstanding the foregoing, notice of termination of this Guaranty shall be deemed received only upon the receipt of actual written notice by the Bank in accordance with the paragraph above labeled "Continued Reliance."

     LAW AND JUDICIAL FORUM THAT APPLY: This agreement is governed by Tennessee law. The Guarantor agrees that any legal action or proceeding against it with respect to any of its obligations under this Guaranty may be brought in any court of the State of Tennessee or of the United States of America for the Eastern or Western District of Tennessee, as the Bank in its sole discretion may elect. By the execution and delivery of this Guaranty, the Guarantor submits to and accepts, with regard to any such action or proceeding, for itself and in respect of its property, generally and unconditionally, the jurisdiction of those courts. The Guarantor waives any claim that the State of Tennessee is not a convenient forum or the proper venue for any suit, action or proceeding.

     MISCELLANEOUS: Subject to the express provisions of any subsequent guaranty, Guarantor's liability under this Guaranty is independent of its liability under any other guaranty previously or subsequently executed by the Guarantor, as to all or any part of the Liabilities, and may be enforced for the full amount of this Guaranty regardless of the Guarantor's liability under any other guaranty. This Guaranty is binding on the Guarantor's heirs, successors and assigns, and will operate to the benefit of the Bank and its successors and assigns. The use of headings shall not limit the provisions of this Guaranty.

     WAIVER OF JURY TRIAL: The Bank and the Guarantor, after consulting or having had the opportunity to consult with counsel, knowingly, voluntarily and intentionally waive any right either of them may have to a trial by jury in any litigation based upon or arising out of this Guaranty or any related instrument or agreement, or any of the transactions contemplated by this Guaranty, or any course of conduct, dealing, statements (whether oral or written), or actions of either of them. Neither the Bank nor the Guarantor shall seek to consolidate, by counterclaim or otherwise, any action in which a jury trial has been waived with any other action in which a jury trial cannot be or has not been waived. These provisions shall not be deemed to have been modified in any respect or relinquished by either the Bank or the Guarantor except by a written instrument executed by both of them.

Dated: September 25, 1996
                                   GUARANTOR:

ADDRESS:                           __________________________________

_______________________________    BY:_______________________________

_______________________________    ITS:_______________________________



                                                                     EXHIBIT G

                  FIRST TENNESSEE BANK NATIONAL ASSOCIATION


                          STANDARD FORM APPLICATION
                                     FOR
                         IRREVOCABLE LETTER OF CREDIT



                                                    Long Term Credit Agreement

                                 SCHEDULE "1"

                                 SUBSIDIARIES
                              (See Section 5.8)




        Investment               Owned                Percent      Jurisdiction of
           In                      By                Ownership       Organization

        Big O Tires, Inc.        Borrower              100%            Nevada

        Big O Retail             Big O                 100%            Colorado
        Enterprises, Inc.

        Big O Development,       Big O                 100%            Colorado
        Inc.

        O Advertising, Inc.      Big O                 100%            Colorado

        Big O Tire of Idaho,     Big O                 100%            Idaho
        Inc.

        Apex Tire, Inc.          Big O Retail           51%            Utah
                                 Enterprises, Inc.

        TBC International,       Borrower              100%            Delaware
        Inc.

        TBC Sales, Inc.          Borrower              100%            Delaware

        Northern States          Borrower              100%            Delaware
        Tire, Inc.

        Battery Associates,      Borrower              100%            Delaware
        Inc.
/TABLE

                                                                       9/23/96

                                  SCHEDULE 2


                       EXISTING INDEBTEDNESS AND LIENS


Existing Indebtedness:


   -  See attached listing of Big O Indebtedness.

   -  Indebtedness owing by Northern States Tires, Inc. to Bandag
      Incorporated in the approximate principal amount of $104,000.

   - Northern States Tire, Inc. is obligated to issue promissory notes in the aggregate amount of $298,471 in payment of the balance of the purchase price payable to the sellers of the business and assets it acquired in September 1995.

   - Northern States Tire, Inc. is obligated to credit deferred compensation equal to 12.7% of its annual net income to a deferred compensation account established on its books for Lorin Dore (the former owner of Northern States, who is currently its General Manager) and is permitted to offset 12.7% of annual losses against such account, through the year ending December 31, 2005.

   -  See Schedule 4 for a listing of existing Contingent Obligations.

Existing Liens:

   - Bandag, Incorporated holds a security interest in certain tire re-treading equipment owned by Northern States Tire, Inc.

   -  See attached listing of liens encumbering Big O assets.

   - First National Bank of Chicago has a lien on Big O's inventory and accounts receivable to secure amounts owing to the Bank under its existing line of credit with Big O.
05-Jul-96
01:13:04 PM

                                  BIG O TIRES, INC. AND SUBSIDIARIES
    SCHEDULE OF NOTES PAYABLE AND LONG TERM DEBT (INCLUDING CAPITAL LEASE OBLIGATIONS)
                                      YEAR TO DATE JUNE 30, 1996




                         BALANCE                                                       BALANCE          CURRENT          LONG-TERM
                         12-31-95       ADDITIONS      DELETIONS       TRANSFERS       06-30-96        MATURITIES         PORTION
N/P FIRSTBANK OF
 CHICAGO

    LINE OF CREDIT     2,650,000.00  15,300,000.00  (16,700,000.00)                   1,250,000.00                     1,250,000.00

    LIBOR                      0.00                                                           0.00                             0.00

    LIBOR                      0.00                                                           0.00                             0.00
    UNUSED LOC

 2726 N/P KELLY
 SPRINGFIELD           2,945,338.67                    (750,000.00)                   2,195,338.67    1,600,000.00       595,338.67

 SUBTOTAL CORPORATE    5,595,338.67  15,300,000.00  (17,450,000.00)         0.00      3,445,338.67    1,600,000.00     1,845,338.67

 BIG O DEVELOPMENT

    GIBSON NOTES
    (CHANDLER)                 0.00                                                           0.00                             0.00

    AT&T - L OWSEGO      405,327.00                      (3,228.07)                     402,098.93        9,763.93       392,335.00

    N/P BONDS                  0.00                                                           0.00                             0.00

    N/P - SENIOR DEBT  8,000,000.00                                                   8,000,000.00            0.00     8,000,000.00

    N/P - INDIANA
    WAREHOUSE          1,366,666.72                     (49,999.98)                   1,316,666.74       99,999.96     1,216,666.78

    N/P CONST.
    (RAMONA, CA)               0.00                                                           0.00            0.00             0.00

    SUBTOTAL BODI      9,771,993.72           0.00      (53,228.05)         0.00      9,718,765.67      109,763.89     9,609,001.78

    TOTALS            15,367,332.39  15,300,000.00  (17,503,228.05)         0.00     13,164,104.34    1,709,763.89    11,454,340.45

    LINE OF CREDIT     2,650,000.00  15,300,000.00  (16,700,000.00)         0.00      1,250,000.00            0.00     1,250,000.00

    OTHER             12,717,332.39           0.00     (803,228.05)         0.00     11,914,104.34    1,709,763.89    10,204,340.45

    TOTALS            15,367,332.39  15,300,000.00  (17,503,228.05)         0.00     13,164,104.34    1,709,763.89    11,454,340.45


 BIG O RETAIL ENTERPRISES, INC.:

    TIMMERMAN-MESA        53,988.05                     (15,282.22)                      38,705.83       32,893.01         5,812.82

 BIG O DEVELOPMENT

    CAP.LSE.
    OBLIG.BLDG.         113,431.73                       (2,506.95)                     110,924.78        6,097.24       104,827.54

    TOTALS              199,977.52            0.00      (17,789.17)        0.00         149,630.61       38,990.25       110,640.36
/TABLE

                                         Big O Liens



    Property Address                 Property Use                  Status            Encumbrances
 875 American Pacific Drive          Regional                 Used for Company      Indenture for Senior
 Henderson, Nevada                   Distribution Center      Operations            Secured Notes


 3511 South T.K. Avenue              Regional Sales           Used for Company      Indenture for Senior
 Boise, Idaho                        Service &                Operations            Secured Notes
                                     Distribution Center

 Approximately 3.0 acres             Vacant                   For Sale              None
 adjoining Boise Regional Sales,
 Service & Distribution Center

 640 Park Boulevard                  Regional Sales           Used for Company      Mortgage for the
 New Albany, Indiana                 Service &                Operations            benefit of National
                                     Distribution Center                            City Bank, Kentucky

 161 Southgate Drive                 Big O Tires              Vacant Land to be     None
 Georgetown, KY                      Retail Store             developed for
                                                              sale to a
                                                              Franchisee

 Approximately 5.01 acres            Vacant                   For Sale              None
 adjoining the former Vacaville
 Regional Sales, Service &
 Distribution Center, Vacaville,
 California

 14891 East Colfax Avenue           Big O Tires Retail        Being Renovated       None
 Aurora, Colorado                   Store                     for Lease or sale

 900 East Highway 66                Big O Tires Retail        Leased to             None
 Gallup, New Mexico                 Store                     Franchisee

 6800 West 120th                    Unimproved Land           For Sale              None
 Broomfield, Colorado

 2510 N. 75th Avenue                Big O Tires Retail        Vacant Land           None
 Phoenix, Arizona                   Store                     Being Developed
 (Westridge Mall)                                             for Sale to
                                                              Franchisee

 61st & Bell                        Big O Tires Retail        Vacant Land           None
 Phoenix, Arizona                   Store                     Being Developed
                                                              for Sale to a
                                                              Franchisee.

 40420 California Oaks Road         Big O Tires Retail        Vacant Land           None
 Murrieta, California               Store                     Being Developed
                                                              for Sale to a
                                                              Franchisee.

 2210 Haines Avenue                 Big O Tires Retail        Vacant Land           None
 Rapid City, South Dakota           Store                     Being Developed
                                                              for Sale to a
                                                              Franchisee.

 1506 N. College Avenue             Big O Tires Retail        Vacant Land           None
 Ft. Collins, Colorado              Store                     Being Developed
                                                              for Sale to a
                                                              Franchisee.

 3405 E. 10th Street                Big O Tires Retail        Vacant Land           None
 Sioux Falls, SD                    Store                     to be Developed
                                                              for Sale to a
                                                              Franchisee

 5600 West 3400 South               Big O Tires Retail        Vacant Land           None
 West Valley, Utah                  Store                     to be Developed
                                                              for Sale to a
                                                              Franchisee

 Lot 1, Block 1, Lehi City Plaza    Big O Tires Retail        Earnest Money         N/A
 Subdivision, Lehi, Utah            Store                     deposit of
                                                              $10,000

 104th & Colorado Blvd.             Big O Tires Retail        Earnest Money         N/A
 Thorton, Colorado                  Store                     deposit of
                                                              $10,000

 Pad Site on Marcola Way            Big O Tires Retail        Earnest Money         N/A
 Springfield, Oregon                Store                     deposit of
                                                              $10,000

 Outlot LL/01 New Castle Plaza      Big O Tires Retail        Earnest Money         N/A
 New Castle, IN                     Store                     deposit of
                                                              $10,000

 Quincy & Wadsworth                 Training Store            Vacant Land           None
 Denver, Colorado                                             Being Developed
                                                              for Big O Tires
                                                              Training
                                                              Facility - Will
                                                              Find Owner to
                                                              Purchase the
                                                              Facility and
                                                              Lease Back to
                                                              the Company.
/TABLE

                                  SCHEDULE 3

                          EXISTING LETTERS OF CREDIT




   Letter of credit issued by First Tennessee Bank to The Travelers Insurance Company in the amount of $310,000, which will expire on 9/1/97.

   Letter of credit issued by First Tennessee Bank to United States Fire
   Insurance Company in the amount of $300,000, which will mature on 9/1/97.


                                                                       9/23/96

                                  SCHEDULE 4

               EXISTING CONTINGENT OBLIGATIONS AND INVESTMENTS


Existing Contingent Obligations:

   -  See attached listing of Big O Guarantees.

   - Borrower has guaranteed a $1.5 million line of credit made available to TBC de Mexico by First Tennessee Bank.

   - Borrower has guaranteed all obligations of Northern States Tire, Inc. to Bandag Incorporated.

   - Big O, TBC Sales, Inc., and TBC International, Inc. have guaranteed the obligations of Borrower under the Private Placement.

   - Borrower has guaranteed all obligations of Big O under an Indenture, Mortgage, Deed of Trust, Security Agreement, and Financing Statement (Fixture Filing), dated as of April 27, 1994, as amended, and the 8.71% Senior Secured Notes due 2004 in the aggregate principal amount of $8,000,000, issued by Big O pursuant thereto.


Existing Investments:

   -  See Schedule 1 for a listing of all Subsidiaries.

   - Borrower owns 40% of the ownership interests in TBC de Mexico, a Mexican Company.

   - Borrower owns 50% of TBC Worldwide, a Delaware limited liability company.

   -  See attached listing of Big O Notes Receivable and pending MAP loans.

   - See attached listing of Notes Receivable held by Borrower, Battery Associates, Inc., and Northern States Tire, Inc.

   -  Big O Joint Ventures:

      - Big O Retail Enterprises, Inc. is a 50% partner in Big O/S.A.N.D.S. Joint Venture, a California partnership.

      - Big O Retail Enterprises, Inc. is a 50% partner in Big O/BMT Joint Venture, a California partnership.

      - Big O Development, Inc. is a 50% partner in Intermountain Development Joint Venture, a Colorado partnership.

      - Big O Development, Inc. is a 50% partner in SCB Group Joint Venture, a California partnership.

      - Big O Retail Enterprises, Inc. is a 50% shareholder in Tires Industries Corporation, a Utah corporation.
                                             Financial Guarantees

                                                                   Total            Total           Big O
                                                 Big O           Outstanding     Outstanding       Guaranty
                                                 Percent          Balance          Balance         Portion
                                                 Guaranty         12/31/95         03/31/96        03/31/96

   Sun Trust Credit (formerly
   Stephens Franchise Financing):
     RBO/Ken Raley                              100.00%           430,741.33       405,320.53      405,320.53
     Rando, Vannie DePeiro & Roger Case          60.00%           131,729.60       123,980.80       74,388.48
     Stone City Tire, Richard Pflanz & Jerry
      Thurman                                    60.00%           105,210.00        99,198.00       59,518.80
     Candelario, McKeller, Toscan &
      Ballentine                                 60.00%           117,985.50        92,083.64       55,250.18

                                                                                                   594,477.99

   ICON Capital Corp.
     Star Tire and Service                      100.00%             9,205.30         6,137.20        6,137.20
     Superior Tire                              100.00%            20,607.90        14,425.83       14,425.83
     Cuza Corp.                                 100.00%            26,308.96        17,539.64       17,539.64
     H&K Tires                                  100.00%            24,931.95        15,866.15       15,866.15
     Adamson Tire & Brake                       100.00%            27,260.80        20,445.85       20,445.85
     Aneree Assoc.                              100.00%             4,319.17         1,440.39        1,440.39


                                                                                                    75,855.06

   FBS Leasing
     G&H Tire Service, Inc.                     100.00%             7,791.62         7,791.62        7,791.82
     G&H Tire Service, Inc.                     100.00%            12,522.13         8,997.97        8,997.97

                                                                                                    16,789.79

   AT&T Real Estate Joint Venture Loans:
     Intermountain Realty - 001 (Castle
       Rock - sold 4/96)**                      100.00%           402,514.43       398,870.54      398,870.54
     Intermountain Realty - 803 (Frisco, CO)    100.00%           432,168.82       432,661.35      432,661.35
     Intermountain Realty - 003 (Montrose, CO)  100.00%           407,927.41       405,162.69      405,162.69
     Intermountain Realty - 004 (Aurora,CO-
       Smoky Hill-sold 4/96)                    100.00%           511,469.01       508,002.66      508,002.66
     Intermountain Realty - 005 (Colorado
       Springs, CO-Academy)                     100.00%           509,635.33       506,291.05      506,291.05
     Intermountain Realty - 006 (Parker, CO)    100.00%           492,298.60       489,175.71      489,175.71
     Intermountain Realty - 007 (Sioux Falls,
       SD)                                      100.00%           488,522.48       488,522.48      488,522.48
     Intermountain Realty - 008 (Northglenn,
       CO)                                      100.00%           501,172.71       498,867.21      498,867.21
     Storms Tires (Payson, AZ)                  100.00%           328,118.48       326,407.34      326,407.34

                                                                                                 4,053,961.03


   AT&T Equipment Joint Venture Loans:
     Herbert Hawley Joint Venture               100.00%            54,219.42        49,994.04       49,994.04
     Big O/CSB Joint Venture                    100.00%            52,609.95        46,122.16       46,122.16
     Big O/CSB Joint Venture                    100.00%            52,624.32        46,136.85       46,136.85
     Big O/CSB Joint Venture                    100.00%            98,289.22        86,528.20       86,528.20
     Big O/CSB Joint Venture                    100.00%            66,297.57        62,594.75       62,594.75
     Big O/S.A.N.D.S. Joint Venture             100.00%            57,190.93        50,759.18       50,759.18
     Big O/CMT Joint Venture                    100.00%            79,435.34        76,009.18       76,009.18

                                                                                                   418,144.36

   The Money Store:
     Golden Ventures, LLC, Mr. and Mrs.
      Engebretson (18, 2/96-7/97)               100.00%           137,765.00       122,458.08      122,458.08
     Brawl, Inc., Bob Joy and Loren Howe
      (18, 11/95-10/96)                         100.00%            62,046.00        37,227.60       37,227.60
     Chandler, AZ Figgins/Judd (18,
      7/95-12/96)                               100.00%            85,901.00        64,425.42       64,425.43
     Rand Rogenes, Brea, CA (12,
      8/95 - 7/96)                              100.00%            43,642.00        24,938.24       24,938.24
     Marine E. Compton and Sandra S.
      Kelly Compton (18, 2/96 - 7/97)           100.00%           149,110.00       132,542.24      132,542.24
     JSM Tire, Inc.; Stephen L. & Jean M.
      Morris (18, 2/96 - 7/97)                  100.00%           147,023.00       130,687.52      130,687.52
     Mr. Richard Parry (Santa Maria, CA)
      (18, 5/96 - 12/97)*                       100.00%                            141,285.42      141,285.42
     Mr. Gale Miller  (Albuquerque, NM)
      (18, 5/96 - 12/97)*                       100.00%                            137,638.98      137,638.98
     Mr. Joe Williams (Redmond, WA)
      (18, 7/96 - 1/98)*                        100.00%                             55,224.00       55,224.00

                                                                                                   846,427.50
   Heller First Capital
     Woodmore Automotive, Inc. (18 months)      100.00%                            144,556.20      144,556.20

                                                                                                   144,556.20

   Minnequa Bank
     Intermountain Realty (Pueblo -             100.00%                            382,511.72     382,511.72
      scheduled for sale on 7/22/96)
                                                                                                  382,511.72



      Total Franchisee Financing                                                                6,532,723.65

      Notes Receivable Guarantee - CIT                                                          1,391,373.95

      Real Estate Lease Guarantees                                                              6,268,603.78

      Mortgage Loan Guarantee -Allstate                                                         2,720,226.79

         Total Guarantees                                                                      16,912,928.17


   Additions through 9/16/96:

   Heller First Capital
   Granada Enterprises Corp. (18 months)
    100% guarantee $144,468.00


   *Additions after 03/31/96
   ** Deletions after 03/31/96
/TABLE

                              BIG O TIRES, INC.
                  CONSOLIDATED SCHEDULE OF NOTES RECEIVABLE
                          YEAR TO DATE JUNE 30,1996
      ______________________PRINCIPAL BALANCES___________________________



                                      BALANCE                                       BALANCE        CURRENT           LONG-TERM
 DESCRIPTION                          12-31-95        ADDITIONS       PAYMENTS      06-30-96       MATURITIES        PORTION

 OFFICE 1828 N/R - CORP :MISC

 BOISE TRUST                         29,372.74                       (3,707.10)     25,665.64       7,994.09         17,671.55

 DENVER TRUST                        37,360.79                            0.00      37,360.79      11,756.37         25,604.42

 FOUNTAIN                           296,321.72                       (4,666.55)    291,655.17       9,966.13        281,689.04

 FOUNTAIN                           173,358.71                      (13,048.04)    160,310.67      27,866.05        132,444.62

 CONSOLIDATED TIRE SPOKANE           15,077.39                            0.00      15,077.39           0.00         15,077.39

 CHRIS HANNAH                         9,052.05                       (9,052.05)          0.00           0.00              0.00

 PROGRESSIVE                         64,192.52                      (48,144.36)     16,048.16      16,048.16              0.00

 SASHA ATTA                           8,226.39                       (6,114.05)      2,112.34       2,112.34              0.00

 HUNTINGTON BEACH                       733.88                         (733.88)          0.00          0.00              0.00

 MONTROSE HAWLEY                          0.00       114,292.00      (5,940.40)    108,351.60      19,083.36         89,268.24

 MIRAMAR MOORE                            0.00        13,059.83      (1,049.78)     12,010.05       7,098.75          4,911.30

 WESTMINSTER, CA                          0.00         3,693.95        (729.78)      2,964.17       2,964.17              0.00

 COSTA MESA HOLSTINE                      0.00        20,000.00                     20,000.00           0.00         20,000.00

 REDMOND, WA                              0.00        51,386.47     (25,000.00)     26,386.47       4,282.61         22,103.86

 HAMILTON ST. HELENS                      0.00        15,000.00                     15,000.00       3,171.03         11,828.97


 1828 N/R - CORP.:MISC.             633,696.19       217,432.25    (118,185.99)    732,942.45     112,343.06        620,599.39


 29 N/R - CORP.:RELATED PARTIES


 ROQUET                              20,000.00                      (20,000.00)          0.00          0.00               0.00

 CSB                                590,444.10                       (5,143.24)    585,300.86     11,267.22         574,033.64

 CSB                                      0.00       250,000.00      (6,103.67)    243,896.33     15,793.05         228,103.28

                                    610,444.10       250,000.00     (31,246.91)    829,197.19     27,060.27         802,136.92


 85 N/R

 MINNESALE                          470,547.77                      (16,470.08)    454,077.69          0.00         454,077.69

 40 N/R - KY : A/R TO NOTES

 COMMONWEALTH TIRE CO.               45,112.05                       (6,664.43)     38,447.62     12,474.34          25,973.28

 DENVER RSSC

 1830 N/R - COLO.:STORE SALES

 FOOTE LOVELAND                     339,998.77                            0.00     339,998.77         0.00          339,998.77

 WILLIAMS - COSTA MESA 17TH         201,260.66                     (201,260.66)          0.00         0.00                0.00

 N/R - SALEM                         37,757.00                       (8,653.56)     29,103.44    18,854.31           10,249.13

 1830 N/R - COLO.:STORE SALES       579,016.43             0.00    (209,914.22)    369,102.21    18,854.31          350,247.90


 1832 N/R - COLO.:A/R TO NOTES

 LEBARON                            203,962.76                       (9,848.71)    194,114.05    21,152.06          172,961.99

 CASPER                              11,761.38                                      11,761.38     7,480.24            4,281.14

 CASPER                              28,899.40                       (4,705.49)     24,193.91    14,206.53            9,987.38

 WESTAR                              24,922.01                          452.74      25,374.75       841.69           24,533.06

 GILLETTE                            33,444.88                       (3,321.43)     30,123.45     7,301.88           22,821.57

 BRIGHTON                            66,657.39                       (4,379.65)     62,277.74    13,829.88           48,447.86




      ______________________PRINCIPAL BALANCES___________________________

                                      BALANCE                                       BALANCE        CURRENT           LONG-TERM
 DESCRIPTION                          12-31-95        ADDITIONS       PAYMENTS      06-30-96       MATURITIES        PORTION


 GOLDEN                              37,000.00                            0.00      37,000.00     7,272.14           29,727.86

 LINCOLN, NE                         60,044.75                       (1,731.92)     58,312.83    10,438.70           47,874.13

 ALBQ, NM MILLER                          0.00        50,000.00           0.00      50,000.00     2,643.59           47,356.41

 PUEBLO KEITH                             0.00        13,974.22      (3,493.56)     10,480.66    10,480.66                0.00

 GALLUP LELOFF                            0.00       139,339.79        (511.47)    138,828.32    14,543.03          124,285.29

 1832 N/R - COLO.:A/R TO NOTES      466,692.57       203,314.01     (27,539.49)    642,467.09   110,190.40          532,276.69

 __VILLE RSSC

 N/R - NO. CAL.:A/R TO NOTES

 N/R - STORE 9 NAPA                  28,295.34                       (4,942.54)     23,352.80    10,699.73           12,653.07

 N/R - STORE 38 ROCKLIN              22,596.36                       (3,916.14)     18,680.22     8,471.94           10,208.28

 N/R - STORE 41 CARMICHAEL           29,263.30                       (6,217.54)     23,045.76    11,602.65           11,443.11

 N/R - STORE 41 CARMICHAEL           19,320.93                       (3,348.48)     15,972.45     7,243.87            8,728.58


 N/R - CITRUS HEIGHTS MCKELLAR       33,722.79       (33,191.08)       (531.79)          0.00         0.00                0.00

 N/R - CITRUS HEIGHTS MCKELLAR        6,000.00        (6,000.00)          0.00           0.00         0.00                0.00

 N/R - CITRUS HEIGHTS MCKELLAR            0.00       142,176.96                    142,176.96     2,408.64          139,768.32

 N/R - STORE 102 SAN RAFAEL          26,848.69                       (4,829.87)     22,018.82    10,448.06           11,570.76

 N/R - STORE 137 VISALIA             78,782.01                       (5,171.80)     73,610.21    11,274.88           62,335.33

 N/R - STORE 141 LINCOLN              7,709.26                       (4,110.09)      3,599.17     3,599.17                0.00

 N/R - STORE 5127 LOS BANOS          27,626.30                      (14,728.63)     12,897.67    12,897.67                0.00

 1852 N/R - NO. CAL.:A/R TO NOTES   280,164.98       102,985.96     (47,796.88)    335,354.06    78,646.61          256,707.45


 N/R - SO.CAL.:A/R TO NOTES
 MESA GILBERT RD                     18,910.60                       (4,055.52)     14,855.08     8,784.10            6,070.98

 RIVERSIDE, CA DUDDY                  9,385.39        46,282.89      (4,762.31)     50,905.97     8,356.42           42,549.55

 CORONA DUDDY                        70,016.93                       (6,254.73)     63,762.20    13,534.38           50,227.82

 SCOTTSDALE GUNNELL                 188,070.66                       (6,491.66)    181,579.00    14,324.80          167,254.20

 BREA ROGENES                        30,570.49                       (2,812.60)     27,757.89     6,189.27           21,568.62

 CHANDLER JUDD                       27,992.92                       (2,581.12)     25,411.80     5,637.92           19,773.88

 SAN MARCOS                          51,673.09                      (51,673.09)          0.00         0.00                0.00

 TUCSON THORNYDALE                   34,000.00                            0.00      34,000.00     4,776.57           29,223.43

 CHANDLER, AZ                             0.00        10,767.48      (8,892.05)      1,875.43     1,875.43                0.00

 WESTMINSTER, CA                          0.00        40,134.00           0.00      40,134.00     2,087.87           38,046.13

 EL CENTRO, CA                            0.00        40,000.00      (2,076.26)     38,723.74     7,196.73           31,527.01

 LAHABRA ALTMAN                           0.00        86,390.17      (4,788.59)     81,601.58    14,437.03           67,164.55

 REDLANDS ROGERS                          0.00       129,418.62      (6,396.87)    123,021.75    28,323.66           94,698.09

 MIRAMAR MOORE                            0.00        60,745.08           0.00      60,745.08         0.00           60,745.08

 LANCASTER FELIX                          0.00        27,429.41        (704.45)     26,724.96     4,487.85           22,237.11


 1862 N/R - SO. CAL:A/R TO NOTES    430,620.08       441,967.65    (101,489.25)    771,098.48   120,012.03          651,086.45

 ___

 72 N/R - IDAHO:A/R TO NOTES

 N/R - OREM                         462,560.38                       (2,007.95)    460,552.43     4,264.23          456,288.20

 N/R - EVANSTON                      47,029.13                       (4,493.49)     42,535.64    15,744.76           26,790.88

 N/R - D AND J                       11,098.96                       (8,347.27)      2,751.69     2,751.69                0.00

 N/R - ROY                           40,766.89                       (2,344.40)     38,422.49     5,117.69           33,304.80

 N/R - SPOKANE                      235,244.43                            0.00     235,244.43    69,294.64          165,949.79

 N/R - SLC (HIGHLAND)                59,160.00                       (1,909.73)     57,250.27    10,051.44           47,198.83


      ______________________PRINCIPAL BALANCES___________________________

                                      BALANCE                                       BALANCE        CURRENT           LONG-TERM
 DESCRIPTION                          12-31-95        ADDITIONS       PAYMENTS      06-30-96       MATURITIES        PORTION




 N/R - LAKE OSWEGO                   30,000.00                            0.00      30,000.00     8,413.91           21,586.09

 N/R - EVERETT                            0.00        6,782.94       (2,168.25)      4,614.69     4,614.69                0.00

 1872 N/R - IDAHO:A/R TO NOTES      885,859.79        6,782.94      (21,271.09)    871,371.64   120,253.05          751,118.59

 TOTALS                           4,402,153.96    1,222,482.81     (580,578.34)  5,044,058.43   599,834.07        4,444,224.36

 BIG O DEVELOPMENT

 BESSIE PAULSEN TUFTS               293,539.87                       (1,717.28)    291,822.59     3,681.28          288,141.31

 GRAND TOTAL                      4,695,693.83   1,222,482.81      (582,295.62)  5,335,881.02   603,515.35        4,732,365.67


 PER ABOVE                        4,695,693.83   1,222,482.81      (582,295.62)  5,335,881.02   603,515.35        4,732,365.67


 CLASSIFICATION

 NET ASSETS ON STORE SALES         (470,547.77)          0.00        16,470.08    (454,077.69)        0.00         (454,077.69)

 CSB NOTE REC. ON SALE OF
 JOINT VENTURE VENTURE             (550,000.00)                                   (550,000.00)                     (550,000.00)

 NOTES RESERVED FOR:
    CASPER                          (11,761.38)          0.00             0.00     (11,761.38)   (7,480.24)          (4,281.14)

    CASPER                          (28,899.40)          0.00         4,705.49     (24,193.91)  (14,206.53)          (9,987.38)

    OREM                           (462,560.38)          0.00         2,007.95    (460,552.43)   (4,264.23)        (456,288.20)

                                  3,171,924.90   1,222,482.81      (559,112.10)  3,835,295.61   577,564.35        3,257,731.26

 OTHER                            3,111,480.80     972,482.81      (527,865.19)  3,556,098.42   550,504.08        3,005,594.34

 RELATED PARTIES                     60,444.10     250,000.00       (31,246.91)    279,197.19    27,060.27          252,136.92

                                  3,171,924.90   1,222,482.81      (559,112.10)  3,835,295.61   577,564.35        3,257,731.26



                                       CURRENT         CURRENT            NET             NET            TOTAL
                                        OTHER          RELATED           OTHER          RELATED

 BALANCES PER BOOKS, JUNE 30, 1996   576,455.08       27,060.27      4,480,228.75       252,136.92    5,335,881.02

 ADJUSTMENTS                          25,951.00            0.00      1,474,634.41             0.00    1,500,585.41

 ADJUSTED BALANCES, JUNE 30, 1996    550,504.08       27,060.27      3,005,594.34       252,136.92    3,835,295.61



POST JUNE 30, 1996 ADDITIONS:

Rapid City Dacar  $38,413.10
Sacramento        $25,500.00
Murrieta Granada  $48,000.00
/TABLE

                              PENDING MAP LOANS


APPROVED WAITING FOR FINAL NUMBERS AND FRANCHISEE SIGNATURE

 FRANCHISEE                                          APPROXIMATE AMOUNT

 Robert Osnes                                                 $50,000
 Jan Kirk                                                    $148,988



 TOTAL PENDING MAPS                                          $198,988


 MAP LOANS DISCUSSED, NOT YET APPROVED BY BIG O.


 FRANCHISEE                                          FRANCHISEE LOCATION


 Guido Bertoli                                       Santa Cruz, CA

 Steve Wallace                                       Louisville, KY


 TOTAL # OF MAP LOANS PENDING = 4
TBC CORPORATION (PARENT)
SCHEDULE OF NOTES AND TRADE
ACCEPTANCES RECEIVABLE
AS OF MAY 31, 1996
(Unaudited)



                                    ORIGINATION       ORIGINAL      INTEREST       TOTAL                     LONG
            PAYOR                     DATE             AMOUNT         RATE          OWED      CURRENT        TERM
NOTES RECEIVABLE
 Wall Tire Distributors, Inc.        04/1/89        $4,896,673        10.00%    $4,896,673       --       $4,896,673
    Payment terms: No payments
    have been made.  The matter
    is now in litigation.

 Emery Sales, Inc.                  09/10/93           651,236         7.50%        38,191     38,191           --
    (Amount shown as due is net
    of $194,981, which was
    written off in December 1994
    and $150,000,which was
    written off in December
    1995.)

    Payment terms:  payments of
    $12,146.04 per month are
    currently being made.  A
    balloon payment was due
    on October 10, 1994.

    Interest:  no longer is being
    applied.

 Southwest Tire & Supply            02/15/94         2,500,000         9.25%       276,012    276,011           --
    Payment terms: equal monthly
    payments of $27,059.00.
    Payments are computed using
    prime rates in effect on
    February 15th of each year.

    Interest: included as part
    of the monthly payment, at a
    rate of prime + 1.00%

 Kost Tire Distributors             04/30/96         1,595,607        10.25%     1,468,770  1,468,770           --
    Payment terms: equal monthly
    payments of $140,464.77
    beginning May 15, 1996 and
    ending April 15, 1997.

    Interest: included as part
    of the monthly  payment, at
    the rate of 10.25% per annum.

 Pedro Garcia                       08/15/95            60,000         8.75%        46,055      7,770         38,285
    Payment terms: equal monthly
    payments of $957.75
    beginning  September 15,
    1995 and ending September 15,
    2002.

    Interest:
    included as part of the monthly
    payment, at the  prime rate.


 V.I.P., Inc.                      09/06/95            400,000         8.75%       266,666    266,666           --
    Payment terms: interest only
    for the first six months,
    equal principal reduction for
    the last six months with
    payments ending September 6,
    1996.

    Interest:
    included as part of the monthly
    payment, at the prime rate.

 Aspen Enterprises, Inc.          10/15/95           1,000,000         8.75%       726,118    503,168       222,950
    Payment terms: equal monthly
    payments of $45,570.12
    beginning November 15,
    1995 and ending October 15,
    1997.

    Interest: included as part
    of the monthly payment, at the
    present rate of 8.75%, adjusted
    annually.

    Total Notes Receivable - TBC                                                 7,718,485  2,560,576     5,157,908
/TABLE

BATTERY ASSOCIATES, INC.
SCHEDULE OF NOTES RECEIVABLE
AS OF MAY 31, 1996 (unaudited)




                         Original     Initiation                  Monthly   Current   Long-Term
          Name            Amount          Date      Rate          Payment   Portion    Portion      Total

 Pennsylvania Battery     39,534       05/01/88    10.50%        $   620    $6,793     $ 2,427     $9,220

 Coalinga Battery         59,817       03/01/95    10.50%          1,501    13,961      30,900     44,861

 Ohio Battery Warehouse   82,623       05/02/90    10.50%          1,084     8,831      34,913     43,744

 Arkansas Battery        101,444       08/25/92    10.25%          1,327     8,669      65,956     74,625

 Tri-Cities Battery       97,465       10/05/92    10.50%          1,134     7,267      56,502     63,769

 Northern Battery         54,001       03/01/95    10.50%          2,838    30,680      13,808     44,488

 TOTAL                                                                     $76,201    $204,506   $280,707







Notes:

- The interest rate on the Ohio Battery Warehouse note is based on prime rate plus 2% to be adjusted annually on January 1st.

- The interest rate on the Arkansas Battery note is based on federal discount rate plus 5% to be adjusted semi-annually on January 1st and July
   1st.

-  The interest rate on the Tri-Cities Battery, Pennsylvania Battery,
   Coalinga Battery and Northern Battery notes are based on prime rate plus
   2% to be adjusted semi-annually on January 1st and July 1st.
/TABLE

                          NORTHERN STATES TIRE, INC.

                    Notes Receivable as of August 31, 1996




 Pittsfield Tire & Auto     Aug 97    12% INT    $ 6,544.88

 Dracut                     July 96   12% INT    $ 4,926.45

 County Tire                Mar 00     0% INT    $29,000.00

 *Wilder Auto               Oct 98     0% INT    $ 9,800.00

 Berry Tire Company         July 97              $27,634.53

 Strobel's Garage           July 97              $ 1,960.55

 TBW Automotive             July 97              $ 6,622.42

Ledger Balance Agreements


 **Bob Aronson Tire         _______   0% INT     $15,000.00

 Nite Owl Tire              Sept 96   0% INT     $30,000.00

 Pittsfield Tire            Sept 96   0% INT     $ 5,652.67

 County Tire                Sept 96   0% INT     $10,000.00


                                                 $154,778.24

*    Will be paid at time of FDIC settlement, should be September 98.

** Pay back only being if inventory turns aren't adequate. Interest rate on ledger balance is 12% if they don't abide by repayment schedule.






                                                                  EXHIBIT 4.2



                                $48,500,000

                        SHORT TERM CREDIT AGREEMENT



                                  among



                            TBC CORPORATION,

                            as the Borrower,



                THE LENDING INSTITUTIONS PARTY HERETO,

                            as the Lenders



               FIRST TENNESSEE BANK NATIONAL ASSOCIATION

                      as the Administrative Agent,

                                and


                             NBD BANK,

                         as the Co-Agent


                           dated as of

                       September 25, 1996







        This Short Term Credit Agreement, dated as of September 25, 1996, is among TBC Corporation, the Lenders, NBD Bank, as Co-Agent and First Tennessee Bank National Association as Administrative Agent. The parties hereto agree as follows:

                                    ARTICLE I

                                   DEFINITIONS

        As used in this Agreement:

        "Acquisition" means any transaction, or any series of related transactions, consummated on or after the date of this Agreement, by which the Borrower or any of its Subsidiaries (i) acquires any going business or all or substantially all of the assets of any firm, corporation, partnership, joint venture, or limited liability company, or division thereof, or any other entity, whether through purchase of assets, merger or otherwise or (ii) directly or indirectly acquires (in one transaction or as the most recent transaction in a series of transactions) at least a majority (in number of votes) of the securities of a corporation which have ordinary voting power for the election of directors (other than securities having such power only by reason of the happening of a contingency) or a majority (by percentage or voting power) of the outstanding ownership interests of a partnership or limited liability company, or joint venture or any other entity.

        "Acquisition Agreement" means the acquisition documents entered into between the Borrower and Big O pursuant to the Big O Acquisition.

        "Administrative Agent" means First Tennessee Bank in its capacity as administrative agent for the Lenders pursuant to Article X, and not in its individual capacity as a Lender, and any successor Administrative Agent appointed pursuant to Article X.

        "Advance" means a borrowing hereunder (or conversion or continuation thereof) consisting of the aggregate amount of the several Loans made on the same Borrowing Date (or date of conversion or continuation) by the Lenders to the Borrower of the same Type.

        "Affiliate" of any Person means any other Person directly or indirectly controlling, controlled by or under common control with such Person. A Person shall be deemed to control another Person if the controlling Person owns 10% or more of any class of voting securities (or other ownership interests) of the controlled Person or possesses, directly or indirectly, the power to direct or cause the direction of the management or policies of the controlled Person, whether through ownership of stock, by contract or otherwise.

        "Aggregate Commitment" means the aggregate of the Commitments of all the Lenders, as reduced from time to time pursuant to the terms hereof.





        "Aggregate Outstandings" means, at any date of determination, the aggregate of the Outstandings of all the Lenders as of such date of determination.

        "Agreement" means this short term credit agreement, as it may be amended or modified and in effect from time to time.

        "Alternate Base Rate" means, for any day, a rate of interest per annum equal to the higher of (i) the Corporate Base Rate for such day or (ii) the sum of Federal Funds Effective Base Rate for such day plus 1/2% per annum.

        "Article" means an article of this Agreement unless another document is specifically referenced.

        "Authorized Officer" means any of the President, Senior Vice President Operations and Treasurer or Vice President and Controller of the Borrower, acting singly.

        "Big O" means Big O Tires, Inc., a Nevada corporation.

        "Big O Acquisition" means the acquisition by the Borrower of all of the outstanding shares of Big O for a total aggregate purchase price not exceeding $60,000,000.

        "Borrower" means TBC Corporation, a Delaware corporation, and its successors and assigns.

        "Borrowing Date" means a date on which an Advance is made hereunder.

        "Borrowing Notice" is defined in Section 2.9.

        "Business Day" means (i) with respect to any borrowing, a day (other than a Saturday or Sunday) on which banks generally are open in Memphis and New York for the conduct of substantially all of their commercial lending activities and (ii) for all other purposes, a day (other than a Saturday or Sunday) on which banks generally are open in Memphis for the conduct of substantially all of their commercial lending activities.

        "Capital Expenditure" means, for any Person and for any period of its determination, the aggregate of all expenditures and costs (whether paid in cash or accrued as liabilities during that period and including that portion of Capital Leases placed in effect during that period which is capitalized on the balance sheet of such Person) of such Person during such period that, in conformity with GAAP, are required to be included in or reflected by the property, plant, or equipment, or any similar fixed asset or long term capitalized asset accounts reflected in the balance sheet of such Person. Capital Expenditures does not include amounts attributed to construction or development of Retail Stores Under Development.

        "Capitalized Lease" of a Person means any lease of Property by such Person as lessee which would be capitalized on a balance sheet of such Person prepared in accordance with GAAP.





        "Capitalized Lease Obligations" of a Person means the amount of the obligations of such Person under Capitalized Leases which would be shown as a liability on a balance sheet of such Person prepared in accordance with GAAP.

        "Change in Control" means the acquisition by any Person, or two or more Persons acting in concert, of beneficial ownership (within the meaning of Rule 13d-3 of the Securities and Exchange Commission under the Securities Exchange Act of 1934) of 20% or more of the outstanding shares of voting stock of the Borrower.

        "Closing Date" means the date on which the conditions set forth in
   Section 4.1 shall have been fulfilled.

        "Co-Agent" means NBD Bank, a Michigan banking corporation.

        "Code" means the Internal Revenue Code of 1986, as amended, reformed or otherwise modified from time to time.

        "Commitment" means, for each Lender, the obligation of such Lender to make Loans as provided herein not exceeding the amount set forth opposite its signature below or as set forth in any Notice of Assignment relating to any assignment that has become effective pursuant to Section 12.3.2, as such amount may be modified from time to time pursuant to the terms hereof.

        "Condemnation" is defined in Section 7.8.

        "Consolidated Funded Indebtedness" means, at any date, all Funded Indebtedness of the Borrower and its Subsidiaries at such date, determined on a consolidated basis.

        "Consolidated Net Income" means, for any period, the consolidated net income or loss of the Borrower and its Subsidiaries for such period, determined in accordance with GAAP.

        "Consolidated Net Worth" means, at any date, the consolidated net worth of the Borrower and its Subsidiaries at such date, determined in accordance with GAAP.

        "Consolidated Tangible Net Worth" means, at any date, Consolidated Net Worth after subtracting therefrom the aggregate amount of all intangible assets of the Borrower and its Subsidiaries, including, without limitation, goodwill, franchises, licenses, patents, trademarks, trade names, copyrights, service marks, brand names and operating rights, all determined in accordance with GAAP.

        "Contingent Obligation" of a Person means any agreement, undertaking or arrangement by which such Person assumes, guarantees, endorses, contingently agrees to purchase or provide funds for the payment of, or otherwise becomes or is contingently liable upon, the obligation or liability of any other Person, or agrees to maintain the net worth or working capital or other financial condition of any other Person, or





   otherwise contractually assures any creditor of such other Person against loss.

        "Conversion/Continuation Notice" is defined in Section 2.10.

        "Controlled Group" means all members of a controlled group of corporations and all trades or businesses (whether or not incorporated) under common control which, together with the Borrower or any of its Subsidiaries, are treated as a single employer under Section 414 of the Code.

        "Corporate Base Rate" means a rate per annum equal to the prime rate of interest announced by NBD from time to time, changing when and as said prime rate changes.

        "Default" means an event described in Article VII.

        "EBIT" means, with respect to the Borrower and its Subsidiaries and for any period of its determination, the Consolidated Net Income of the Borrower and its Subsidiaries for such period, plus the consolidated interest expense and taxes, all determined in accordance with GAAP consistently applied.

        "EBITDA" means, with respect to the Borrower and its Subsidiaries for any period of determination, EBIT of the Borrower and its Subsidiaries for such period, plus depreciation and amortization of the Borrower and its Subsidiaries for such period, all determined in accordance with GAAP.

        "Environmental Laws" means any and all federal, state, local and foreign statutes, laws, judicial decisions, regulations, ordinances, rules, judgments, orders, decrees, plans, injunctions, permits, concessions, grants, franchises, licenses, agreements and other governmental restrictions relating to (i) the protection of the environment, (ii) the effect of the environment on human health, (iii) emissions, discharges or releases of pollutants, contaminants, hazardous substances or wastes into surface water, ground water or land, or (iv) the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, hazardous substances or wastes or the clean-up or other remediation thereof.

        "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and any rule or regulation issued thereunder.

        "Existing Credit Facilities" means each of those credit facilities described in Sections 4.1(b)(v) and (vi).

        "Facility Fee" is defined in Section 2.5.

        "Federal Funds Advance" means an Advance which bears interest at the Federal Funds Effective Rate.

        "Federal Funds Effective Base Rate" means, for any day, an interest rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published for the preceding day on





   page 120 of Telerate Data Service (or, if such day is not a Business Day, for the immediately preceding Business Day), or, if such rate is not so published for any day which is a Business Day, the average of the quotations at approximately 10 a.m. (Memphis time) on the preceding day on such transactions received by the Administrative Agent from three Federal funds brokers of recognized standing selected by the Administrative Agent in its sole discretion.

        "Federal Funds Effective Rate" means, with respect to a Federal Funds Advance, a rate per annum equal to the sum of (a) the Federal Funds Effective Base Rate, plus (b) 1.15%.

        "First Tennessee Bank" means First Tennessee Bank National Association in its individual capacity, and its successors.

        "Fixed Charge Coverage Ratio" means as of the last day of any fiscal quarter of the Borrower, the ratio of (a) EBIT plus rental payments for the period of four fiscal quarters ending on the last day of such quarter to (b) the sum of (i) the Borrower's and its Subsidiaries consolidated interest expense and rental payments (each as defined under GAAP) for such period.

        "Floating Rate" means, for any day, a rate per annum equal to (i) the Alternate Base Rate for such day, changing when and as the Alternate Base Rate changes.

        "Floating Rate Advance" means an Advance which bears interest at the Floating Rate.

        "Floating Rate Loan" means a Loan which bears interest at the Floating Rate.

        "Funded Indebtedness" of any Person as of any particular date of computation means, without duplication, the aggregate Indebtedness of such Person outstanding on the date of computation.

        "GAAP" means generally accepted accounting principles set forth in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and in the statements and pronouncements of the Financial Accounting Standards Board or in such other statement by such other entity as may be the circumstances as of the date of determination, consistently applied. If at any time any change in GAAP would affect the computation of any financial ratio or requirement set forth in this Agreement, the Administrative Agent, the Lenders and the Borrower shall negotiate in good faith to amend such ratio or requirement to reflect such change in GAAP (subject to the approval of the Required Lenders), provided that, until so amended, (i) such ratio or requirement shall continue to be computed in accordance with GAAP prior to such change therein and (ii) the Borrower shall provide to the Administrative Agent and the Lenders financial statements and other documents required under this Agreement or as reasonably requested hereunder setting forth a reconciliation between calculations of such ratio or requirement made before and after giving effect to such change in GAAP.





        "Guaranties" means the guaranties dated the date hereof executed and delivered by the Guarantors pursuant to Section 4.1, which shall be substantially in the form of Exhibit "F", as amended, supplemented or otherwise modified from time to time.

        "Guarantors" means each of TBC Sales, Inc., TBC International, Inc. and Big O Tires, Inc.

        "Hazardous Material" means (i) any Hazardous Substance; (ii) any Hazardous Waste; (iii) any petroleum product; or (iv) any pollutant or contaminant or hazardous, dangerous or toxic chemical, material or substance within the meaning of any other federal, state or local law, regulation, ordinance or requirement (including consent decrees and administrative orders) relating to or imposing liability or standards of conduct concerning any hazardous, toxic or dangerous waste, substance or material, all as amended or hereafter amended.

        "Hazardous Substance" means any "hazardous substance," as defined by CERCLA.

        "Hazardous Waste" means any "hazardous waste," as defined by the Resource Conservation and Recovery Act, as amended.

        "Indebtedness" means, as to any Person, at a particular time, all items which constitute, without duplication, (i) indebtedness for borrowed money or the deferred purchase price of Property (other than trade payables incurred in the ordinary course of business), (ii) indebtedness evidenced by notes, bonds, debentures or similar instruments, (iii) obligations with respect to any conditional sale or title retention agreement, (iv) indebtedness arising under acceptance facilities and the amount available to be drawn under all letters of credit (other than trade letters of credit) issued for the account of such Person and, without duplication, all drafts drawn thereunder to the extent such Person shall not have reimbursed the issuer in respect of the issuer's payment of such drafts,
   (v) all liabilities secured by any Lien on any Property owned by such Person even though such Person has not assumed or otherwise become liable for the payment thereof (other than (A) carriers'; warehousemen's, mechanics', repairmen's or other like non-consensual statutory Liens arising in the ordinary course of business and (B) liabilities of Subsidiaries for which recourse may be had by the creditor only to the Property secured by the Lien), (vi) Capitalized Lease Obligations and
   (vii) Contingent Obligations, other than Intercompany Contingent
   Obligations and Contingent Obligations permitted pursuant to Section 6.17
   (viii) hereof.

        "Intercompany Contingent Obligation" means a Contingent Obligation pursuant to which the Borrower or a Subsidiary is contingently liable solely with respect to a primary obligation of the Borrower or any Subsidiary and such primary obligation is included among the liabilities shown on the Borrower's consolidated balance sheets to be submitted to the Lenders pursuant to Section 6.1.

        "Investment" of a Person means any loan, advance (other than commission, travel and similar advances to officers and employees made in the ordinary





   course of business), extension of credit (other than accounts receivable and trade acceptances arising in the ordinary course of business on terms customary in the trade) or contribution of capital by such Person; stocks, bonds, mutual funds, partnership interests, notes, debentures or other securities owned by such Person; any deposit accounts and certificate of deposit owned by such Person; and structured notes, derivative financial instruments and other similar instruments or contracts owned by such Person.

        "Lenders" means the lending institutions listed on the signature pages of this Agreement and their respective successors and assigns.

        "Lending Installation" means, with respect to a Lender or the Administrative Agent, any office, branch, subsidiary or affiliate of such Lender or the Administrative Agent.

        "Lien" means any lien (statutory or other), mortgage, pledge, hypothecation, assignment, deposit arrangement, encumbrance or preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever (including, without limitation, the interest of a vendor or lessor under any conditional sale, Capitalized Lease or other title retention agreement).

        "Loan" means, with respect to a Lender, such Lender's loan made pursuant to Article II (or any conversion or continuation thereof).

        "Loan Documents" means this Agreement, the Revolving Notes, the Swing Line Note and the Guaranties.

        "Long Term Credit Agreement" means the long term credit agreement entered into among the Borrower, the Lenders and the Administrative Agent as of the Closing Date.

        "Material Adverse Effect" means a material adverse effect on (i) the business, Property, condition (financial or otherwise), results of operations, or prospects of the Borrower or the Borrower and its Subsidiaries taken as a whole, (ii) the ability of the Borrower to perform its obligations under the Loan Documents, or (iii) the validity or enforceability of any of the Loan Documents or the rights or remedies of the Administrative Agent or the Lenders thereunder.

        "Multiemployer Plan" means a Plan maintained pursuant to a collective bargaining agreement or any other arrangement to which the Borrower or any member of the Controlled Group is a party to which more than one employer is obligated to make contributions.

        "NBD" means NBD Bank in its individual capacity, and its successors.

        "Notes" means each of the Revolving Notes and Swing Line Notes.

        "Notice of Assignment" is defined in Section 12.3.2.

        "Obligations" means all unpaid principal of and accrued and unpaid interest on the Notes, all accrued and unpaid fees and all expenses,





   reimbursements, indemnities and other obligations of the Borrower to the Lenders or to any Lender, the Administrative Agent or any indemnified party hereunder arising under the Loan Documents.

        "Outstandings" means, for each Lender at any date of determination, the sum of (a) the aggregate outstanding principal amount of all Loans made pursuant to Section 2.1 by such Lender as of the date of determination, plus (b) such Lender's outstanding Swing Line Loans.

        "Participants" is defined in Section 12.2.1.

        "Payment Date" means the last day of each March, June, September, and December.

        "PBGC" means the Pension Benefit Guaranty Corporation, or any successor thereto.

        "Percentage" means, for any Lender, 100% times a fraction (a) the numerator of which is such Lender's Commitment, and (b) the denominator of which is the Aggregate Commitment.

        "Person" means any natural person, corporation, firm, joint venture, partnership, limited liability company, association, enterprise, trust or other entity or organization, or any government or political subdivision or any agency, department or instrumentality thereof.

        "Plan" means an employee pension benefit plan which is covered by Title IV of ERISA or subject to the minimum funding standards under Section 412 of the Code as to which the Borrower or any member of the Controlled Group may have any liability.

        "Private Placement" means the private placement of debt by the Borrower with the Prudential Insurance Company of America or its affiliates for the purpose of, among other things, funding the Big O Acquisition, in an amount not to exceed $75,000,000.

        "Property" of a Person means any and all property, whether real, personal, tangible, intangible, or mixed, of such Person, or other assets owned, leased or operated by such Person.

        "Purchasers" is defined in Section 12.3.1.

        "Regulation D" means Regulation D of the Board of Governors of the Federal Reserve System as from time to time in effect and any successor thereto or other regulation or official interpretation of said Board of Governors relating to reserve requirements applicable to member banks of the Federal Reserve System.

        "Regulation U" means Regulation U of the Board of Governors of the Federal Reserve System as from time to time in effect and any successor or other regulation or official interpretation of said Board of Governors relating to the extension of credit by banks for the purpose of purchasing or carrying margin stocks applicable to member banks of the Federal Reserve System.





        "Reportable Event" means a reportable event as defined in Section 4043 of ERISA and the regulations issued under such section, with respect to a Plan, excluding, however, such events as to which the PBGC by regulation waived the requirement of Section 4043(a) of ERISA that it be notified within 30 days of the occurrence of such event, provided, however, that a failure to meet the minimum funding standard of Section 412 of the Code and of Section 302 of ERISA shall be a Reportable Event regardless of the issuance of any such waiver of the notice requirement in accordance with either Section 4043(a) of ERISA or Section 412(d) of the Code.

        "Required Lenders" means Lenders in the aggregate having at least 51% of the Aggregate Commitment or, if the Aggregate Commitment has been terminated, Lenders in the aggregate holding at least 51 % of the total of the aggregate unpaid principal amount of the outstanding Advances.

        "Retail Stores Under Development" means retail stores under development or construction by Big O which are shown as such by the Borrower on its balance sheet.

        "Revolving Credit Termination Balance" means the aggregate principal amount of Advances outstanding on the Termination Date after giving effect to any Advances made or repaid on such date.

        "Revolving Note" means a promissory note, in substantially the form of Exhibit "A-1" hereto, duly executed by the Borrower and payable to the order of a Lender in the amount of its Commitment, including any amendment, modification, renewal or replacement of such promissory note.

        "Sale and Leaseback Transaction" means any sale or other transfer of Property by any Person with the intent to lease such Property as lessee.

        "Section" means a numbered section of this Agreement, unless another document is specifically referenced.

        "Single Employer Plan" means a Plan maintained by the Borrower or any member of the Controlled Group for employees of the Borrower or any member of the Controlled Group.

        "Subsidiary" of a Person means (i) any corporation more than 50% of the outstanding securities having ordinary voting power of which shall at the time be owned or controlled, directly or indirectly, by such Person or by one or more of its Subsidiaries or by such Person and one or more of its Subsidiaries, or (ii) any partnership, limited liability company, association, joint venture or similar business organization more than 50% of the ownership interests having ordinary voting power of which shall at the time be so owned or controlled. Unless otherwise expressly provided, all references herein to a "Subsidiary" shall mean a Subsidiary of the Borrower.

        "Substantial Portion" means, with respect to the Property of the Borrower and its Subsidiaries, Property which (i) represents more than 10% of the consolidated assets of the Borrower and its Subsidiaries as would be shown in the consolidated financial statements of the Borrower and its Subsidiaries as at the beginning of the twelve-month period ending with





   the month in which such determination is made, or (ii) is responsible for more than 10% of the consolidated net sales or of the consolidated net income of the Borrower and its Subsidiaries as reflected in the financial statements referred to in clause (i) above.

        "Swing Line Bank" means First Tennessee Bank or any other Lender as a successor Swing Line Bank.

        "Swing Line Commitment" means the obligation of the Swing Line Bank to make Swing Line Loans up to a maximum of $3,000,000 at any one time outstanding.

        "Swing Line Loan" means a Loan made available to the Borrower by the Swing Line Bank pursuant to Section 2.2. hereof.

        "Swing Line Note" means a promissory note, in substantially the form of Exhibit "A-2" hereto, duly executed by the Borrower and payable to the order of the Swing Line Bank in the amount of its Swing Line Commitment, including any amendment, modification, renewal or replacement of such note and evidencing such Lender's Swing Line Loans.

        "Termination Date" means the date which is 364 days after the Closing Date, or such earlier date of termination of the Lenders' obligations pursuant to Section 8.1 upon the occurrence of an Event of Default.

        "Transferee" is defined in Section 12.4.

        "Type" means, with respect to any Advance, its nature as a Floating Rate Advance or Federal Funds Advance.

        "Unfunded Liabilities" means the amount (if any) by which the present value of all vested and unvested accrued benefits under all Single Employer Plans exceeds the fair market value of all such Plan assets allocable to such benefits, all determined as of the then most recent valuation date for such Plans using PBGC actuarial assumptions for single employer plan terminations.

        "Unmatured Default" means an event which but for the lapse of time or the giving of notice, or both, would constitute a Default.

        "Wholly-Owned Subsidiary" of a Person means (i) any Subsidiary all of the outstanding voting securities of which shall at the time be owned or controlled, directly or indirectly, by such Person or one or more Wholly-Owned Subsidiaries of such Person, or by such Person and one or more Wholly-Owned Subsidiaries of such Person, or (ii) any partnership, limited liability company, association, joint venture or similar business organization 100% of the ownership interests having ordinary voting power of which shall at the time be so owned or controlled.

        The foregoing definitions shall be equally applicable to both the singular and plural forms of the defined terms.







                                ARTICLE II

                               THE CREDITS

        2.1. Commitment. From and including the date of this Agreement and prior to the Termination Date, each Lender severally agrees, on the terms and conditions set forth in this Agreement, to make Loans to the Borrower from time to time in amounts not to exceed in the aggregate at any one time outstanding the amount of its Commitment and provided that, after giving effect to the making of any Loan, the Aggregate Outstandings do not exceed the Aggregate Commitment. Subject to the terms of this Agreement, the Borrower may borrow, repay and reborrow Loans at any time prior to the Termination Date. The Commitments to lend hereunder shall expire on the Termination Date. Any outstanding Advances, and all other unpaid Obligations shall be paid in full by the Borrower on the Termination Date. The Advances made under this Section 2.1 shall be evidenced by the Revolving Notes.

        2.2. Swing Line Loans. In addition to Advances pursuant to Section 2.1, but subject to the terms and conditions of this Agreement (including but not limited to those limitations set forth in Section 2.1), the Swing Line Bank agrees to make the Swing Line Loans to the Borrower in accordance with this Section 2.2 up to the amount of the Swing Line Commitment; provided, however that the aggregate amount of the Swing Line Bank's ratable Loans made pursuant to Section 2.1 and Swing Line Loans outstanding (after giving effect to any concurrent repayment of Loans) at such time shall not exceed the Swing Line Bank's Commitment. Amounts borrowed under this
   Section 2.2 may be borrowed, repaid and reborrowed to, but not including, the Termination Date. All outstanding Swing Line Loans shall be paid in full on the Termination Date. All outstanding Swing Line Loans shall be made as Federal Funds Advances.

                2.2.1. Swing Line Request. The Borrower may request a Swing Line Loan from the Swing Line Bank on any Business Day before the Termination Date by giving the Administrative Agent and the Swing Line Bank notice by 1:00 p.m. (Memphis time) on such Borrowing Date specifying the aggregate amount of such Swing Line Loan, which shall be an amount not less than $50,000.

                2.2.2. Making of Swing Line Loans. The Swing Line Bank shall, on such Borrowing Date, make the funds for such Swing Line Loan available to the Borrower at the Administrative Agent's address or at such other place as indicated in written money transfer instructions from the Borrower delivered pursuant to Section 4.1 (a)(xi) or otherwise.

                2.2.3. Swing Line Notes. The Swing Line Loans shall be evidenced by the Swing Line Notes and each Swing Line Loan shall be paid in full by the Borrower on or before the Termination Date.

                2.2.4. Repayment of Swing Line Loans. The Borrower may at any time pay, without penalty or premium, all outstanding Swing Line Loans, or, in a minimum amount of $50,000 any portion of the outstanding Swing Line Loans upon notice to the Administrative Agent and the Swing Line Bank received





        by 1:00 p.m. (Memphis time) on such payment date. In addition, the Administrative Agent: (i) may at any time in its sole discretion or (ii) shall on the Termination Date , require the Lenders (including the Swing Line Bank) to make a Federal Funds Advance in an amount equal to such Lender's Percentage of the unreimbursed Swing Line Loans outstanding on such date for the purpose of repaying Swing Line Loans (to the extent that there is availability under the Commitment); provided, however, that the obligation of each Lender to make any such Advance is subject to the condition that the Swing Line Bank believed in good faith that all conditions under Section 4.2 were satisfied at the time the Swing Line Loan was made. If the Swing Line Bank receives notice from any Lender that a condition under Section 4.2 has not been satisfied, no Swing Line Loans shall be made until (a) such notice is withdrawn by that Lender or (b) the Required Lenders have waived satisfaction of any such condition. The Lenders shall deliver the proceeds of such Advance to the Administrative Agent by 2:00 p.m. (Memphis time) on the applicable Borrowing Date for application to the Swing Line Bank's outstanding Swing Line Loans. Subject to the proviso contained in the first sentence of this Section 2.2.4, each Lender's obligation to make available its Percentage of the Advance referred to in this Section shall be absolute and unconditional and shall not be affected by any circumstances, including without limitation, (i) any set-off, counterclaim, recoupment, defense or other right which such Lender may have against the Swing Line Bank, or anyone else, (ii) the occurrence or continuance of a Default or Unmatured Default, (iii) any adverse change in the condition (financial or otherwise) of the Borrower or
        (iv) any other circumstances, happening or event whatsoever. If for any reason a Lender does not make available its Percentage of the foregoing Advance, such Lender shall be deemed to have unconditionally and irrevocably purchased from the Swing Line Bank, without recourse or warranty, an undivided interest and participation in each Swing Line Loan then being repaid, equal to its Percentage of all such Swing Line Loans being repaid, so long as such purchase would not cause such Lender to exceed its Commitment. If any portion of any amount paid (or deemed paid) to the Administrative Agent should be recovered by or on behalf of the Borrower from the Administrative Agent in bankruptcy or otherwise, the loss of the amount so recovered shall be shared ratably among all Lenders.

        2.3.    [Intentionally Omitted]

        2.4. Ratable Loans; Types of Advances. Each Advance hereunder shall consist of Loans made from the several Lenders ratably in proportion to the ratio that their respective Commitments bear to the Aggregate Commitment. The Advances may be Floating Rate Advances or Federal Funds Advances, or a combination thereof, selected by the Borrower in accordance with Sections 2.9 and 2.10.

        2.5. Facility Fee. The Borrower agrees to pay to the Administrative Agent for the account of each Lender a facility fee in the amount of 10 basis points on the total amount of such Lender's Commitment (whether used or unused) from the date hereof to and including the Termination Date, payable in arrears on each Payment Date hereafter and on the Termination Date (the "Facility Fee").





        2.6. Reductions in Aggregate Commitment. The Borrower may permanently reduce the Aggregate Commitment in whole, or in part ratably among the Lenders in a minimum amount of $2,000,000 and in integral multiples of $1,000,000 in excess thereof, upon at least five Business Days' written notice to the Administrative Agent, which notice shall specify the amount of any such reduction, provided, however, that the amount of the Aggregate Commitment may not be reduced below the aggregate principal amount of the Aggregate Outstandings. All accrued commitment fees shall be payable on the effective date of any termination of the obligations of the Lenders to make Loans hereunder.

        2.7. Minimum Amount of Each Advance. Each Federal Funds Advance shall be in the minimum amount of $100,000, and each Floating Rate Advance shall be in the minimum amount of $100,000, provided, however, that any Floating
   Rate Advance may be in the amount of the unused Aggregate Commitment.

        2.8. Optional Principal Payments. The Borrower may from time to time pay, without penalty or premium, all outstanding Floating Rate Advances and/or Federal Funds Advances, or, in a minimum aggregate amount of $500,000, any portion of the outstanding Floating Rate Advances and/or Federal Funds Advances not later than 12:00 noon (Memphis time) on the date of such payment.

        2.9. Method of Selecting Types and Interest Periods for New Advances. The Borrower shall select the Type of Advance. The Borrower shall give the Administrative Agent irrevocable notice (a "Borrowing Notice") not later than 11:30 a.m. (Memphis time) on the Borrowing Date of each Advance, specifying:

              (i) the Borrowing Date, which shall be a Business Day, of such Advance,

              (ii)   the aggregate amount of such Advance, and

              (iii)  the Type of Advance selected, and

   Not later than 2:00 p.m. (Memphis time) on each Borrowing Date, each Lender shall make available its Loan or Loans, in funds immediately available in Memphis to the Administrative Agent at its address specified pursuant to Article XIII. The Administrative Agent will make the funds so received from the Lenders available to the Borrower at the Administrative Agent's aforesaid address.

        2.10. Conversion and Continuation of Outstanding Advances. Floating Rate Advances shall continue as Floating Rate Advances unless and until such Floating Rate Advances are converted into Federal Funds Advances. Federal Funds Advances shall continue as Federal Funds Advances unless and until such Federal Funds Advances are converted into Floating Rate Advances. Subject to the terms of Section 2.7, the Borrower may elect from time to time to convert all or any part of an Advance of any Type into any other Type or Types of Advances. The Borrower shall give the Administrative
   Agent irrevocable notice (a "Conversion/Continuation Notice") of each conversion of an Advance not later than 11:00 a.m. (Memphis time) on the date of the requested conversion specifying:





               (i) the requested date which shall be a Business Day, of such conversion,

               (ii) the aggregate amount and Type of the Advance which is to be converted, and

               (iii) the amount and Type(s) of Advance(s) into which such Advance is to be converted.

        2.11. Changes in Interest Rate, etc. Each Floating Rate Advance and Federal Funds Advance shall bear interest on the outstanding principal amount thereof, for each day from and including the date such Advance is made to but excluding the date it becomes due hereof, at a rate per annum equal to the Floating Rate or Federal Funds Effective Rate, respectively, for such day. Changes in the rate of interest on that portion of any Advance maintained as a Floating Rate Advance will take effect simultaneously with each change in the Alternate Base Rate. Changes in the rate of interest on that portion of any Advance maintained as a Federal Funds Advance will take effect simultaneously with each change in the Federal Funds Effective Base Rate.

        2.12. Rates Applicable After Default. During the continuance of a Default the Required Lenders may, at their option, by notice to the Borrower (which notice may be revoked at the option of the Required Lenders notwithstanding any provision of Section 8.2 requiring unanimous consent of the Lenders to changes in interest rates), declare that each Floating Rate Advance and/or each Federal Funds Advance shall bear interest at a rate per annum equal to the Floating Rate otherwise applicable to the Floating Rate Advance plus 2% per annum, or equal to the Federal Funds Effective Rate otherwise applicable to the Federal Funds Advance plus 2% per annum.

        2.13. Method of Payment. All payments of the Obligations hereunder shall be made, without setoff, deduction, or counterclaim, in immediately available funds to the Administrative Agent at the Administrative Agent's address specified pursuant to Article XIII, or at any other Lending Installation of the Administrative Agent specified in writing by the Administrative Agent to the Borrower, by noon (local time) on the date when due and unless the Borrower has directed that such payment be applied to outstanding Swing Line Loans, such payment shall be applied ratably by the Administrative Agent among the Lenders. Each payment delivered to the Administrative Agent for the account of any Lender shall be delivered promptly by the Administrative Agent to such Lender in the same type of funds that the Administrative Agent received at its address specified pursuant to Article XIII or at any Lending Installation specified in a notice received by the Administrative Agent from such Lender. The Administrative Agent may charge the account of the Borrower maintained with the Administrative Agent for each payment of principal, interest and fees as it becomes due hereunder if so directed by the Borrower from time to time or, if an Event of Default has occurred and is then continuing, at the Administrative Agent's discretion.

        2.14.  Notes; Telephonic Notices.  Each Lender is hereby authorized to record the principal amount of each of its Loans and each repayment on the schedule attached to its Note, provided, however, that neither the failure





   to so record nor any error in such recordation shall affect the Borrower's obligations under such Note. The Borrower hereby authorizes the Swing Line Bank to extend Swing Line Loans, the Lenders and the Administrative Agent to extend, convert or continue Advances, effect selections of Types of Advances and to transfer funds based on telephonic notices made by any person or persons the Administrative Agent or any Lender in good faith believes to be acting on behalf of the Borrower. The Borrower agrees to deliver promptly to the Administrative Agent a written confirmation, if such confirmation is requested by the Administrative Agent or any Lender, of each telephonic notice signed by an individual who is authorized so to act pursuant to the then existing Money Transfer Instructions of Borrower (see "Exhibit E"). If the written confirmation differs in any material respect from the action taken by the Administrative Agent and the Lenders, the records of the Administrative Agent and the Lenders shall govern absent demonstrable error.

        2.15. Interest Payment Dates; Interest and Fee Basis. Interest accrued on each Floating Rate Advance and/or Federal Funds Advance shall be payable on each Payment Date, commencing with the first such date to occur after the date hereof, on any date on which the Floating Rate Advance and/or Federal Funds Advance is prepaid, whether due to acceleration or
   otherwise, and at maturity.   Interest on Floating Rate Advances and/or
   Federal Funds Advances shall be calculated for actual days elapsed on the basis of a 365- or 366-day year, as appropriate. Interest shall be payable for the day an Advance or Swing Line Loan is made but not for the day of any payment on the amount paid if payment is received prior to noon (local time) at the place of payment. If any payment of principal of or interest on an Advance or a Swing Line Loan shall become due on a day which is not a Business Day, such payment shall be made on the next succeeding Business Day and, in the case of a principal payment, such extension of time shall be included in computing interest in connection with such payment.

        2.16. Notification of Advances, Interest Rates, Prepayments and Commitment Reductions. Promptly after receipt thereof, the Administrative Agent will notify each Lender of the contents of each Aggregate Commitment reduction notice, Borrowing Notice, Conversion/Continuation Notice, and repayment notice received by it hereunder. The Administrative Agent will give each Lender prompt notice of each change in the Alternate Base Rate and Federal Funds Effective Base Rate.

        2.17. Lending Installations. Each Lender may book its Loans at any Lending Installation selected by such Lender and may change its Lending Installation from time to time. All terms of this Agreement shall apply to any such Lending Installation and the Notes shall be deemed held by each Lender for the benefit of such Lending Installation. Each Lender may, by written or telex notice to the Administrative Agent and the Borrower, designate a Lending Installation through which Loans will be made by it and for whose account Loan payments are to be made.

        2.18. Non-Receipt of Funds by the Administrative Agent. Unless the Borrower or a Lender, as the case may be, notifies the Administrative
   Agent prior to the date on which it is scheduled to make payment to the Administrative Agent of (i) in the case of a Lender, the proceeds of a





   Loan or (ii) in the case of the Borrower, a payment of principal, interest or fees to the Administrative Agent for the account of the Lenders, that it does not intend to make such payment, the Administrative Agent may assume that such payment has been made. The Administrative Agent may, but shall not be obligated to, make the amount of such payment available to the intended recipient in reliance upon such assumption. If such Lender or the Borrower, as the case may be, has not in fact made such payment to the Administrative Agent, the recipient of such payment shall, on demand by the Administrative Agent, repay to the Administrative Agent the amount so made available together with interest thereon in respect of each day during the period commencing on the date such amount was so made available by the Administrative Agent until the date the Administrative Agent recovers such amount at a rate per annum equal to (i) in the case of payment by a Lender, the Federal Funds Effective Rate for such day or (ii) in the case of payment by the Borrower, the interest rate applicable to the relevant Loan.

                                ARTICLE III

                         CHANGE IN CIRCUMSTANCES

        3.1. Yield Protection. If any law or any governmental or quasi-governmental rule, regulation, policy, guideline or directive (whether or not having the force of law), or any interpretation thereof, or the compliance of any Lender therewith,

              (i) subjects any Lender or any applicable Lending Installation to any tax, duty, charge or withholding on or from payments due from the Borrower (excluding taxation of the overall net income of any Lender or applicable Lending Installation), or changes the basis of taxation of payments to any Lender in respect of its Loans or other amounts due it hereunder, or

              (ii) imposes or increases or deems applicable any reserve, assessment, insurance charge, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, any Lender or any applicable Lending Installation, or

              (iii) imposes any other condition the result of which is to increase the cost to any Lender or any applicable Lending Installation of making, funding or maintaining Loans or reduces any amount receivable by any Lender or any applicable Lending Installation in connection with Loans or requires any Lender or any applicable Lending Installation to make any payment calculated by reference to the amount of Loans held, or interest received by it, by an amount deemed material by such Lender, then, within 15 days of demand by such Lender, the Borrower shall pay such Lender that portion of such increased expense incurred or reduction in an amount received which such Lender determines is attributable to making, funding and maintaining its Loans and its Commitment.

        3.2. Changes in Capital Adequacy Regulations. If a Lender determines the amount of capital required or expected to be maintained by such Lender, any Lending Installation of such Lender or any corporation controlling such Lender is increased as a result of a Change, then, within 15 days of





   demand by such Lender, the Borrower shall pay such Lender the amount necessary to compensate for any shortfall in the rate of return on the portion of such increased capital which such Lender determines is attributable to this Agreement, its Loans, its obligation to make Loans hereunder (after taking into account such Lender's policies as to capital adequacy). "Change" means (i) any change after the date of this Agreement in the Risk-Based Capital Guidelines or (ii) any adoption of or change in any other law, governmental or quasi-governmental rule, regulation, policy, guideline, interpretation, or directive (whether or not having the force of law) after the date of this Agreement which affects the amount of capital required or expected to be maintained by any Lender or any Lending Installation or any corporation controlling any Lender. "Risk-Based Capital Guidelines" means (i) the risk-based capital guidelines in effect in the United States on the date of this Agreement, including transition rules, and (ii) the corresponding capital regulations promulgated by regulatory authorities outside the United States implementing the July 1988 report of the Basle Committee on Banking Regulation and Supervisory Practices Entitled "International Convergence of Capital Measurements and Capital Standards," including transition rules, and any amendments to such regulations adopted prior to the date of this Agreement.


                                ARTICLE IV

           CONDITIONS PRECEDENT; WITHHOLDING TAX EXEMPTION

        4.1. Initial Advance. The Lenders shall not be required to make the initial Advance pursuant to Section 2.1 and the Swing Line Bank shall not be obligated to make an initial Swing Line Loan hereunder unless (a) the Borrower has furnished to the Co-Agent and the Administrative Agent with sufficient copies for the Lenders:

              (i) Copies of the articles of incorporation of the Borrower, together with all amendments, and a certificate of good standing, both certified by the appropriate governmental officer in its jurisdiction of incorporation.

              (ii) Copies, certified by the Secretary or Assistant Secretary of the Borrower, of its by-laws and of its Board of Directors' resolutions (and resolutions of other bodies, if any are deemed necessary by counsel for any Lender) authorizing the execution of the Loan Documents.

              (iii) An incumbency certificate, executed by the Secretary or Assistant Secretary of the Borrower, which shall identify by name and title and bear the signature of the officers of the Borrower authorized to sign the Loan Documents and to make borrowings hereunder, upon which certificate the Administrative Agent and the Lenders shall be entitled to rely until informed of any change in writing by the Borrower.

              (iv) Copies of the articles of incorporation of each Guarantor, together with all amendments, and a certificate of good standing, both certified by the appropriate governmental officer in its jurisdiction of incorporation.





              (v) Copies, certified by the Secretary or Assistant Secretary of each Guarantor, of its by-laws and of its Board of Directors' resolutions (and resolutions of other bodies, if any are deemed necessary by counsel for any Lender) authorizing the execution of the Guaranties.

              (vi) An incumbency certificate, executed by the Secretary or Assistant Secretary of each Guarantor, which shall identify by name and title and bear the signature of the officers of each Guarantor authorized to sign the Guaranties.

              (vii) A certificate, signed by the treasurer of the Borrower, stating that on the initial Borrowing Date no Default or Unmatured Default has occurred and is continuing.

              (viii) A written opinion of counsel to the Borrower, addressed to the Lenders in substantially the form of Exhibit "B" hereto.

              (ix) Notes payable to the order of each of the Lenders, and a Swing Line Note payable to the order of the Swing Line Bank.

              (x) Financial statements of the Borrower, and detailed business plans and projections for the Borrower satisfactory in form and substance to the Lenders.

              (xi) Written money transfer instructions, in substantially the form of Exhibit "E" hereto, addressed to the Administrative Agent and signed by an Authorized Officer, together with such other related money transfer authorizations as the Administrative Agent may have reasonably requested.

              (xii) The Guaranties dated the date hereof, duly executed by each of the Guarantors.

              (xiii) Such other documents as any Lender or its counsel may have reasonably requested.

   and (b) the following events shall have occurred or conditions shall have been fulfilled:

              (i) The Borrower shall have paid all fees due at the Closing Date pursuant to this Agreement.

              (ii) Completion of the Big O Acquisition, including the granting of all required regulatory and legal approvals, upon the terms set forth in the Acquisition Agreement.

              (iii) The Private Placement shall contain terms and conditions which are acceptable to the Lenders.

              (iv) The Long Term Credit Agreement shall be effective as of the Closing Date.

              (v) The Administrative Agent shall have received in form and substance satisfactory to the Administrative Agent, (A) instructions to wire to The First National Bank of Chicago that portion of proceeds from Advances under this Agreement or the Long Term Credit Agreement to be made on the





              Closing Date which is necessary to repay all loans under that certain credit agreement dated as of January 23, 1995 between Big O and The First National Bank of Chicago, and (B) evidence that The First National Bank of Chicago will terminate any liens, encumbrances, mortgages or restrictions in respect of any such obligations.

              (vi) The Administrative Agent shall have received, in form and substance satisfactory to the Administrative Agent, instructions to wire to First Tennessee Bank that portion of proceeds from Advances under this Agreement or the Long Term Credit Agreement to be made on the Closing Date which is necessary to repay all loans under Borrower's line of credit with First Tennessee Bank.

        4.2. Each Advance. The Lenders shall not be required to make any Advance or Swing Line Loan (other than an Advance or Swing Line Loan that, after giving effect thereto and to the application of the proceeds thereof, does not increase the aggregate amount of the sum of outstanding Advances and Swing Line Loans) unless on the applicable Borrowing Date:

              (i)    There exists no Default or Unmatured Default.

              (ii) The representations and warranties contained in Article V are true and correct as of such Borrowing Date except to the extent any such representation or warranty is stated to relate solely to an earlier date, in which case such representation or warranty shall be true and correct on and as of such earlier date.

              (iii) All legal matters incident to the making of such Advance shall be satisfactory to the Lenders and their counsel.

        Each Borrowing Notice with respect to each such Advance or Swing Line Loan shall constitute a representation and warranty by the Borrower that the conditions contained in Sections 4.2(i) and (ii) have been satisfied.

        4.3.  Withholding Tax Exemption. At least five Business Days prior to the first date on which interest or fees are payable hereunder for the account of any Lender, each Lender that is not incorporated under the laws of the United States of America, or a state thereof, agrees that it will deliver to each of the Borrower and the Administrative Agent two duly completed copies of United States Internal Revenue Service Form 1001 or
   4224, certifying in either case that such Lender is entitled to receive payments under this Agreement and the Notes without deduction or withholding of any United States federal income taxes.  Each Lender which so delivers a
   Form 1001 or 4224 further undertakes to deliver to each of the Borrower and the Administrative Agent two additional copies of such form (or a successor form) on or before the date that such form expires (currently, three successive calendar years for Form 1001 and one calendar year for Form
   4224) or becomes obsolete or after the occurrence of any event requiring a change in the most recent forms so delivered by it, and such amendments thereto or extensions or renewals thereof as may be reasonably requested by the Borrower or the Administrative Agent, in each case certifying that such Lender is entitled to receive payments under this Agreement and the
   Notes without deduction or withholding of any United States federal income taxes, unless an event (including without limitation any change in treaty,





   law or regulation) has occurred prior to the date on which any such delivery would otherwise be required which renders all such forms inapplicable or which would prevent such Lender from duly completing and delivering any such form with respect to it and such Lender advises the Borrower and the Administrative Agent that it is not capable of receiving payments without any deduction or withholding of United States federal income tax.


                                 ARTICLE V

                      REPRESENTATIONS AND WARRANTIES

        The Borrower represents and warrants to the Lenders that:

        5.1. Corporate Existence and Standing. Each of the Borrower and its Subsidiaries is a corporation duly incorporated, validly existing and in good standing under the laws of its jurisdiction of incorporation and has all requisite authority to conduct its business in each jurisdiction in which its business is conducted.

        5.2. Authorization and Validity. The Borrower has the corporate power and authority and legal right to execute and deliver the Loan Documents and to perform its obligations thereunder. The execution and delivery by the Borrower of the Loan Documents and the performance of its obligations thereunder have been duly authorized by proper corporate proceedings, and the Loan Documents constitute legal, valid and binding obligations of the Borrower enforceable against the Borrower in accordance with their terms, except as enforceability may be limited by bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights generally.

        5.3. No Conflict; Government Consent. Neither the execution and delivery by the Borrower of the Loan Documents, nor the consummation of the transactions therein contemplated, nor compliance with the provisions thereof will violate any law, rule, regulation, order, writ, judgment, injunction, decree or award binding on the Borrower or any of its Subsidiaries or the Borrower's or any Subsidiary's articles of incorporation or by-laws or the provisions of any indenture, instrument or agreement to which the Borrower or any of its Subsidiaries is a party or is subject, or by which it, or its Property, is bound, or conflict with or constitute a default thereunder, or result in the creation or imposition of any Lien in, of or on the Property of the Borrower or a Subsidiary pursuant to the terms of any such indenture, instrument or agreement. No order, consent, approval, license, authorization, or validation of, or filing, recording or registration with, or exemption by, or other action in respect of any governmental or public body or authority, or any subdivision thereof, is required to authorize, or is required in connection with the execution, delivery and performance of, or the legality, validity, binding effect or enforceability of, any of the Loan Documents.

        5.4. Financial Statements. The December 31, 1995 consolidated financial statements of the Borrower and its Subsidiaries heretofore delivered to the Lenders were prepared in accordance with GAAP in effect on the date





   such statements were prepared and fairly present the consolidated financial condition and operations of the Borrower and its Subsidiaries at such date and the consolidated results of operations for the period then ended.

        5.5. Material Adverse Change. Since December 31, 1995, there has been no change in the business, Property, prospects, condition (financial or otherwise) or results of operations of the Borrower and its Subsidiaries which could have a Material Adverse Effect, including, but not limited to, a change in the relationship between Big O and its franchisees which could have a Material Adverse Effect.

        5.6. Taxes. The Borrower and its Subsidiaries have filed all United States federal tax returns and all other tax returns which are required to be filed and which the failure to file would have a Material Adverse Effect, and have paid all taxes due pursuant to said returns or pursuant to any assessment received by the Borrower or any of its Subsidiaries, except such taxes, if any, as are being contested in good faith and as to which any adequate reserves have been provided in accordance with GAAP and as to which no Lien exists. As of the date of this Agreement, the United States income tax returns of the Borrower and its Subsidiaries have been audited by the Internal Revenue Service through the fiscal year ended December 31,
   1991.   No tax liens have been filed which could have a Material Adverse
   Effect and no claims are being asserted with respect to any such taxes.
   To the best of Borrower's knowledge, the charges, accruals and reserves on the books of the Borrower and its Subsidiaries in respect of any taxes or other governmental charges are adequate.

        5.7. Litigation and Contingent Obligations. There is no litigation, arbitration, governmental investigation, proceeding or inquiry pending or, to the knowledge of any of their officers, threatened against or affecting the Borrower or any of its Subsidiaries which could have a Material Adverse Effect or which seeks to prevent, enjoin or delay the making of the Loans or Advances. The Borrower has no material contingent obligations not provided for or disclosed in the financial statements for the most recent period for which Borrower has then delivered financial statements to the Lenders pursuant to this Agreement.

        5.8. Subsidiaries. Schedule "1" hereto contains an accurate list of all Subsidiaries of the Borrower as of the date of this Agreement, setting forth their respective jurisdictions of incorporation and the percentage of their respective capital stock owned by the Borrower or other Subsidiaries. All of the issued and outstanding shares of capital stock of such Subsidiaries have been duly authorized and issued and are fully paid and non-assessable.

        5.9. ERISA. The Unfunded Liabilities of all Single Employer Plans do not in the aggregate exceed $1,000,000. Neither the Borrower nor any other member of the Controlled Group has incurred, or is reasonably expected to incur, any withdrawal liability to Multiemployer Plans in excess of $1,000,000 in the aggregate. Each Plan complies in all material respects with all applicable requirements of law and regulations, noncompliance with which would have a Material Adverse Effect, no Reportable Event has occurred with respect to any Plan, neither the Borrower nor any other





   members of the Controlled Group has withdrawn from any Plan or initiated steps to do so, and no steps have been taken to reorganize or terminate any Plan, which withdrawal, reorganization or termination would have a Material Adverse Effect.

        5.10.  Accuracy of Information.   At the time of its delivery to the
   Administrative Agent or any Lender, no information, exhibit or report furnished by the Borrower or any of its Subsidiaries to the Administrative Agent or to any Lender in connection with the negotiation of, or compliance with, the Loan Documents contained any material misstatement of fact or omitted to state a material fact or any fact necessary to make the statements contained therein not misleading.

        5.11. Regulation U. Margin stock (as defined in Regulation U) constitutes less than 25% of those assets of the Borrower and its Subsidiaries which are subject to any limitation on sale, pledge, or other restriction hereunder.

        5.12. Material Agreements. Neither the Borrower nor any Subsidiary is a party to any agreement or instrument or subject to any charter or other corporate restriction which could have a Material Adverse Effect. Neither the Borrower nor any Subsidiary is in default in the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in (i) any agreement to which it is a party, which default could have a Material Adverse Effect or (ii) any agreement or instrument evidencing or governing Indebtedness, which default could have a Material Adverse Effect.

        5.13. Compliance With Laws. The Borrower and its Subsidiaries have complied with all applicable statutes, rules, regulations, orders and restrictions of any domestic or foreign government or any instrumentality or agency thereof, having jurisdiction over the conduct of their businesses or the ownership of their respective Property, the non-compliance with which might have a Material Adverse Effect.

        5.14. Ownership of Properties. Except as set forth on Schedule "2" hereto, on the date of this Agreement, the Borrower and its Subsidiaries will have good title, free of all Liens other than those permitted by Section 6.12, to all of the Property and assets reflected in the financial statements as owned by it.

        5.15. Plan Assets; Prohibited Transactions. The Borrower is not an entity deemed to hold "plan assets" within the meaning of 29 C.F.R.
   e 2510.3-101 of an employee benefit plan (as defined in Section 3(3) of ERISA) which is subject to Title I of ERISA or any plan (within the meaning of Section 4975 of the Code); and neither the execution of this Agreement and the making of Loans hereunder give rise to a prohibited transaction within the meaning of Section 406 of ERISA or Section 4975 of the Code.

        5.16.  Environmental Matters.  Neither the Borrower nor any Subsidiary
   has received any notice to the effect that its operations are not in material compliance with any of the requirements of applicable Environmental Laws or are the subject of any federal or state investigation evaluating whether any remedial action is needed to respond to a release of any toxic





   or hazardous waste or substance into the environment, which non-compliance or remedial action could reasonably be expected to have a Material Adverse Effect.

        5.17. Investment Company Act. Neither the Borrower nor any Subsidiary thereof is an "investment company" or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.


                                   ARTICLE VI

                                   COVENANTS

        During the term of this Agreement, unless the Required Lenders shall otherwise consent in writing:

        6.1. Financial Reporting. The Borrower will maintain, for itself and each Subsidiary, a system of accounting established and administered in accordance with generally accepted accounting principles, and furnish to the Lenders:

              (i) Within 90 days after the close of each of its fiscal years, a copy of the Borrower's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") pursuant to the Securities Exchange Act of 1934 (the "34 Act") or, if Borrower's Form 10-K is not available, annual audited financial statements for itself and its consolidated Subsidiaries, including a balance sheet as of the end of such period, related profit and loss and reconciliation of surplus statements, and a statement of cash flows, which financial statements shall be included within an unqualified audit report certified by independent certified public accountants (the identity of such accountants to be acceptable to the Lenders), which statements shall be prepared in accordance with GAAP on a consolidated basis.

              (ii) Within 45 days after the close of the first three quarterly periods of each of its fiscal years, a copy of Borrower's Quarterly Report on Form 10-Q filed with the SEC pursuant to the 34 Act or, if Borrower's Form 10-Q is not available, for itself and its consolidated Subsidiaries, a consolidated unaudited balance sheet as at the close of each such period and consolidated profit and loss and reconciliation of surplus statements and a statement of cash flows for the period from the beginning of such fiscal year to the end of such quarter, all certified by its Vice President - Treasurer, or his designee.

              (iii) Together with the financial statements required hereunder, a compliance certificate in substantially the form of Exhibit "C" hereto signed by its Vice President - Treasurer, or his designee, showing the calculations necessary to determine compliance with this Agreement and stating that no Default or Unmatured Default exists, or if any Default or Unmatured Default exists, stating the nature and status thereof.

              (iv) If there are Unfunded Liabilities relating to any Single Employer Plan of the Borrower at the close of any fiscal year, a statement of the Unfunded






              Liabilities of such Single Employer Plan, certified as correct by an actuary enrolled under ERISA, within 270 days after the close of such fiscal year.

              (v) As soon as possible and in any event within 10 days after the Borrower knows that any Reportable Event has occurred with respect to any Single Employer Plan, a statement, signed by the Vice President - Treasurer of the Borrower, or his designee, describing said Reportable Event and the action which the Borrower proposes to take with respect thereto.

              (vi) As soon as possible and in any event within 10 days after receipt by the Borrower or any of its Subsidiaries, a copy of
              (a) any notice or claim to the effect that the Borrower or such Subsidiary is or may be liable to any Person as a result of the release by the Borrower or such Subsidiary or any other Person of any toxic or hazardous waste or substance into the environment, if such liability could have a Material Adverse Effect, and
              (b) any notice alleging any violation of any federal, state or local environmental, health or safety law or regulation by the Borrower or any of its Subsidiaries which could have a Material Adverse Effect.

              (vii) Promptly upon the furnishing hereof to the shareholders of the Borrower, copies of all financial statements, reports and proxy statements so furnished.

              (viii) Promptly upon the filing thereof, copies of all registration statements and annual, quarterly, monthly or other regular reports or financial statements which the Borrower or any Subsidiary files with the Securities and Exchange Commission.

              (ix) Such other information (including non-financial information) as the Administrative Agent or any Lender may from time to time reasonably request, including but not limited to all press releases concerning the Borrower.

        6.2. Use of Proceeds. The Borrower will, and will cause each Subsidiary to use the proceeds of the Advances for general corporate purposes and to refinance and replace the Existing Credit Facilities. The Borrower will not, nor will it permit any Subsidiary to, use any of the proceeds of the Advances to purchase or carry any "margin stock" (as defined in Regulation U).

        6.3. Notice of Default. The Borrower will, and will cause each Subsidiary to, give prompt notice in writing to the Lenders of the occurrence of any Default or Unmatured Default and of any other development, financial or otherwise, which could have a Material Adverse Effect.

        6.4. Conduct of Business. The Borrower will, and will cause each Subsidiary to, carry on and conduct its business in the same general manner and in the same general fields of enterprise as it is presently conducted and to do all things necessary to remain duly incorporated, validly existing and in good standing as a domestic corporation in its jurisdiction of incorporation and maintain all requisite authority to conduct its business in each jurisdiction in which its business is





   conducted and in which the failure to maintain such authority could have a Material Adverse Effect.

        6.5. Taxes. The Borrower will, and will cause each Subsidiary to, timely file complete and correct United States federal and applicable foreign, state and local tax returns required by law, which the failure to so file could have a Material Adverse Effect, and pay when due all taxes, assessments and governmental charges and levies upon it or its income, profits or Property, which the failure to pay could have a Material Adverse Effect, except those which are being contested in good faith by appropriate proceedings and with respect to which any adequate reserves have been set aside in accordance with GAAP.

        6.6. Insurance. The Borrower will, and will cause each Subsidiary to, maintain with financially sound and reputable insurance companies insurance on all their Property in such amounts and covering such risks as is consistent with sound business practice, and the Borrower will furnish to any Lender upon request full information as to the insurance carried.

        6.7. Compliance with Laws. The Borrower will, and will cause each Subsidiary to, comply with all laws, rules, regulations, orders, writs, judgments, injunctions, decrees or awards to which it may be subject and noncompliance with which could have a Material Adverse Effect.

        6.8. Environmental Covenant. (a) The Borrower will, and will cause each of its Subsidiaries to use and operate all of its facilities and Property in material compliance with all Environmental Laws, noncompliance with which could have a Material Adverse Effect, keep all necessary permits, approvals, certificates and licenses in effect and remain in material compliance therewith, if failure to keep or comply therewith could have a Material Adverse Effect, and handle all Hazardous Materials in material compliance with all applicable Environmental Laws, noncompliance with which could have a Material Adverse Effect, and provide such information and certifications as the Administrative Agent or any Lender may reasonably request from time to time to insure compliance with this
   Section 6.8.

        6.9. Maintenance of Properties. The Borrower will, and will cause each Subsidiary to, do all things necessary to maintain, preserve, protect and keep its Property in good repair, working order and condition, normal wear and tear excepted, and make all necessary and proper repairs, renewals and replacements so that its business carried on in connection therewith may be properly conducted at all times.

        6.10. Inspection. The Borrower will, and will cause each Subsidiary to, permit the Administrative Agent and the Lenders, by their respective representatives and agents, to inspect any of the Property, corporate books and financial records of the Borrower and each Subsidiary, to examine and make copies of the books of accounts and other financial records of the Borrower and each Subsidiary, and to discuss the affairs, finances and accounts of the Borrower and each Subsidiary with, and to be advised as to the same by, their respective officers at such reasonable times and intervals as the Lenders may designate.





        6.11. Dividends. The Borrower will not, nor will it permit any Subsidiary to, redeem, repurchase or otherwise acquire or retire any of its capital stock, except as provided for in Section 6.23, at any time outstanding, and the Borrower will not permit any Subsidiary to declare or pay any dividends, except that any Subsidiary may declare and pay dividends to the Borrower or to a Wholly-Owned Subsidiary.

        6.12. Merger. The Borrower will not, nor will it permit any Subsidiary to, merge or consolidate with or into any other Person, except that a Subsidiary may merge with the Borrower or a Wholly-Owned Subsidiary, provided that the Borrower or a Wholly-Owned Subsidiary is the surviving corporation in any such merger or consolidation.

        6.13. Indebtedness. The Borrower will not, nor will it permit any Subsidiary to, create, incur or suffer to exist any Indebtedness, except:

        (i)    The Loans.

        (ii)   Indebtedness existing under the Long Term Credit Agreement.

        (iii) Indebtedness existing on the date hereof and described in Schedule "2" hereto.

        (iv)   Indebtedness incurred with respect to the Private Placement.

        (v) Indebtedness not otherwise permitted by this Section 6.13 not exceeding (as to the Borrower and all its Subsidiaries) a sum equal to 5% of Consolidated Net Worth in aggregate principal amount at any one time outstanding.

        6.14. Sale of Assets. The Borrower will not, nor will it permit any Subsidiary to, lease, sell or otherwise dispose of its Property, to any other Person except for (i) sales of inventory in the ordinary course of business, and sale of Big O retail stores to Big O franchisees in the ordinary course of business, (ii) leases, sales or other dispositions of its Property that, together will all other Property of the Borrower and its Subsidiaries previously leased, sold or disposed of (other than inventory or retail stores in the ordinary course of business) as permitted by this Section during the twelve-month period ending with the month in which any such lease, sale or other disposition occurs, do not constitute a Substantial Portion of the Property of the Borrower and its Subsidiaries, and (iii) the sale of the assets or stock of Battery Associates, Inc. and Northern States Tire, Inc.

        6.15. Liens. The Borrower will not, nor will it permit or suffer any Subsidiary to, create, incur, or suffer to exist any Lien in, of or on the property of the Borrower or any of its Subsidiaries, except:

              (i) Liens for taxes, assessments or governmental charges or levies on its Property if the same shall not at the time be delinquent or thereafter can be paid without penalty, or are being contested in good faith and by appropriate proceedings and for which any adequate reserves in accordance with generally accepted principles of accounting shall have been set aside on its books.






              (ii) Liens imposed by law, such as carriers', warehousemen's and mechanics' liens and other similar liens arising in the ordinary course of business which secure payment of obligations not more than 60 days past due or which are being contested in good faith by appropriate proceedings and for which any adequate reserves shall have been set aside on its books.

              (iii) Liens arising out of pledges or deposits under worker's compensation laws, unemployment insurance, old age pensions, or other social security or retirement benefits, or similar legislation.

              (iv) Utility easements, building restrictions and such other encumbrances or charges against real Property as are of a nature generally existing with respect to properties of a similar character and which do not in any material way affect the marketability of the same or interfere with the use thereof in the business of the Borrower or its Subsidiaries.

              (v) Liens on the capital stock, partnership interest, or other evidence of ownership of any Subsidiary or such Subsidiary's assets that secure project financing for such Subsidiary.

              (vi) Purchase money Liens upon or in Property now owned or hereafter acquired in the ordinary course of business (consistent with the Borrower's business practices) to secure (A) the purchase price of such Property or (B) Indebtedness incurred solely for the purpose of financing the acquisition, construction, or improvement of any such Property to be subject to such Liens, or Liens existing on any such Property at the time of acquisition, or extensions, renewals, or replacements of any of the foregoing for the same or a lesser amount; provided that no such Lien shall extend to or cover any Property other than the Property being acquired, constructed, or improved and replacements, modifications, and proceeds of such Property, and no such extension, renewal, or replacement shall extend to or cover any Property not theretofore subject to the Lien being extended, renewed, or replaced, and provided further that the aggregate amount of new purchase money Liens arising in any fiscal year of Borrower shall not exceed the principal amount of $3,000,000.

              (vii) Liens existing on the date hereof and described in Schedule "2" hereto.

        6.16.  Affiliates.  The Borrower will not, and will not permit any
   Subsidiary to, enter into any transaction (including, without limitation, the purchase or sale of any Property or service) with, or make any payment or transfer to, any Affiliate except in the ordinary course of business and pursuant to the reasonable requirements of the Borrower's or such
   Subsidiary's business and upon fair and reasonable terms no less favorable to the Borrower or such Subsidiary than the Borrower or such Subsidiary would obtain in a comparable arms-length transaction, provided that the foregoing shall not apply to transactions (i) between the Borrower and any
   Wholly-Owned Subsidiary; or (ii) if such transactions occur in the ordinary course of business consistent with past practices of the Borrower and/or the Subsidiary, transactions between the Borrower or any
   Wholly-Owned Subsidiary and TBC de Mexico or TBC Worldwide or transactions





   between Big O and any joint venture established by Big O in the ordinary course of business.

        6.17. Contingent Obligations and Investments. The Borrower will not, and will not permit any Subsidiary to, incur or permit to exist any Contingent Obligations or make or permit to exist Investments to or in any other Person or instrument, except for:

               (i) the endorsement, in the ordinary course of collection, of instruments payable to it or to its order, or employee advances in the ordinary course of business;

               (ii) Contingent Obligations, if after giving effect to the incurrence of such Contingent Obligations, the aggregate of all such Contingent Obligations of the Borrower and its Subsidiaries on a consolidated basis does not exceed 5% of Consolidated Tangible Net Worth, provided that any Intercompany Contingent Obligation shall be permitted regardless of the restriction imposed by this Section 6.17 (ii).

               (iii)  investment grade Investments;

               (iv) Investments in an amount which, when computed in an aggregate amount forthe Borrower and its Subsidiaries, shall not exceed 10% of Consolidated Tangible Net Worth at any one time outstanding;

               (v) loans or advances by the Borrower to any Subsidiary, by any Subsidiary to the Borrower and by any Subsidiary to any other Subsidiary, and equity interests of the Borrower or any Subsidiary in any Subsidiary;

               (vi) existing Contingent Obligations and Investments listed on Schedule "3" hereto;

               (vii) extended payment terms granted to, and evidenced by notes payable of, customers of the Borrower or any Subsidiary, provided that such customers are not Affiliates of the Borrower and that the aggregate of all such Investments permitted pursuant to this clause (vii) shall not exceed $3,000,000 at any time outstanding.

               (viii) nothwithstanding Section 6.17(ii) above, Big O shall be permitted to incur or permit to exist Contingent Obligations on behalf of its franchisees, inclusive of those existing Contingent Obligations of Big O listed on Schedule "4" hereto, in an amount not to exceed $24,000,000.

        6.18. Consolidated Tangible Net Worth. The Borrower will maintain at all times a Consolidated Tangible Net Worth of not less than the greater of
   (i) $65,000,000, or (ii) Consolidated Tangible Net Worth on completion of the Big O Acquisition, less $3,000,000, but not greater than $70,000,000, plus 50% of the Borrower's Consolidated Net Income (without giving effect to any losses) for each fiscal year of the Borrower ending on or after December 31, 1996. For the sole purpose of calculating the Consolidated Tangible Net Worth covenant herein, repurchases by the Borrower of its capital stock shall not be subtracted from the computation of Consolidated Tangible Net Worth only to the extent of $5,000,000 in repurchases annually.





        6.19.  Funded Indebtedness.  The Borrower will not permit the ratio of
   (i) Consolidated Funded Indebtedness to (ii) EBITDA to be greater than 3.5 to 1.0 at any time (measured at the end of each fiscal quarter for the
   then-most recently ended four fiscal quarters).   Compliance shall be
   demonstrated on a pro forma basis until such time as Big O's results shall have been included in Borrower's consolidated financial statements for four fiscal quarters.

        6.20. Fixed Charge Coverage Ratio. The Borrower will not permit the Fixed Charge Coverage Ratio (measured at the end of each fiscal quarter for the then-most recently ended four fiscal quarters) to be less than 2.25 to
   1.00. Compliance shall be demonstrated on a pro forma basis until such time as Big O's results shall have been included in Borrower's consolidated financial statements for four fiscal quarters.

        6.21. Capital Expenditures. The Borrower shall not and shall not permit any Subsidiary to make any Capital Expenditures that would cause the combined Capital Expenditures of the Borrower and its Subsidiaries to exceed $10,000,000 during any fiscal year of the Borrower.

        6.22. Retail Stores Under Development. The Borrower shall not at any time, on a consolidated basis, have in excess of $20,000,000 allocated to Retail Stores Under Development on its balance sheet.

        6.23. Stock Repurchase. The Borrower shall not repurchase its capital stock during any fiscal year of the Borrower in an aggregate amount in excess of $5,000,000.

        6.24. Employee Benefit Plans. The Borrower will properly conduct, and cause each Subsidiary to properly conduct, each Single Employer Plan as to which it may have any liability in compliance with all applicable requirements of law and regulations noncompliance with which could have a Material Adverse Effect.

        6.25. Other Agreements. The Borrower will not, and will not permit any Subsidiary to, enter into any agreement containing any provision which would be violated or breached by the performance of its obligations hereunder or under any instrument or document delivered or to be delivered by it hereunder or in connection with the transactions contemplated hereby.

                                ARTICLE VII

                                  DEFAULTS

        The occurrence of any one or more of the following events shall constitute a Default:

        7.1. Any representation or warranty made or deemed made by or on behalf of the Borrower or any of its Subsidiaries to the Lenders or the Administrative Agent under or in connection with this Agreement, any Loan, or any certificate or information delivered in connection with this Agreement or any other Loan Document shall be materially false on the date as of which made.





        7.2. Nonpayment of principal of any Note when due, or nonpayment of interest upon any Note or of any commitment fee or other obligations under any of the Loan Documents within five days after the same becomes due.

        7.3. Failure of the Borrower or any of its Subsidiaries to perform or observe any agreement contained in Article VI and either (i) such failure is not remedied within two Business Days after any Authorized Officer obtains knowledge thereof or (ii) within such two day period, the Required Lenders give the Borrower notice that such failure constitutes a Default hereunder.

        7.4. The breach by the Borrower (other than a breach which constitutes a Default under Section 7.1, 7.2 or 7.3) of any of the terms or provisions of this Agreement which is not remedied within thirty (30) days after the earlier to occur of (i) the date the Borrower shall have obtained knowledge thereof and (ii) written notice thereof to the Borrower from the Administrative Agent or any Lender.

        7.5. Failure of the Borrower or any of its Subsidiaries to pay when due any Indebtedness aggregating in excess of $2,000,000 ("Material Indebtedness"); or the default by the Borrower or any of its Subsidiaries in the performance of any term, provision or condition contained in any agreement under which any such Material Indebtedness was created or is governed, or any other event shall occur or condition exist, the effect of which is to cause, or to permit the holder or holders of such Material Indebtedness to cause, such Material Indebtedness to become due prior to its stated maturity; or any Material Indebtedness of the Borrower or any of its Subsidiaries shall be declared to be due and payable or required to be prepaid or repurchased (other than by a regularly scheduled payment) prior to the stated maturity thereof; or the Borrower or any of its Subsidiaries shall not pay, or admit in writing its inability to pay, its debts generally as they become due.

        7.6. The Borrower or any of its Subsidiaries shall (i) have an order for relief entered with respect to it under the Federal bankruptcy laws as now or hereafter in effect, (ii) make an assignment for the benefit of creditors, (iii) apply for, seek, consent to, or acquiesce in, the appointment of a receiver, custodian, trustee, examiner, liquidator or similar official for it or any Substantial Portion of its Property, (iv) institute any proceeding seeking an order for relief under the Federal bankruptcy laws as now or hereafter in effect or seeking to adjudicate it a bankrupt or insolvent, or seeking dissolution, winding up, liquidation, reorganization, arrangement, adjustment or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors or fail to file an answer or other pleading denying the material allegations of any such proceeding filed against it, (v) take any corporate action to authorize or effect any of the foregoing actions set forth in this Section 7.6 or (vi) fail to contest in good faith any appointment or proceeding described in Section 7.7.

        7.7. Without the application, approval or consent of the Borrower or any of its Subsidiaries, a receiver, trustee, examiner, liquidator or similar official shall be appointed for the Borrower or any of its Subsidiaries or any Substantial Portion of its Property, or a proceeding described in





   Section 7.6(iv) shall be instituted against the Borrower or any of its Subsidiaries and such appointment continues undischarged or such proceeding continues undismissed or unstayed for a period of 30 consecutive days.

        7.8. Any court, government or governmental agency shall condemn, seize or otherwise appropriate, or take custody or control of (each a "Condemnation"), all or any portion of the Property of the Borrower and its Subsidiaries which, when taken together with all other Property of the Borrower and its Subsidiaries so condemned, seized, appropriated, or taken custody or control of, during the twelve-month period ending with the month in which any such Condemnation occurs, constitutes a Substantial Portion.

        7.9. The Borrower or any of its Subsidiaries shall fail within 30 days to pay, bond or otherwise discharge any judgment or order for the payment of money in excess of $3,000,000, which is not stayed on appeal or otherwise being appropriately contested in good faith.

        7.10. The Unfunded Liabilities of all Plans shall exceed in the aggregate an amount the payment of which could reasonably be expected to have a Material Adverse Effect or any Reportable Event shall occur in connection with any Plan.

        7.11. The Borrower or any other member of the Controlled Group shall have been notified by the sponsor of a Multiemployer Plan that it has incurred withdrawal liability to such Multiemployer Plan in an amount which, when aggregated with all other amounts required to be paid to Multiemployer Plans by the Borrower or any other member of the Controlled Group as withdrawal liability (determined as of the date of such notification), exceeds an amount, or requires payments exceeding an amount per annum, the payment of which in either case could reasonably be expected to have a Material Adverse Effect.

        7.12. The Borrower or any other member of the Controlled Group shall have been notified by the sponsor of a Multiemployer Plan that such Multiemployer Plan is in reorganization or is being terminated, within the meaning of Title IV of ERISA, if as a result of such reorganization or termination the aggregate annual contributions of the Borrower and the other members of the Controlled Group (taken as a whole) to all Multiemployer Plans which are then in reorganization or being terminated have been or will be increased over the amounts contributed to such Multiemployer Plans for the respective plan years of each such Multiemployer Plan immediately preceding the plan year in which the reorganization or termination occurs by an amount the payment of which could reasonably be expected to have a Material Adverse Effect on the business, financial condition, or results of operations of the Borrower and its Subsidiaries taken as a whole.

        7.13.  The Borrower or any of its Subsidiaries shall be the subject of any proceeding or investigation pertaining to the release by the Borrower or any of its Subsidiaries, or any other Person of any Hazardous Material into the environment, or any violation of any Environmental Law, which, in





   either case, could reasonably be expected to have a Material Adverse
   Effect.

        7.14.  Any Change in Control shall occur.

        7.15. The representations and warranties set forth in "Section 5.15 Plan Assets; Prohibited Transactions" shall at any time not be true and correct.

        7.16. Any of the Guaranties shall fail to remain in full force or effect or any action shall be taken to discontinue or to assert the invalidity or unenforceability of the Guaranties.

                                ARTICLE VIII

                ACCELERATION, WAIVERS, AMENDMENTS AND REMEDIES

        8.1. Acceleration. If any Default described in Section 7.6 or 7.7 occurs with respect to the Borrower, the obligations of the Lenders to make Loans hereunder shall automatically terminate and the Obligations shall immediately become due and payable without any election or action on the part of the Administrative Agent or any Lender. If any other Default occurs, and is then continuing, the Required Lenders (or the Administrative Agent with the consent of the Required Lenders) may terminate or suspend the obligations of the Lenders to make Loans hereunder, or declare the Obligations to be due and payable, or both, whereupon the Obligations shall become immediately due and payable, without presentment, demand, protest or notice of any kind, all of which the Borrower hereby expressly waives.

        If, within 14 days after acceleration of the maturity of the Obligations or termination of the obligations of the Lenders to make Loans hereunder as a result of any Default (other than any Default as described in Section
   7.6 or 7.7 with respect to the Borrower) and before any judgment or decree for the payment of the Obligations due shall have been obtained or entered, the Required Lenders (in their sole discretion) shall so direct, the Administrative Agent shall, by notice to the Borrower, rescind and annul such acceleration and/or termination.

        8.2. Amendments. Subject to the provisions of this Article VIII, the Required Lenders (or the Administrative Agent with the consent in writing of the Required Lenders) and the Borrower may enter into agreements supplemental hereto for the purpose of adding or modifying any provisions to the Loan Documents or changing in any manner the rights of the Lenders or the Borrower hereunder or waiving any Default hereunder; provided, however, that no such supplemental agreement shall, without the consent of each Lender affected thereby:

              (i) Extend the final maturity of any Loan or Note or forgive all or any portion of the principal amount thereof, or reduce the rate or extend the time of payment of interest or fees thereon.

              (ii) Reduce the percentage specified in the definition of Required Lenders.





              (iii) Extend the Termination Date, or increase the amount of the Commitment of any Lender hereunder, or permit the Borrower to assign its rights under this Agreement.

              (iv)   Amend this Section 8.2.

              (v) Release any Guarantor from its obligations under its Guaranty.

   No amendment of any provision of this Agreement relating to the Administrative Agent shall be effective without the written consent of the Administrative Agent. The Administrative Agent may waive payment of the fee required under Section 12.3.2 without obtaining the consent of any other party to this Agreement.

        8.3. Preservation of Rights. No delay or omission of the Lenders or the Administrative Agent to exercise any right under the Loan Documents shall impair such right or be construed to be a waiver of any Default or an acquiescence therein, and the making of a Loan notwithstanding the existence of a Default or the inability of the Borrower to satisfy the conditions precedent to such Loan shall not constitute any waiver or acquiescence. Any single or partial exercise of any such right shall not preclude other or further exercise thereof or the exercise of any other right, and no waiver, amendment or other variation of the terms, conditions or provisions of the Loan Documents whatsoever shall be valid unless in writing signed by the Lenders required pursuant to Section 8.2, and then only to the extent in such writing specifically set forth. All remedies contained in the Loan Documents or by law afforded shall be cumulative and all shall be available to the Administrative Agent and the Lenders until the Obligations have been paid in full.


                                  ARTICLE IX

                              GENERAL PROVISIONS

        9.1. Survival of Representations. All representations and warranties of the Borrower contained in this Agreement shall survive delivery of the Notes and the making of the Loans herein contemplated.

        9.2. Governmental Regulation. Anything contained in this Agreement to the contrary notwithstanding, no Lender shall be obligated to extend credit to the Borrower in violation of any limitation or prohibition provided by any applicable statute or regulation.

        9.3. Taxes. Any taxes (excluding income taxes on the overall net income of any Lender) or other similar assessments or charges made by any governmental or revenue authority in respect of the Loan Documents shall be paid by the Borrower, together with interest and penalties, if any.

        9.4. Headings. Section headings in the Loan Documents are for convenience of reference only, and shall not govern the interpretation of any of the provisions of the Loan Documents.





        9.5. Entire Agreement. The Loan Documents and the Long Term Credit Agreement embody the entire agreement and understanding among the Borrower, the Administrative Agent and the Lenders and supersede all prior agreements and understandings among the Borrower, the Administrative Agent and the Lenders relating to the subject matter thereof.

        9.6. Several Obligations; Benefits of this Agreement. The respective obligations of the Lenders hereunder are several and not joint and no Lender shall be the partner or administrative agent of any other (except to the extent to which the Administrative Agent is authorized to act as such). The failure of any Lender to perform any of its obligations hereunder shall not relieve any other Lender from any of its obligations hereunder. This Agreement shall not be construed so as to confer any right or benefit upon any Person other than the parties to this Agreement and their respective successors and assigns.

        9.7. Expenses; Indemnification. The Borrower shall reimburse the Administrative Agent and the Co-Agent for any costs, and out-of-pocket expenses (including outside attorneys' fees and time charges of attorneys for the Co-Agent, which attorneys may be employees of the Co-Agent) paid or incurred by the Administrative Agent and the Co-Agent in connection with the preparation, negotiation, execution and delivery, of the Loan Documents, up to an aggregate amount which, when added to such expenses incurred in connection with the Long Term Credit Agreement does not exceed $20,000. The Borrower also agrees to reimburse the Administrative Agent and the Lenders for any costs, internal charges and out-of-pocket expenses (including attorneys' fees and time charges of attorneys for the Administrative Agent and the Lenders, which attorneys may be employees of the Administrative Agent or the Lenders) paid or incurred by the Administrative Agent or any Lender in connection with the amendment, modification, administration, collection and enforcement of the Loan Documents. The Borrower further agrees to indemnify the Administrative Agent, the Co-Agent, and each Lender, its directors, officers and employees against all losses, claims, damages, penalties, judgments, liabilities and expenses (including, without limitation, all expenses of litigation or preparation therefor whether or not the Administrative Agent, the Co-Agent, or any Lender is a party thereto) which any of them may pay or incur arising out of or relating to this Agreement, the other Loan Documents, the transactions contemplated hereby or the direct or indirect application or proposed application of the proceeds of any Loan hereunder except to the extent that they are determined by a court of competent jurisdiction in a final and non-appealable order to have resulted from the gross negligence or willful misconduct of the party seeking indemnification and except that the foregoing indemnity shall not extend to any claim asserted by Borrower against any Lender or the Administrative Agent for breach of its obligations as allowed under this
   Agreement.   The obligations of the Borrower under this Section shall
   survive the termination of this Agreement.

        9.8. Numbers of Documents. All statements, notices, closing documents, and requests hereunder shall be furnished to the Administrative Agent with sufficient counterparts so that the Administrative Agent may furnish one to each of the Lenders.





        9.9. Accounting. Except as provided to the contrary herein, all accounting terms used herein shall be interpreted and all accounting determinations hereunder shall be made in accordance with GAAP.

        9.10. Severability of Provisions. Any provision in any Loan Document that is held to be inoperative, unenforceable, or invalid in any jurisdiction shall, as to that jurisdiction, be inoperative, unenforceable, or invalid without affecting the remaining provisions in that jurisdiction or the operation, enforceability, or validity of that provision in any other jurisdiction, and to this end the provisions of all Loan Documents are declared to be severable.

        9.11. Nonliability of Lenders. The relationship between the Borrower and the Lenders and the Administrative Agent shall be solely that of borrower and lender. Neither the Administrative Agent nor any Lender shall have any fiduciary responsibilities to the Borrower. Neither the Administrative Agent nor any Lender undertakes any responsibility to the Borrower to review or inform the Borrower of any matter in connection with any phase of the Borrower's business or operations. The Borrower agrees that neither the Administrative Agent nor any Lender shall have liability to the Borrower (whether sounding in tort, contract or otherwise) for losses suffered by the Borrower in connection with, arising out of, or in any way related to, the transactions contemplated and the relationship established by the Loan Documents, or any act, omission or event occurring in connection therewith, unless it is determined by a court of competent jurisdiction in a final and non-appealable order that such losses resulted from the gross negligence or willful misconduct of the party from which recovery is sought. Neither the Administrative Agent nor any Lender shall have any liability with respect to, and the Borrower hereby waives, releases and agrees not to sue for, any special, indirect or consequential damages suffered by the Borrower in connection with, arising out of, or in any way related to the Loan Documents or the transactions contemplated thereby.

        9.12. Confidentiality. Each Lender agrees to hold any confidential information which it may receive from the Borrower pursuant to this Agreement in confidence, except for disclosure (i) to its Affiliates and to other Lenders and their respective Affiliates, (ii) to legal counsel, accountants, and other professional advisors to that Lender or to a Transferee, (iii) to regulatory officials, (iv) to any Person as requested pursuant to or as required by law, regulation, or legal process, (v) to any Person in connection with any legal proceeding to which that Lender is a party, and (vi) permitted by Section 12.4.

        9.13. Nonreliance. Each Lender hereby represents that it is not relying on or looking to any margin stock (as defined in Regulation U of the Board of Governors of the Federal Reserve System) for the repayment of the Loans provided for herein.


                                ARTICLE X

                        THE  ADMINISTRATIVE AGENT


        10.1. Appointment; Nature of Relationship. First Tennessee Bank is hereby appointed by the Lenders as the Administrative Agent and NBD Bank as the Co-Agent hereunder and under each other Loan Document, and each of the Lenders irrevocably authorizes the Administrative Agent and the Co-Agent to act as the contractual representatives of such Lender with the rights and duties expressly set forth herein and in the other Loan Documents.
   The Administrative Agent and the Co-Agent agree to act as such contractual representative upon the express conditions contained in this Article X. Notwithstanding the use of the defined term "Administrative Agent" and "Co-Agent," it is expressly understood and agreed that the Administrative Agent and the Co-Agent shall not have any fiduciary responsibilities to any Lender by reason of this Agreement or any other Loan Document and that the Administrative Agent and the Co-Agent are merely acting as the representatives of the Lenders with only those duties as are expressly set forth in this Agreement and the other Loan Documents. In its capacity as the Lenders' contractual representative, the Administrative Agent and the Co-Agent (i) do not hereby assume any fiduciary duties to any of the Lenders, (ii) are a "representative" of the Lenders within the meaning of
   Section 9-105 of the Uniform Commercial Code and (iii) are acting as an independent contractor, the rights and duties of which are limited to those expressly set forth in this Agreement and the other Loan Documents. Each of the Lenders hereby agrees to assert no claim against the Administrative Agent and the Co-Agent on any agency theory or any other theory of liability for breach of fiduciary duty, all of which claims each Lender hereby waives.

        10.2. Powers. The Administrative Agent shall have and may exercise such powers under the Loan Documents as are specifically delegated to the Administrative Agent and the Co-Agent by the terms of each thereof, together with such powers as are reasonably incidental thereto. The Administrative Agent and the Co-Agent shall have no implied duties to the Lenders, or any obligation to the Lenders to take any action thereunder except any action specifically provided by the Loan Documents to be taken by the Administrative Agent and the Co-Agent.

        10.3. General Immunity. Neither the Administrative Agent nor the Co-Agent nor any of its directors, officers, agents or employees shall be liable to the Borrower, the Lenders or any Lender for any action taken or omitted to be taken by it or them hereunder or under any other Loan Document or in connection herewith or therewith except for its or their own gross negligence or willful misconduct.

        10.4.  No Responsibility for Loans, Recitals, etc.  Neither the
   Administrative Agent nor the Co-Agent nor any of its directors, officers, agents or employees shall be responsible for or have any duty to ascertain, inquire into, or verify (i) any statement, warranty or representation made in connection with any Loan Document or any borrowing hereunder; (ii) the performance or observance of any of the covenants or agreements of any obligor under any Loan Document, including, without limitation, any agreement by an obligor to furnish information directly to each Lender; (iii) the satisfaction of any condition specified in Article
   IV, except receipt of items required to be delivered to the Administrative
   Agent and the Co-Agent; (iv) the validity, enforceability, effectiveness, sufficiency or genuineness of any Loan Document or any other instrument or





   writing furnished in connection therewith; or (v) the value, sufficiency, creation, perfection or priority of any interest in any collateral security. The Administrative Agent and the Co-Agent shall have no duty to disclose to the Lenders, unless requested, information that is not required to be furnished by the Borrower to the Administrative Agent and the Co-Agent at such time, but is voluntarily furnished by the Borrower to the Administrative Agent or the Co-Agent (either in their capacity as Administrative Agent or Co-Agent or in their individual capacity).

        10.5. Action on Instructions of Lenders. The Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder and under any other Loan Document in accordance with written instructions signed by the Required Lenders, and such instructions and any action taken or failure to act pursuant thereto shall be binding on all of the Lenders and on all holders of Notes. The Lenders hereby acknowledge that the Administrative Agent shall be under no duty to take any discretionary action permitted to be taken by it pursuant to the provisions of this Agreement or any other Loan Document unless it shall be requested in writing to do so by the Required Lenders. The Administrative Agent shall be fully justified in failing or refusing to take any action hereunder and under any other Loan Document unless it shall first be indemnified to its satisfaction by the Lenders pro rata against any and all liability, cost and expense that it may incur by reason of taking or continuing to take any such action.

        10.6. Employment of Agents and Counsel. The Administrative Agent and the Co-Agent may execute any of their duties as Administrative Agent and Co-Agent hereunder and under any other Loan Document by or through employees, agents, and attorneys-in-fact and shall not be answerable to the Lenders, except as to money or securities received by it or its authorized agents, for the default or misconduct of any such agents or attorneys-in-fact selected by it with reasonable care. The Administrative Agent and the Co-Agent shall be entitled to advice of counsel concerning all matters pertaining to the agency hereby created and its duties hereunder and under any other Loan Document.

        10.7. Reliance on Documents; Counsel. The Administrative Agent and the Co-Agent shall be entitled to rely upon any Note, notice, consent, certificate, affidavit, letter, telegram, statement, paper or document believed by it to be genuine and correct and to have been signed or sent by the proper person or persons, and, in respect to legal matters, upon the opinion of counsel selected by the Administrative Agent or the Co-Agent, which counsel may be employees of the Administrative Agent or the Co-Agent.

        10.8.  Administrative Agent's Reimbursement and Indemnification.  The
   Lenders agree to reimburse and indemnify the Administrative Agent and the
   Co-Agent ratably in proportion to their respective Commitments (or, if the
   Commitments have been terminated, in proportion to their Commitments immediately prior to such termination) (i) for any amounts not reimbursed by the Borrower for which the Administrative Agent or the Co-Agent is entitled to reimbursement by the Borrower under the Loan Documents, (ii)
   for any other reasonable expenses incurred by the Administrative Agent and the Co-Agent on behalf of the Lenders, in connection with the preparation,





   execution, delivery, administration and enforcement of the Loan Documents and (iii) for any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever which may be imposed on, incurred by or asserted against the Administrative Agent and the Co-Agent in any way relating to or arising out of the Loan Documents or any other document delivered in connection therewith or the transactions contemplated thereby, or the enforcement of any of the terms thereof or of any such other documents, provided that no Lender shall be liable for any of the foregoing to the extent they arise from the gross negligence or willful misconduct of the Administrative Agent or the Co-Agent. The obligations of the Lenders under this Section 10.8 shall survive payment of the Obligations and termination of this Agreement.

        10.9. Notice of Default. The Administrative Agent and the Co-Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Unmatured Default hereunder unless the Administrative Agent or the Co-Agent has received written notice from a Lender or the Borrower referring to this Agreement describing such Default or Unmatured Default and stating that such notice is a "notice of default". In the event that the Administrative Agent or the Co-Agent receives such a notice, the Administrative Agent or the Co-Agent shall give prompt notice thereof to the Lenders.

        10.10. Rights as a Lender. In the event the Administrative Agent or the Co-Agent is a Lender, the Administrative Agent and the Co-Agent shall have the same rights and powers hereunder and under any other Loan Document as any Lender and may exercise the same as though it were not the Administrative Agent or Co-Agent, and the term "Lender" or "Lenders" shall, at any time when the Administrative Agent or Co-Agent, is a Lender, unless the context otherwise indicates, include the Administrative Agent and the Co-Agent in its individual capacity. The Administrative Agent and the Co-Agent may accept deposits from, lend money to, and generally engage in any kind of trust, debt, equity or other transaction, in addition to those contemplated by this Agreement or any other Loan Document, with the Borrower or any of its Subsidiaries in which the Borrower or such Subsidiary is not restricted hereby from engaging with any other Person.

        10.11. Lender Credit Decision. Each Lender acknowledges that it has, independently and without reliance upon the Administrative Agent or the Co-Agent or any other Lender and based on the financial statements prepared by the Borrower and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement and the other Loan Documents. Each Lender also acknowledges that it will, independently and without reliance upon the Administrative Agent or the Co-Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement and the other Loan Documents.

        10.12.  Successor Administrative Agent.  The Administrative Agent may
   resign at any time by giving written notice thereof to the Lenders and the
   Borrower, or be removed by the Required Lenders, such resignation or removal to be effective upon the appointment of a successor Administrative





   Agent or, if no successor new Administrative Agent has been appointed, forty-five days after the retiring or removed Administrative Agent gives notice of its intention to resign or is removed. Upon any such resignation or removal the Required Lenders shall have the right to appoint, on behalf of the Borrower and the Lenders and with the consent of the Borrower (which shall not be unreasonably withheld), a successor Administrative Agent. If the Administrative Agent has resigned or been removed and no successor Administrative Agent has been appointed, the Lenders may perform all the duties of the Administrative Agent hereunder and the Borrower shall make all payments in respect of the Obligations to the applicable Lender and for all other purposes shall deal directly with the Lenders. No successor Administrative Agent shall be deemed to be appointed hereunder until such successor Administrative Agent has accepted the appointment. Any such successor Administrative Agent shall be a commercial bank having capital and retained earnings of at least $50,000,000. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor Administrative Agent, such successor Administrative Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the resigning Administrative Agent. Upon the effectiveness of the resignation or removal of the Administrative Agent, the resigning Administrative Agent shall be discharged from its duties and obligations hereunder and under the Loan Documents. After the effectiveness of the resignation of an Administrative Agent, the provisions of this Article X shall continue in effect for the benefit of such Administrative Agent in respect of any actions taken or omitted to be taken by it while it was acting as the Administrative Agent hereunder and under the other Loan Documents.


                                ARTICLE XI

                        SETOFF; RATABLE PAYMENTS

        11.1. Setoff. In addition to, and without limitation of, any rights of the Lenders under applicable law, if the Borrower becomes insolvent, however evidenced, or any Default occurs, any and all deposits (including all account balances, whether provisional or final and whether or not collected or available) and any other Indebtedness at any time held or owing by any Lender to or for the credit or account of the Borrower may be offset and applied toward the payment of the Obligations owing to such Lender, whether or not the Obligations, or any part hereof, shall then be due.

        11.2. Ratable Payments. If any Lender, whether by setoff or otherwise, has payment made to it upon its Loans (other than payments received pursuant to Section 3.1, 3.2 or 3.4 and other payments received by the Swing Line
   Bank with respect to the Swing Line Loan) in a greater proportion than that received by any other Lender, such Lender agrees, promptly upon demand, to purchase a portion of the Loans held by the other Lenders so that after such purchase each Lender will hold its ratable proportion of Loans. If any Lender, whether in connection with setoff or amounts which might be subject to setoff or otherwise, receives collateral or other protection for its Obligations or such amounts which may be subject to setoff, such Lender agrees, promptly upon demand, to take such action





   necessary such that all Lenders share in the benefits of such collateral ratably in proportion to their Loans. In case any such payment is disturbed by legal process, or otherwise, appropriate further adjustments shall be made.

                                  ARTICLE XII

                BENEFIT OF AGREEMENT; ASSIGNMENTS; PARTICIPATIONS

        12.1. Successors and Assigns. The terms and provisions of the Loan Documents shall be binding upon and inure to the benefit of the Borrower and the Lenders and their respective successors and assigns, except that
   (i) the Borrower shall not have the right to assign its rights or obligations under the Loan Documents and (ii) any assignment by any Lender must be made in compliance with Section 12.3. Notwithstanding clause (ii) of this Section, any Lender may at any time, without the consent of the Borrower or the Administrative Agent, assign all or any portion of its rights under this Agreement and its Notes to a Federal Reserve Bank; provided, however, that no such assignment to a Federal Reserve Bank shall release the transferor Lender from its obligations hereunder. The Administrative Agent may treat the payee of any Note as the owner thereof for all purposes hereof unless and until such payee complies with Section
   12.3 in the case of an assignment thereof or, in the case of any other transfer, a written notice of the transfer is filed with the Administrative Agent. Any assignee or transferee of a Note agrees by acceptance thereof to be bound by all the terms and provisions of the Loan Documents. Any request, authority or consent of any Person, who at the time of making such request or giving such authority or consent is the holder of any Note, shall be conclusive and binding on any subsequent holder, transferee or assignee of such Note or of any Note or Notes issued in exchange therefor.

        12.2.  Participations.

               12.2.1. Permitted Participants; Effect. Any Lender may, in the ordinary course of its business and in accordance with applicable law, at any time sell to one or more banks or other entities ("Participants") participating interests in any Loan owing to such Lender, any Note held by such Lender, or any Commitment of such Lender or any other interest of such Lender under the Loan Documents. In the event of any such sale by a Lender of participating interests to a Participant, such Lender's obligations under the Loan Documents shall remain unchanged, such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, such Lender shall remain the holder of any such Note for all purposes under the Loan Documents, all amounts payable by the Borrower under this Agreement shall be determined as if such Lender had not sold such participating interests, and the Borrower and the Administrative Agent shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under the Loan Documents.

                12.2.2. Voting Rights. Each Lender shall retain the sole right to approve, without the consent of any Participant, any amendment, modification or waiver of any provision of the Loan Documents other than any amendment,





        modification or waiver with respect to any Loan, or Commitment, in which such Participant has an interest which forgives principal, interest or fees or reduces the interest rate or fees payable with respect to any such Loan, or Commitment, postpones any date fixed for any regularly-scheduled payment of principal of, or interest or fees on, any such Loan, or Commitment, releases any guarantor of any such Loan or releases any substantial portion of collateral, if any, securing any such Loan.

                12.2.3. Benefit of Setoff. The Borrower agrees that each Participant shall be deemed to have the right of setoff provided in
        Section 11.1 in respect of its participating interest in amounts owing under the Loan Documents to the same extent as if the amount of its participating interest were owing directly to it as a Lender under the Loan Documents, provided that each Lender shall retain the right of setoff provided in Section 11.1 with respect to the amount of participating interests sold to each Participant. The Lenders agree to share with each Participant, and each Participant, by exercising the right of setoff provided in Section 11.1, agrees to share with each Lender, any amount received pursuant to the exercise of its right of setoff, such amounts to be shared in accordance with Section
        11.2 as if each Participant were a Lender.

        12.3.  Assignments.

               12.3.1. Permitted Assignments. Any Lender may, in the ordinary ourse of its business and in accordance with applicable law, at any time assign to one or more banks or other entities ("Purchasers") all or any part of its rights and obligations under the Loan Documents. Such assignment shall be substantially in the form of Exhibit "D" hereto or in such other form as may be agreed to by the parties thereto. The consent of the Borrower and the Administrative Agent shall be required prior to an assignment becoming effective with respect to a Purchaser which is not a Lender or an Affiliate thereof; provided, however, that if a Default has occurred and is continuing, the consent of the Borrower shall not be required. Such consent shall not be unreasonably withheld or delayed. Each such assignment shall be in an amount not less than the lesser of (i) $5,000,000 or (ii) the remaining amount of the assigning Lender's Commitment (calculated as at the date of such assignment).

               12.3.2. Effect; Effective Date. Upon (i) delivery to the Administrative Agent of a notice of assignment, substantially in the form attached as Exhibit "I" to Exhibit "D" hereto (a "Notice of Assignment"), together with any consents required by Section 12.3.1,
        (ii) payment of a $3,000 fee to the Administrative Agent for processing such assignment, and (iii) notice of such assignment delivered to the Lenders by the transferring Lender, such assignment shall become effective on the effective date specified in such Notice of Assignment. The Notice of Assignment shall contain a representation by the Purchaser to the effect that none of the consideration used to make the purchase of the Commitment and Loans under the applicable assignment agreement are "plan assets" as defined under ERISA and that the rights and interests of the Purchaser in and under the Loan Documents will not be "plan assets" under ERISA. On and after the effective date of such assignment, such Purchaser shall for all purposes be a Lender party to this Agreement and any other Loan Document executed by the Lenders and shall have all the rights and obligations of a Lender





        under the Loan Documents, to the same extent as if it were an original party hereto, and no further consent or action by the Borrower, the Lenders or the Administrative Agent shall be required to release the transferor Lender with respect to the percentage of the Aggregate Commitment, Loans, and L/C Participation Amounts assigned to such Purchaser. Upon the consummation of any assignment to a Purchaser pursuant to this Section 12.3.2, the transferor Lender, the Administrative Agent and the Borrower shall make appropriate arrangements so that replacement Notes are issued to such transferor Lender and new Notes or, as appropriate, replacement Notes, are issued to such Purchaser, in each case in principal amounts reflecting their Commitment, as adjusted pursuant to such assignment.

        12.4. Dissemination of Information. The Borrower authorizes each Lender to disclose to any Participant or Purchaser or any other Person acquiring an interest in the Loan Documents by operation of law (each a "Transferee") and any prospective Transferee any and all information in such Lender's possession concerning the creditworthiness of the Borrower and its Subsidiaries, provided that each Transferee and prospective Transferee agrees to be bound by Section 9.12 of this Agreement.

        12.5. Tax Treatment. If any interest in any Loan Document is transferred to any Transferee which is organized under the laws of any jurisdiction other than the United States or any State thereof, the transferor Lender shall cause such Transferee, concurrently with the effectiveness of such transfer, to comply with the provisions of Section 4.3.


                                ARTICLE XIII

                                   NOTICES

        13.1. Notices. Except as otherwise permitted by Section 2.14 with respect to borrowing notices, all notices, requests and other communications to any party hereunder shall be in writing (including bank wire, facsimile transmission or similar writing) and shall be given to such party: (x) in the case of the Borrower or the Administrative Agent, at its address or facsimile number set forth on the signature pages hereof, (y) in the case of any Lender, at its address or facsimile number set forth below its signature hereto or (z) in the case of any party, such other address or facsimile number as such party may hereafter specify for the purpose by notice to the Administrative Agent and the Borrower. Each such notice, request or other communication shall be effective (i) if given by facsimile transmission, when transmitted to the facsimile number specified in this Section and confirmation of receipt is received, (ii) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or (iii) if given by any other means, when delivered at the address specified in this Section; provided that notices to the Administrative Agent under Article II shall not be effective until received.

        13.2. Change of Address. The Borrower, the Administrative Agent and any Lender may each change the address for service of notice upon it by a notice in writing to the other parties hereto.






                                ARTICLE XIV

                                COUNTERPARTS

        This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one agreement, and any of the parties hereto may execute this Agreement by signing any such counterpart. This Agreement shall be effective when it has been executed by the Borrower, the Administrative Agent and the Lenders and each party has notified the Administrative Agent by telex or telephone, that it has taken such action.

                                ARTICLE XV

        CHOICE OF LAW, CONSENT TO JURISDICTION, WAIVER OF JURY TRIAL

        15.1. CHOICE OF LAW. THE LOAN DOCUMENTS (OTHER THAN THOSE CONTAINING A CONTRARY EXPRESS CHOICE OF LAW PROVISION) SHALL BE CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS (AND NOT THE LAW OF CONFLICTS) OF THE STATE OF TENNESSEE, BUT GIVING EFFECT TO FEDERAL LAWS APPLICABLE TO NATIONAL BANKS.

        15.2. CONSENT TO JURISDICTION. THE BORROWER HEREBY IRREVOCABLY SUBMITS TO THE NON-EXCLUSIVE JURISDICTION OF ANY UNITED STATES FEDERAL OR TENNESSEE STATE COURT SITTING IN TENNESSEE IN ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO ANY LOAN DOCUMENTS AND THE BORROWER HEREBY IRREVOCABLY AGREES THAT ALL CLAIMS IN RESPECT OF SUCH ACTION OR PROCEEDING MAY BE HEARD AND DETERMINED IN ANY SUCH COURT AND IRREVOCABLY WAIVES ANY OBJECTION IT MAY NOW OR HEREAFTER HAVE AS TO THE VENUE OF ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN SUCH A COURT OR THAT SUCH COURT IS AN INCONVENIENT FORUM. NOTHING HEREIN SHALL LIMIT THE RIGHT OF THE ADMINISTRATIVE AGENT OR ANY LENDER TO BRING PROCEEDINGS AGAINST THE BORROWER IN THE COURTS OF ANY OTHER JURISDICTION. ANY JUDICIAL PROCEEDING BY THE BORROWER AGAINST THE ADMINISTRATIVE AGENT OR ANY LENDER OR ANY AFFILIATE OF THE ADMINISTRATIVE AGENT OR ANY LENDER INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH ANY LOAN DOCUMENT SHALL BE BROUGHT ONLY IN A COURT IN TENNESSEE.

        15.3. WAIVER OF JURY TRIAL. THE BORROWER, THE ADMINISTRATIVE AGENT AND EACH LENDER HEREBY WAIVE TRIAL BY JURY IN ANY JUDICIAL PROCEEDING INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER (WHETHER SOUNDING IN TORT, CONTRACT OR OTHERWISE) IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH ANY LOAN DOCUMENT OR THE RELATIONSHIP ESTABLISHED THEREUNDER.

        IN WITNESS WHEREOF, the Borrower, the Lenders and the Administrative Agent have executed this Agreement as of the date first above written.




































                        [Signatures on Next Page]






                                   TBC CORPORATION


                                   By:/s/ RONALD E. McCOLLOUGH
                                   Print Name:
                                   Title:
                                   Attention:   Ronald E. McCollough
                                                Senior Vice President
                                                and Treasurer
                                                TBC Corporation
                                                4770 Hickory Hill Road
                                                Memphis, Tennessee  38115

                                   Telecopier:(901) 541-3752


   Commitments


   $14,500,000                     FIRST TENNESSEE BANK
                                   NATIONAL ASSOCIATION
                                   Individually and as Administrative Agent

                                   By: JAMES H. MOORE, JR.
                                   Print Name:  James H. Moore, Jr.
                                   Title:       Vice President
                                                National Department
                                                165 Madison Ave.
                                                Memphis, Tennessee  38103

                                                Attention:  James H. Moore, Jr.

                                   Telecopier:(901) 523-4267







   $21,500,000                     NBD BANK


                                   By: WILLIAM McCAFFREY
                                   Print Name:   William McCaffrey
                                   Title:        Vice President
                                                 611 Woodward Avenue
                                                 Detroit, Michigan  48226
                                   Attention: William McCaffrey

                                   Telecopier:(313) 225-1212




   $12,500,000                     SUNTRUST BANK,
                                   NASHVILLE, N.A.


                                   By:  ANNELIESE H. TYLER
                                   Print Name:  Anneliese H. Tyler
                                   Title:       Vice President
                                                6410 Poplar Ave., Suite 320
                                                Memphis, Tennessee  38119-4836

                                  Attention:  Anneliese H. Tyler

                                  Telecopier:(901) 766-7565







                                EXHIBIT "A-1"

                               REVOLVING NOTE


   $                                                        September 25, 1996


        TBC Corporation, a Delaware corporation (the "Borrower"), promises to
   pay to the order of                                    (the "Lender") the
   lesser of the principal sum of Dollars or the aggregate unpaid principal amount of all Loans made by the Lender to the Borrower pursuant to Section
   2.1 of the Agreement (as hereinafter defined), in immediately available funds at the main office of First Tennessee Bank National Association in Memphis, Tennessee, as Administrative Agent, together with interest on the unpaid principal amount hereof at the rates and on the dates set forth in the Agreement. The Borrower shall pay the principal of and accrued and unpaid interest on the Loans in full on the Termination Date.

        The Lender shall, and is hereby authorized to, record on the schedule attached hereto, or to otherwise record in accordance with its usual practice, the date and amount of each Loan and the date and amount of each principal payment hereunder.

        This Note is one of the Notes issued pursuant to, and is entitled to the benefits of, the Short Term Credit Agreement dated as of September 25, 1996 (which, as it may be amended or modified and in effect from time to time, is herein called the "Agreement"), among the Borrower, the lenders party thereto, including the Lender, and First Tennessee Bank National Association, as Administrative Agent, to which Agreement reference is hereby made for a statement of the terms and conditions governing this Note, including the terms and conditions under which this Note may be prepaid or its maturity date accelerated. Capitalized terms used herein and not otherwise defined herein are used with the meanings attributed to them in the Agreement.


                                        TBC CORPORATION

                                        By:
                                        Print Name:
                                        Title:






                        SCHEDULE OF LOANS AND PAYMENTS OF PRINCIPAL
                                        TO
                              NOTE OF TBC CORPORATION
                             DATED SEPTEMBER 25, 1996


                                                   Maturity
                 Principal         Maturity        Principal
                 Amount of        of Interest       Amount           Unpaid
     Date           Loan            Period           Paid           Balance







                                EXHIBIT "A-2"

                               SWING LINE NOTE


   $3,000,000                                           September 25, 1996


        TBC Corporation, a Delaware corporation (the "Borrower"), promises to pay to the order of First Tennessee Bank National Association (the "Swing Line Bank") the lesser of the principal sum of $3,000,000 Dollars or the aggregate unpaid principal amount of all Swing Line Loans made by the Lender to the Borrower pursuant to Section 2.2 of the Short Term Credit Agreement (as the same may be amended or modified, the "Agreement") hereinafter referred to, in immediately available funds at the main office of First Tennessee Bank National Association in Memphis, Tennessee, as Administrative Agent, together with interest on the unpaid principal amount hereof at the rates and on the dates set forth in the Agreement. The Borrower shall pay the principal of and accrued and unpaid interest on the Swing Line Loans in full on the Termination Date.

        The Swing Line Bank shall, and is hereby authorized to, record on the schedule attached hereto, or to otherwise record in accordance with its usual practice, the date and amount of each Swing Line Loan and the date and amount of each principal payment hereunder.

        This Swing Line Note is one of the Notes issued pursuant to, and is entitled to the benefits of, the Short Term Credit Agreement dated as of September 25, 1996 among the Borrower, First Tennessee Bank National Association, individually and as Administrative Agent, and the lenders named therein, including the Swing Line Bank, to which Agreement, as it may be amended from time to time, reference is hereby made for a statement of the terms and conditions governing this Swing Line Note, including the terms and conditions under which this Swing Line Note may be prepaid or its maturity date accelerated. Capitalized terms used herein and not otherwise defined herein are used with the meanings attributed to them in the Agreement.


                                        TBC CORPORATION

                                        By:
                                        Print Name:
                                        Title:








                 SCHEDULE OF LOANS AND PAYMENTS OF PRINCIPAL
                                     TO
                           NOTE OF TBC CORPORATION
                           DATED SEPTEMBER 25, 1996


                                           Maturity
            Principal      Maturity        Principal
            Amount of     of Interest        Amount      Unpaid
   Date        Loan         Period            Paid       Balance






                                 EXHIBIT "B"

                               FORM OF OPINION

                                                        September 25, 1996

   The Administrative Agent and the Lenders who are parties to the Credit Agreement described below.

   Gentlemen/Ladies:

        We are counsel for TBC Corporation (the "Borrower"), and have represented the Borrower, and each of its Subsidiaries in connection with its execution and delivery of a Short Term Credit Agreement dated as of September 25, 1996 (the "Agreement") among the Borrower, the Lenders named therein, and First Tennessee Bank National Association, as Administrative Agent, and providing for Advances in an aggregate principal amount not exceeding $48,500,000 at any one time outstanding. All capitalized terms used in this opinion and not otherwise defined herein shall have the meanings attributed to them in the Agreement.

        We have examined the Borrower's and each of its Subsidiaries' articles of incorporation, by-laws, and resolutions, the Loan Documents, and such other matters of fact and law which we deem necessary in order to render this opinion. Based upon the foregoing, it is our opinion that:

        l. The Borrower, and each of its Subsidiaries are corporations duly incorporated, validly existing and in good standing under the laws of their states of incorporation and have all requisite authority to conduct their business in each jurisdiction in which their business is conducted.

        2. The execution and delivery of the Loan Documents to which they are a party by the Borrower, and each of its Subsidiaries and the performance by the Borrower, and each of its Subsidiaries of its obligations thereunder have been duly authorized by all necessary corporate action and proceedings on the part of the Borrower, and each of its Subsidiaries and will not:

        (a) require any consent of the shareholders of the Borrower or any of its Subsidiaries;

        (b) violate any law, rule, regulation, order, writ, judgment, injunction, decree or award binding on the Borrower or any of its Subsidiaries or its articles of incorporation or by-laws or any indenture, instrument or agreement binding upon the Borrower or any of its Subsidiaries; or

        (c) result in, or require, the creation or imposition of any Lien pursuant to the provisions of any indenture, instrument or agreement binding upon the Borrower or any of its Subsidiaries.

        3. The Loan Documents have been duly executed and delivered by the Borrower and each of its Subsidiaries, and the Guarantors, and constitute legal, valid and binding obligations of the Borrower, and each of its





   Subsidiaries, and the Guarantors, enforceable in accordance with their terms except to the extent the enforcement thereof may be limited by bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights generally and subject also to the availability of equitable remedies if equitable remedies are sought.

        4. Except as disclosed in Schedule "3" to the Agreement, there is no litigation or proceeding against the Borrower or any of its Subsidiaries which, if adversely determined, could reasonably be expected to have a Material Adverse Effect.

        5. No approval, authorization, consent, adjudication or order of any governmental authority, which has not been obtained by the Borrower or any of its Subsidiaries, is required to be obtained by the Borrower or any of its Subsidiaries in connection with the execution and delivery of the Loan Documents, the borrowings under the Agreement or in connection with the payment by the Borrower of the Obligations.

        This opinion may be relied upon by the Administrative Agent, the Co-Agent, the Lenders and their participants, assignees and other transferees.


                                        Very truly yours,





                                 EXHIBIT "C"

                          COMPLIANCE CERTIFICATE

   To:  The Lenders parties to the
        Credit Agreement Described Below

        This Compliance Certificate is furnished pursuant to that certain Credit Agreement dated as of September 25, 1996 (as amended, modified, renewed or extended from time to time, the "Agreement") among TBC Corporation (the "Borrower"), the lenders party thereto and First Tennessee Bank National Association as Administrative Agent for the Lenders. Unless otherwise defined herein, capitalized terms used in this Compliance Certificate have the meanings ascribed thereto in the Agreement.

        THE UNDERSIGNED HEREBY CERTIFIES THAT:

        1.  I am the duly elected                       of the Borrower;

        2. I have reviewed the terms of the Agreement and I have made, or have caused to be made under my supervision, a detailed review of the transactions and conditions of the Borrower and its Subsidiaries during the accounting period covered by the attached financial statements;

        3. The examinations described in paragraph 2 did not disclose, and I have no knowledge of, the existence of any condition or event which constitutes a Default or Unmatured Default during or at the end of the accounting period covered by the attached financial statements or as of the date of this Certificate, except as set forth below; and

        4. Schedule I attached hereto sets forth financial data and computations evidencing the Borrower's compliance with certain terms of the Agreement, all of which data and computations are true, complete and correct.

        Described below are the exceptions, if any, to paragraph 3 by listing, in detail, the nature of the condition or event, the period during which it has existed and the action which the Borrower has taken, is taking, or proposes to take with respect to each such condition or event:






        The foregoing certifications, together with the computations set forth in Schedule I hereto and the financial statements delivered with this
   Certificate in support hereof, are made and delivered this        day of
              , 19   .





                     SCHEDULE I TO COMPLIANCE CERTIFICATE

                    Compliance as of _________, 199_ with
                Provisions of Sections 6.18, 6.19 and 6.20 of
                                the Agreement


   CONSOLIDATED TANGIBLE NET WORTH (Net Worth Less Intangible Assets)

    Consolidated Net Worth     $

    Less Consolidated Tan.
    Assets

    Consolidated Tan. Net
    Worth

    Required

    Compliance


   FUNDED INDEBTEDNESS (Consolidated Funded Indebtedness to EBITDA)


    Consolidated funded   $
    Indebtedness (CFI)

    EBITDA

    CFI/EBITDA

    Required

    Compliance


   FIXED CHARGE COVERAGE RATIO
   (Earnings before Interest, Taxes and Leases to Interest, Taxes & Leases)


    Fixed Charge Coverage

    EBITL

    Interest (I)

    Leases (L)

    EBITL/ITL

    Required

    Compliance





                                EXHIBIT "D"

                          ASSIGNMENT AGREEMENT



        This Assignment Agreement (this "Assignment Agreement") between ___________________________ (the "Assignor") and ________________ (the
   "Assignee") is dated as of _______________, 19 . The parties hereto agree as follows:

        1. PRELIMINARY STATEMENT. The Assignor is a party to a Credit Agreement (which, as it may be amended, modified, renewed or extended from time to time is herein called the "Credit Agreement") described in Item 1 of Schedule 1 attached hereto ("Schedule 1"). Capitalized terms used herein and not otherwise defined herein shall have the meanings attributed to them in the Credit Agreement.

        2. ASSIGNMENT AND ASSUMPTION. The Assignor hereby sells and assigns to the Assignee, and the Assignee hereby purchases and assumes from the Assignor, an interest in and to the Assignor's rights and obligations under the Credit Agreement [(other than rights and obligations of the Assignor in its capacity as Issuing Lender)] such that after giving effect to such assignment the Assignee shall have purchased pursuant to this Assignment Agreement the percentage interest specified in Item 3 of
   Schedule 1 of all outstanding rights and obligations under the Credit Agreement relating to the facilities listed in Item 3 of Schedule 1 and the other Loan Documents. The aggregate Commitment (or Loans and L/C Participation Amounts, if the applicable Commitment has been terminated) purchased by the Assignee hereunder is set forth in Item 4 of Schedule 1.

        3. EFFECTIVE DATE. The effective date of this Assignment Agreement (the "Effective Date") shall be the later of the date specified in Item 5 of
   Schedule 1 or two Business Days (or such shorter period agreed to by the Administrative Agent) after a Notice of Assignment substantially in the form of Exhibit "I" attached hereto has been delivered to the Administrative Agent. Such Notice of Assignment must include any consents required to be delivered to the Administrative Agent by Section 12.3.1 of the Credit Agreement. In no event will the Effective Date occur if the payments required to be made by the Assignee to the Assignor on the Effective Date under Sections 4 and 5 hereof are not made on the proposed Effective Date. The Assignor will notify the Assignee of the proposed Effective Date no later than the Business Day prior to the proposed Effective Date. As of the Effective Date, (i) the Assignee shall have the rights and obligations of a Lender under the Loan Documents with respect to the rights and obligations assigned to the Assignee hereunder and (ii) the Assignor shall relinquish its rights and be released from its corresponding obligations under the Loan Documents with respect to the rights and obligations assigned to the Assignee hereunder.

        4.  PAYMENTS OBLIGATIONS.  On and after the Effective Date, the Assignee shall be entitled to receive from the Administrative Agent all payments of principal, interest and fees with respect to the interest assigned hereby.
   The Assignee shall advance funds directly to the Administrative Agent with





   respect to all Loans and reimbursement payments made on or after the Effective Date with respect to the interest assigned hereby. [In consideration for the sale and assignment of Loans and L/C Participation Amounts hereunder, (i) the Assignee shall pay the Assignor, on the Effective Date, an amount equal to the principal amount of the portion of all Floating Rate Loans assigned to the Assignee hereunder and (ii) with respect to each Eurodollar Loan made by the Assignor and assigned to the Assignee hereunder which is outstanding on the Effective Date, (a) on the last day of the Interest Period therefor or (b) on such earlier date agreed to by the Assignor and the Assignee or (c) on the date on which any such Eurodollar Loan either becomes due (by acceleration or otherwise) or is prepaid (the date as described in the foregoing clauses (a), (b) or (c) being hereinafter referred to as the "Payment Date"), the Assignee shall pay the Assignor an amount equal to the principal amount of the portion of such Eurodollar Loan assigned to the Assignee which is outstanding on the Payment Date. If the Assignor and the Assignee agree that the Payment Date for such Eurodollar Loan shall be the Effective Date, they shall agree to the interest rate applicable to the portion of such Loan assigned hereunder for the period from the Effective Date to the end of the existing Interest Period applicable to such Eurodollar Loan (the "Agreed Interest Rate") and any interest received by the Assignee in excess of the Agreed Interest Rate shall be remitted to the Assignor. In the event interest for the period from the Effective Date to but not including the Payment Date is not paid by the Borrower with respect to any Eurodollar Loan sold by the Assignor to the Assignee hereunder, the Assignee shall pay to the Assignor interest for such period on the portion of such Eurodollar Loan sold by the Assignor to the Assignee hereunder at the applicable rate provided by the Credit Agreement. In the event a prepayment of any Eurodollar Loan which is existing on the Payment Date and assigned by the Assignor to the Assignee hereunder occurs after the Payment Date but before the end of the Interest Period applicable to such Eurodollar Loan, the Assignee shall remit to the Assignor the excess of the prepayment penalty paid with respect to the portion of such Eurodollar Loan assigned to the Assignee hereunder over the amount which would have been paid if such prepayment penalty was calculated based on the Agreed Interest Rate. The Assignee will also promptly remit to the Assignor (i) any principal payments received from the Administrative Agent with respect to Eurodollar Loans prior to the Payment Date and (ii) any amounts of interest on Loans and fees received from the Administrative Agent which relate to the portion of the Loans assigned to the Assignee hereunder for periods prior to the Effective Date, in the case of Floating Rate Loans or fees, or the Payment Date, in the case of Eurodollar Loans, and not previously paid by the Assignee to the Assignor.]1 In the event that either party hereto receives any payment to which the other party hereto is entitled under this Assignment Agreement, then the party receiving such amount shall promptly remit it to the other party hereto.



   1
   Each Assignor may insert its standard payment provisions in lieu of the payment terms included in this Exhibit.





        5. FEES PAYABLE BY THE ASSIGNEE. The Assignee shall pay to the Assignor a fee on each day on which a payment of interest, commitment fees, or Facility L/C fees is made under the Credit Agreement with respect to the amounts assigned to the Assignee hereunder (other than a payment of interest or fees for the period prior to the Effective Date or, in the case of Eurodollar Loans, the Payment Date, which the Assignee is obligated to deliver to the Assignor pursuant to Section 4 hereof). The amount of such fee shall be the difference between (i) the interest or fee, as applicable, paid with respect to the amounts assigned to the Assignee hereunder and (ii) the interest or fee, as applicable, which would have been paid with respect to the amounts assigned to the Assignee
   hereunder if each interest rate was     of 1%  less than the interest rate
   paid by the Borrower or if the commitment fee was     of 1% less than the
   commitment fee paid by the Borrower or if the Facility L/C fee was ___% of 1% less than the Facility L/C fee paid by the Borrower, as applicable. In
   addition, the Assignee agrees to pay    % of the recordation fee required
   to be paid to the Administrative Agent in connection with this Assignment Agreement.

        6. REPRESENTATIONS OF THE ASSIGNOR; LIMITATIONS ON THE ASSIGNOR'S LIABILITY. The Assignor represents and warrants that it is the legal and beneficial owner of the interest being assigned by it hereunder and that such interest is free and clear of any adverse claim created by the Assignor. It is understood and agreed that the assignment and assumption hereunder are made without recourse to the Assignor and that the Assignor makes no other representation or warranty of any kind to the Assignee. Neither the Assignor nor any of its officers, directors, employees, agents or attorneys shall be responsible for (i) the due execution, legality, validity, enforceability, genuineness, sufficiency or collectability of any Loan Document, including without limitation, documents granting the Assignor and the other Lenders a security interest in assets of the Borrower or any guarantor, (ii) any representation, warranty or statement made in or in connection with any of the Loan Documents, (iii) the financial condition or creditworthiness of the Borrower or any guarantor,
   (iv) the performance of or compliance with any of the terms or provisions of any of the Loan Documents, (v) inspecting any of the Property, books or records of the Borrower, (vi) the validity, enforceability, perfection, priority, condition, value or sufficiency of any collateral securing or purporting to secure the Loans or (vii) any mistake, error of judgment, or action taken or omitted to be taken in connection with the Loans or the Loan Documents.

        7. REPRESENTATIONS OF THE ASSIGNEE. The Assignee (i) confirms that it has received a copy of the Credit Agreement, together with copies of the financial statements requested by the Assignee and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment Agreement, (ii) agrees that it will, independently and without reliance upon the Administrative Agent, the Assignor or any other Lender and based on such documents and information at it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Loan Documents, (iii) appoints and authorizes the Administrative Agent to take such action as administrative agent on its behalf and to exercise such powers under the Loan Documents as are delegated to the Administrative





   Agent by the terms thereof, together with such powers as are reasonably incidental thereto, (iv) agrees that it will perform in accordance with their terms all of the obligations which by the terms of the Loan Documents are required to be performed by it as a Lender, (v) agrees that its payment instructions and notice instructions are as set forth in the attachment to Schedule 1, (vi) confirms that none of the funds, monies, assets or other consideration being used to make the purchase and assumption hereunder are "plan assets" as defined under ERISA and that its rights, benefits and interests in and under the Loan Documents will not be "plan assets" under ERISA, [and (vii) attaches the forms prescribed by the Internal Revenue Service of the United States certifying that the Assignee is entitled to receive payments under the Loan Documents without deduction or withholding of any United States federal income taxes].2

        8. INDEMNITY. The Assignee agrees to indemnify and hold the Assignor harmless against any and all losses, costs and expenses (including, without limitation, reasonable attorneys' fees) and liabilities incurred by the Assignor in connection with or arising in any manner from the Assignee's non-performance of the obligations assumed under this Assignment Agreement.

        9. SUBSEQUENT ASSIGNMENTS. After the Effective Date, the Assignee shall have the right pursuant to Section 12.3.1 of the Credit Agreement to assign the rights which are assigned to the Assignee hereunder to any entity or person, provided that (i) any such subsequent assignment does not violate any of the terms and conditions of the Loan Documents or any law, rule, regulation, order, writ, judgment, injunction or decree and that any consent required under the terms of the Loan Documents has been obtained and (ii) unless the prior written consent of the Assignor is obtained, the Assignee is not thereby released from its obligations to the Assignor hereunder, if any remain unsatisfied, including, without limitation, its obligations under Sections 4, 5 and 8 hereof.

        10. REDUCTIONS OF AGGREGATE COMMITMENT. If any reduction in the Aggregate Commitment occurs between the date of this Assignment Agreement and the Effective Date, the percentage interest specified in Item 3 of
   Schedule 1 shall remain the same, but the dollar amount purchased shall be recalculated based on the reduced Aggregate Commitment.

        11. ENTIRE AGREEMENT. This Assignment Agreement and the attached Notice of Assignment embody the entire agreement and understanding between the parties hereto and supersede all prior agreements and understandings between the parties hereto relating to the subject matter hereof.

        12. GOVERNING LAW. This Assignment Agreement shall be governed by the internal law, and not the law of conflicts, of the State of Tennessee.



   2
   to be inserted if the Assignee is not incorporated under the laws of the United States, or a state thereof.





        13. NOTICES. Notices shall be given under this Assignment Agreement in the manner set forth in the Credit Agreement. For the purpose hereof, the addresses of the parties hereto (until notice of a change is delivered) shall be the address set forth in the attachment to Schedule 1.

        IN WITNESS WHEREOF, the parties hereto have executed this Assignment Agreement by their duly authorized officers as of the date first above written.

                                        [NAME OF ASSIGNOR]

                                        By:

                                        Title:




                                        [NAME OF ASSIGNEE]

                                        By:

                                        Title:





                                SCHEDULE 1
                        to Assignment Agreement

   1.   Description and Date of Credit Agreement:

        Credit Agreement dated as of September 25, 1996 by and among TBC Corporation, First Tennessee Bank National Association, as Administrative Agent, and the Lenders party thereto.

   2.   Date of Assignment Agreement:               , 19

   3.   Amounts (As of Date of Item 2 above):

                                                Loan       Letter of Credit
                                                Facility      Subfacility
   a.Total of Commitments
   (Loans/Facility L/C's)3
   under Credit Agreement                       $          [$             ]*

   b.Assignee's Percentage
   of each Facility purchased
   under the Assignment
   Agreement4*                                              %

   c. Amount of Assigned Share in
   each Facility purchased under
   the Assignment
   Agreement                                    $          [$             ]*

   4.Assignee's Aggregate (Loan Amount/
   L/C Participation Amount)*
   Commitment Amount
   Purchased Hereunder:                                                    $

   5.Proposed Effective Date:
   Accepted and Agreed:

   [NAME OF ASSIGNOR]                                   [NAME OF ASSIGNEE]

   By:                                                  By:
   Title:                                               Title:





   3
   If a Commitment has been terminated, insert outstanding Loans and Facility L/C's in place of Commitment


   4
   Percentage taken to 10 decimal places





   Attachment to SCHEDULE 1 to ASSIGNMENT AGREEMENT

   Attach Assignor's Administrative Information Sheet, which must include notice address for the Assignor and the Assignee



                                EXHIBIT "I"
                        to Assignment Agreement

                                 NOTICE
                             OF ASSIGNMENT


                                                                , 19


   To:          TBC CORPORATION
                ______________________
                ______________________
                Attention:


                FIRST  TENNESSEE BANK NATIONAL ASSOCIATION
                ______________________
                ______________________
                Attention:


   From:        [NAME OF ASSIGNOR] (the "Assignor")


                [NAME OF ASSIGNEE] (the "Assignee")


        1. We refer to that Credit Agreement (the "Credit Agreement") described in Item 1 of Schedule 1 attached hereto ("Schedule 1"). Capitalized terms used herein and not otherwise defined herein shall have the meanings attributed to them in the Credit Agreement.

        2. This Notice of Assignment (this "Notice") is given and delivered to the Borrower and the Administrative Agent pursuant to Section 12.3.2 of the Credit Agreement.

        3.      The Assignor and the Assignee have entered into an Assignment
   Agreement, dated as of            , 19   (the "Assignment"), pursuant to
   which, among other things, the Assignor has sold, assigned, delegated and transferred to the Assignee, and the Assignee has purchased, accepted and assumed from the Assignor the percentage interest specified in Item 3 of
   Schedule 1 of all outstandings, rights and obligations under the Credit Agreement relating to the facilities listed in Item 3 of Schedule 1. The Effective Date of the Assignment shall be the later of the date specified in
   Item 5 of Schedule 1 or two Business Days (or such shorter period as agreed to by the Administrative Agent) after this Notice of Assignment and any consents and fees required by Sections 12.3.1 and 12.3.2 of the Credit Agreement have been delivered to the Administrative Agent, provided that the Effective Date shall not occur if any condition precedent agreed to by the Assignor and the Assignee has not been satisfied.

        4.      The Assignor and the Assignee hereby give to the Borrower and the Administrative Agent notice of the assignment and delegation referred to herein.  The Assignor will confer with the Administrative Agent before the



   date specified in Item 5 of Schedule 1 to determine if the Assignment Agreement will become effective on such date pursuant to Section 3 hereof, and will confer with the Administrative Agent to determine the Effective Date pursuant to Section 3 hereof if it occurs thereafter. The Assignor shall notify the Administrative Agent if the Assignment Agreement does not become effective on any proposed Effective Date as a result of the failure to satisfy the conditions precedent agreed to by the Assignor and the
   Assignee.   At the request of the Administrative Agent, the Assignor will give the Administrative Agent written confirmation of the satisfaction of the conditions precedent.

        5. The Assignor or the Assignee shall pay to the Administrative Agent on or before the Effective Date the processing fee of $3,000 required by Section 12.3.2 of the Credit Agreement.

        6. If Notes are outstanding on the Effective Date, the Assignor and the Assignee request and direct that the Administrative Agent prepare and cause the Borrower to execute and deliver new Notes or, as appropriate, replacements notes, to the Assignor and the Assignee. The Assignor and, if applicable, the Assignee each agree to deliver to the Administrative
   Agent the original Note received by it from the Borrower upon its receipt of a new Note in the appropriate amount.

        7. The Assignee advises the Administrative Agent that notice and payment instructions are set forth in the attachment to Schedule 1.

        8. The Assignee hereby represents and warrants that none of the funds, monies, assets or other consideration being used to make the purchase pursuant to the Assignment are "plan assets" as defined under ERISA and that its rights, benefits, and interests in and under the Loan Documents will not be "plan assets" under ERISA.

        9. The Assignee authorizes the Administrative Agent to act as its administrative agent under the Loan Documents in accordance with the terms thereof. The Assignee acknowledges that the Administrative Agent has no duty to supply information with respect to the Borrower or the Loan Documents to the Assignee until the Assignee becomes a party to the Credit Agreement.5

   NAME OF ASSIGNOR                     NAME OF ASSIGNEE

   By:                                  By:

   Title:                               Title:

   ACKNOWLEDGED AND CONSENTED TO        ACKNOWLEDGED AND CONSENTED TO
   BY FIRST TENNESSEE BANK,             BY TBC CORPORATION
   NATIONAL ASSOCIATION




   5
   May be eliminated if Assignee is a party to the Credit Agreement prior to the Effective Date.



   By:                                  By:

   Title:                               Title:

                [Attach photocopy of Schedule 1 to Assignment]




                                 EXHIBIT "E"

                LOAN/CREDIT RELATED MONEY TRANSFER INSTRUCTION

   To: First Tennessee Bank National Association as Administrative Agent (the "Administrative Agent") under the Credit Agreement Described Below.

   Re: Short Term Credit Agreement, dated September 25, 1996, (as the same may be amended or modified, the "Credit Agreement"), among TBC Corporation (the "Borrower"), the Lenders named therein and the Administrative Agent. Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned thereto in the Credit Agreement.

        The Administrative Agent is specifically authorized and directed to act upon the following standing money transfer instructions with respect to the proceeds of Advances or other extensions of credit from time to time until receipt by the Administrative Agent of a specific written revocation of such instructions by the Borrower, provided, however, that the Administrative Agent may otherwise transfer funds as hereafter directed in writing by the Borrower in accordance with Section 13.1 of the Credit Agreement or based on any telephonic notice made in accordance with
   Section 2.14 of the Credit Agreement.


   Customer/Account Name:  TBC Corporation
   Credit Funds To:        Account No. 00-0223239


   Reference/Attention To:   First Tennessee Bank National Association
                             National Department

   Authorized Officer (Customer Representative)

        1.      Ronald E. McCollough
                Senior Vice President Operations and Treasurer

        2.      Larry D. Coley
                Vice President and Controller

        3.      Deron G. Wisdom
                Manager of Credit and Banking

        4.      Elaine Rook
                Manager of Credit and Collections



   (Deliver Completed Form to Credit Support Staff For Immediate Processing)





                                                                EXHIBIT "F"
                              CONTINUING GUARANTY

        GUARANTY: To induce First Tennessee Bank National Association, as Administrative Agent, and the Lenders (singularly or collectively referred to as the "Bank"), pursuant to that certain Short Term Credit Agreement dated September 25, 1996 and that Long Term Credit Agreement dated September 25, 1996, as the same may be amended or restated from time to time hereafter, to make loans, extend or continue credit or some other benefit, including letters of credit and foreign exchange contracts, present or future, direct and indirect, and whether several, joint or joint and several (referred to collectively as "Liabilities"), to TBC Corporation, and its successors (the "Borrower"), and because the undersigned (the "Guarantor") has determined that executing this Guaranty is in its interest and to its financial benefit, the Guarantor absolutely and unconditionally guaranties to the Bank, as primary obligor and not merely as surety, that the Liabilities will be paid when due, whether by acceleration or otherwise. The Guarantor will not only pay the Liabilities, but will also reimburse the Bank for accrued and unpaid interest, and any expenses, including reasonable attorneys' fees, that the Bank may pay in collecting from the Borrower or the Guarantor, and for liquidating any collateral.

        LIMITATION: The Guarantor's obligation under this Guaranty is UNLIMITED. Unless otherwise specified below, the Guarantor's obligation shall be payable in U.S. Dollars.

        CONTINUED RELIANCE: The Bank may continue to make loans or extend credit to the Borrower based on this Guaranty until it receives written notice of termination from the Guarantor. That notice shall be effective at the opening of the Bank for business on the day after receipt of the notice. If terminated, the Guarantor will continue to be liable to the Bank for any Liabilities created, assumed or committed to at the time the termination becomes effective, and all subsequent renewals, extensions, modifications and amendments of the Liabilities.

        SETOFF: Upon any Default (as defined in the Obligations), the Bank shall have the right to setoff against the Obligations:

        1. All securities and other property of the Guarantor in the custody, possession or control of the Bank (other than property held by the Bank solely in a fiduciary capacity);
        2. All property or securities declared or acknowledged to constitute security for any past, present or future liability, direct or indirect, of the Guarantor to the Bank;
        3.      All balances of deposit accounts of the Guarantor with the Bank.

   The Bank shall have the right at any time to apply its own debt or liability to the Guarantor in whole or partial payment of this Guaranty or other present or future liabilities, direct or indirect, without any requirement for mutual maturity.



        If the Guarantor fails to pay any amount owing under this Guaranty, the Bank shall have all of the rights and remedies provided by law or under any other agreement to liquidate or foreclose on and sell any collateral, including but not limited to the rights and remedies of a secured party under the Uniform Commercial Code. These rights and remedies shall be cumulative and not exclusive. If the Guarantor is entitled to notice, that requirement will be met if the Bank sends notice at least seven (7) days prior to the date of sale, disposition or other event which requires notice. The proceeds of any sale shall be applied first to costs, then toward payment of the amount owing under this Guaranty. The Bank is authorized to cause all or any part of any collateral to be transferred to or registered in its name or in the name of any other person, firm or corporation, with or without designation of the capacity of such nominee. For purposes of the following paragraphs, "any collateral" shall include any collateral securing the Liabilities.

        ACTION REGARDING BORROWER: If any monies become available that the Bank can apply to the Liabilities (other than monies made available to the Bank by the Guarantor pursuant to this Guaranty), the Bank may apply them in any manner it chooses, including but not limited to applying them against liabilities which are not covered by this Guaranty. The Bank can take any action against the Borrower, any collateral, or any other person liable for any of the Liabilities. The Bank can release the Borrower or anyone else from the Liabilities, either in whole or in part, or release any collateral, and need not perfect a security interest in any collateral.
   The Bank does not have to exercise any rights that it has against the Borrower or anyone else, or make any effort to realize on any collateral or right of set-off. If the Borrower requests more credit or any other benefit, the Bank may grant it and the Bank may grant renewals, extensions, modifications and amendments of the Liabilities and otherwise deal with the Borrower or any other person as the Bank sees fit and as if this Guaranty were not in effect. The Guarantor's obligations under this Guaranty shall not be released or affected by (a) any act or omission of the Bank, (b) the voluntary or involuntary liquidation, sale or other disposition of all or substantially all of the assets of the Borrower, or any receivership, insolvency, bankruptcy, reorganization, or other similar proceedings affecting the Borrower or any of its assets, or (c) any change in the composition or structure of the Borrower or the Guarantor, including a merger or consolidation with any other person or entity.

        NATURE OF GUARANTY: This Guaranty is a guaranty of payment and not of collection. Therefore, the Bank can insist that the Guarantor pay immediately, and the Bank is not required to attempt to collect first from the Borrower, any collateral, or any other person liable for the Liabilities. The obligation of the Guarantor shall be unconditional and absolute, regardless of the unenforceability of any provision of any agreement between the Borrower and the Bank, or the existence of any defense, setoff or counterclaim which the Borrower may assert.

        OTHER GUARANTORS: If there is more than one Guarantor, their obligations under this Guaranty shall be joint and several. In addition, each Guarantor shall be jointly and severally liable with any other guarantor of the Liabilities. If the Bank elects to enforce its rights against less than all guarantors of the Liabilities, that election shall not release Guarantor from its obligations under this Guaranty. The compromise or




   release of any of the obligations of any of the other guarantors or the Borrower shall not serve to waive, alter or release the Guarantor's obligations. This Guaranty is not conditioned on anyone else executing this or any other guaranty.

        RIGHTS OF SUBROGATION: The Guarantor agrees not to enforce any rights of subrogation, contribution or indemnification that it has against the Borrower, any entity liable for the Liabilities, or any collateral, until the Liabilities are fully paid, even if all Liabilities are not covered by this Guaranty. The Guarantor further agrees that if any payments to the Bank on the Liabilities are in whole or in part invalidated, declared to be fraudulent or preferential, set aside or required to be repaid to a trustee, receiver or any other party under any bankruptcy act or code, state or federal law, common law or equitable doctrine, this Guaranty and the Bank's interest in any collateral remain in full force and effect (or are reinstated as the case may be) until payment in full of those amounts, which payment is due on demand.

        WAIVERS: The Guarantor waives any right it may have to receive notice of the following matters before the Bank enforces any of its rights: (a) the Bank's acceptance of this Guaranty, (b) any credit that the Bank extends to the Borrower, (c) the Borrower's default, (d) any demand, (e) any action that the Bank takes regarding the Borrower, anyone else, any collateral, or any Liability, which it might be entitled to by law or under any other agreement. Any waiver shall affect only the specific terms and time period stated in the waiver. The Bank may waive or delay enforcing any of its rights without losing them. No modification or waiver of this Guaranty shall be effective unless it is in writing and signed by the party against whom it is being enforced.

        REPRESENTATIONS BY GUARANTOR: Each Guarantor represents: (a) that the execution and delivery of this Guaranty and the performance of the obligations it imposes do not violate any law, conflict with any agreement by which it is bound, or require the consent or approval of any governmental authority or any third party; (b) that this Guaranty is a valid and binding agreement, enforceable according to its terms; and (c) that all balance sheets, profit and loss statements, and other financial statements furnished to the Bank are accurate and fairly reflect the financial condition of the organizations and persons to which they apply on their effective dates, including contingent liabilities of every type, which financial condition has not changed materially and adversely since those dates. Each Guarantor, other than a natural person, further represents: (a) that it is duly organized, existing and in good standing pursuant to the laws under which it is organized; and (b) that the execution and delivery of this Guaranty and the performance of the obligations it imposes (i) are within its powers and have been duly authorized by all necessary action of its governing body; and (ii) do not contravene the terms of its articles of incorporation or organization, its by-laws, or any partnership, operating or other agreement governing its affairs.

        NOTICES:  Notice from one party to another relating to this Guaranty shall be deemed effective if made in writing (including telecommunications)
   and delivered to the recipient's address, telex number or facsimile number set forth under its name by any of the following means:  (a) hand delivery,



   (b) registered or certified mail, postage prepaid, with return receipt requested, (c) first class or express mail, postage prepaid, (d) Federal Express, Purolator Courier or like overnight courier service or (e) facsimile, telex or other wire transmission with request for assurance of receipt in a manner typical with respect to communications of that type. Notice made in accordance with this section shall be deemed delivered on receipt if delivered by hand or wire transmission, on the third business day after mailing if mailed by first class, registered or certified mail, or on the next business day after mailing or deposit with an overnight courier service if delivered by express mail or overnight courier. Notwithstanding the foregoing, notice of termination of this Guaranty shall be deemed received only upon the receipt of actual written notice by the Bank in accordance with the paragraph above labeled "Continued Reliance."

        LAW AND JUDICIAL FORUM THAT APPLY: This agreement is governed by Tennessee law. The Guarantor agrees that any legal action or proceeding against it with respect to any of its obligations under this Guaranty may be brought in any court of the State of Tennessee or of the United States of America for the Eastern or Western District of Tennessee, as the Bank in its sole discretion may elect. By the execution and delivery of this Guaranty, the Guarantor submits to and accepts, with regard to any such action or proceeding, for itself and in respect of its property, generally and unconditionally, the jurisdiction of those courts. The Guarantor waives any claim that the State of Tennessee is not a convenient forum or the proper venue for any suit, action or proceeding.

        MISCELLANEOUS: Subject to the express provisions of any subsequent guaranty, Guarantor's liability under this Guaranty is independent of its liability under any other guaranty previously or subsequently executed by the Guarantor as to all or any part of the Liabilities, and may be enforced for the full amount of this Guaranty regardless of the Guarantor's liability under any other guaranty. This Guaranty is binding on the Guarantor's heirs, successors and assigns, and will operate to the benefit of the Bank and its successors and assigns. The use of headings shall not limit the provisions of this Guaranty.

        WAIVER OF JURY TRIAL: The Bank and the Guarantor, after consulting or having had the opportunity to consult with counsel, knowingly, voluntarily and intentionally waive any right either of them may have to a trial by jury in any litigation based upon or arising out of this Guaranty or any related instrument or agreement, or any of the transactions contemplated by this Guaranty, or any course of conduct, dealing, statements (whether oral or written), or actions of either of them. Neither the Bank nor the Guarantor shall seek to consolidate, by counterclaim or otherwise, any action in which a jury trial has been waived with any other action in which a jury trial cannot be or has not been waived. These provisions shall not be deemed to have been modified in any respect or relinquished by either the Bank or the Guarantor except by a written instrument executed by both of them.

   Dated: September 25, 1996
                                        GUARANTOR:

   ADDRESS                              :__________________________________



   _______________________________    BY:_______________________________

   _______________________________   ITS:______________________________


                                                Short Term Credit Agreement

                                  SCHEDULE "1"

                                  SUBSIDIARIES
                                (See Section 5.8)

        Investment               Owned                 Percent       Jurisdiction of
           In                      By                 Ownership        Organization
        Big O Tires, Inc.        Borrower               100%             Nevada

        Big O Retail             Big O                  100%             Colorado
        Enterprises, Inc.

        Big O Development,       Big O                  100%             Colorado
        Inc.

        O Advertising, Inc.      Big O                  100%             Colorado

        Big O Tire of Idaho,     Big O                  100%             Idaho
        Inc.

        Apex Tire, Inc.          Big O Retail            51%             Utah
                                 Enterprises, Inc.

        TBC International,       Borrower               100%             Delaware
        Inc.

        TBC Sales, Inc.          Borrower               100%             Delaware

        Northern States          Borrower               100%             Delaware
        Tire, Inc.

        Battery Associates,      Borrower               100%             Delaware
        Inc.


/TABLE

                                                                        9/23/96

                                SCHEDULE 2


                    EXISTING INDEBTEDNESS AND LIENS


   Existing Indebtedness:


   -See attached listing of Big O Indebtedness.

   -Indebtedness owing by Northern States Tires, Inc. to Bandag Incorporated in the approximate principal amount of $104,000.

   -Northern States Tire, Inc. is obligated to issue promissory notes in the aggregate amount of $298,471 in payment of the balance of the purchase price payable to the sellers of the business and assets it acquired in September 1995.

   -Northern States Tire, Inc. is obligated to credit deferred compensation equal to 12.7% of its annual net income to a deferred compensation account established on its books for Lorin Dore (the former owner of Northern States, who is currently its General Manager) and is permitted to offset 12.7% of annual losses against such account, through the year ending December 31, 2005.

   -See Schedule 3 for a listing of existing Contingent Obligations.

   Existing Liens:

   -Bandag, Incorporated holds a security interest in certain tire re-treading equipment owned by Northern States Tire, Inc.

   -See attached listing of liens encumbering Big O assets.

   -First National Bank of Chicago has a lien on Big O's inventory and accounts receivable to secure amounts owing to the Bank under its existing line of credit with Big O.

     05-Jul-96
   01:13:04 PM
   BIG O TIRES, INC. AND SUBSIDIARIES
   SCHEDULE OF NOTES PAYABLE AND LONG TERM DEBT (INCLUDING CAPITAL LEASE OBLIGATIONS)
   YEAR TO DATE JUNE 30, 1996

                                 BALANCE                                                BALANCE        CURRENT          LONG-TERM
                                 12-31-95      ADDITIONS     DELETIONS     TRANSFERS    06-30-96       MATURITIES       PORTION

    N/P FIRSTBANK OF CHICAGO

    LINE OF CREDIT            2,650,000.00  15,300,000.00  (16,700,000.00)            1,250,000.00                   1,250,000.00

    LIBOR                             0.00                                                    0.00                           0.00

    LIBOR                             0.00                                                    0.00                           0.00
    UNUSED LOC

    2726 N/P KELLY            2,945,338.67                    (750,000.00)            2,195,338.67    1,600,000.00     595,338.67
    SPRINGFIELD

    SUBTOTAL CORPORATE        5,595,338.67  15,300,000.00  (17,450,000.00)      0.00  3,445,338.67    1,600,000.00   1,845,338.67

    BIG O DEVELOPMENT

    GIBSON NOTES                      0.00                                                    0.00                           0.00
    (CHANDLER)

    AT&T - L OWSEGO             405,327.00                      (3,228.07)              402,098.93        9,763.93     392,335.00

    N/P BONDS                         0.00                                                    0.00                           0.00

    N/P - SENIOR DEBT         8,000,000.00                                            8,000,000.00            0.00   8,000,000.00

    N/P - INDIANA             1,366,666.72                     (49,999.98)            1,316,666.74       99,999.96   1,216,666.78
    WAREHOUSE

    N/P CONST. (RAMONA,               0.00                                                    0.00            0.00           0.00
    CA)

    SUBTOTAL BODI             9,771,993.72           0.00      (53,228.05)      0.00  9,718,765.67      109,763.89   9,609,001.78


    TOTALS                   15,367,332.39  15,300,000.00  (17,503,228.05)      0.00 13,164,104.34    1,709,763.89  11,454,340.45


    LINE OF CREDIT            2,650,000.00  15,300,000.00  (16,700,000.00)      0.00  1,250,000.00            0.00   1,250,000.00

    OTHER                    12,717,332.39           0.00     (803,228.05)      0.00 11,914,104.34    1,709,763.89  10,204,340.45

    TOTALS                   15,367,332.39  15,300,000.00  (17,503,228.05)      0.00 13,164,104.34    1,709,763.89  11,454,340.45


    BIG O RETAIL ENTERPRISES, INC.:

    TIMMERMAN-MESA               53,988.05                     (15,282.22)               38,705.83       32,893.01       5,812.82

    BIG O DEVELOPMENT

    CAP.LSE.OBLIG.BLDG.         113,431.73                      (2,506.95)              110,924.78        6,097.24     104,827.54

    TOTALS                      199,977.52           0.00      (17,789.17)      0.00    149,630.61       38,990.25     110,640.36
/TABLE

                                         Big O Liens
    Property Address                 Property Use                  Status            Encumbrances

 875 American Pacific Drive          Regional                 Used for Company      Indenture for Senior
 Henderson, Nevada                   Distribution Center      Operations            Secured Notes


 3511 South T.K. Avenue              Regional Sales           Used for Company      Indenture for Senior
 Boise, Idaho                        Service &                Operations            Secured Notes
                                     Distribution Center

 Approximately 3.0 acres             Vacant                   For Sale              None
 adjoining Boise Regional Sales,
 Service & Distribution Center

 640 Park Boulevard                  Regional Sales           Used for Company      Mortgage for the
 New Albany, Indiana                 Service &                Operations            benefit of National
                                     Distribution Center                            City Bank, Kentucky

 161 Southgate Drive                 Big O Tires              Vacant Land to be     None
 Georgetown, KY                      Retail Store             developed for
                                                              sale to a
                                                              Franchisee

 Approximately 5.01 acres            Vacant                   For Sale              None
 adjoining the former Vacaville
 Regional Sales, Service &
 Distribution Center, Vacaville,
 California

 14891 East Colfax Avenue           Big O Tires Retail        Being Renovated       None
 Aurora, Colorado                   Store                     for Lease or sale

 900 East Highway 66                Big O Tires Retail        Leased to             None
 Gallup, New Mexico                 Store                     Franchisee

 6800 West 120th                    Unimproved Land           For Sale              None
 Broomfield, Colorado

 2510 N. 75th Avenue                Big O Tires Retail        Vacant Land           None
 Phoenix, Arizona                   Store                     Being Developed
 (Westridge Mall)                                             for Sale to
                                                              Franchisee

 61st & Bell                        Big O Tires Retail        Vacant Land           None
 Phoenix, Arizona                   Store                     Being Developed
                                                              for Sale to a
                                                              Franchisee.

 40420 California Oaks Road         Big O Tires Retail        Vacant Land           None
 Murrieta, California               Store                     Being Developed
                                                              for Sale to a
                                                              Franchisee.

 2210 Haines Avenue                 Big O Tires Retail        Vacant Land           None
 Rapid City, South Dakota           Store                     Being Developed
                                                              for Sale to a
                                                              Franchisee.

 1506 N. College Avenue             Big O Tires Retail        Vacant Land           None
 Ft. Collins, Colorado              Store                     Being Developed
                                                              for Sale to a
                                                              Franchisee.

 3405 E. 10th Street                Big O Tires Retail        Vacant Land           None
 Sioux Falls, SD                    Store                     to be Developed
                                                              for Sale to a
                                                              Franchisee

 5600 West 3400 South               Big O Tires Retail        Vacant Land           None
 West Valley, Utah                  Store                     to be Developed
                                                              for Sale to a
                                                              Franchisee

 Lot 1, Block 1, Lehi City Plaza    Big O Tires Retail        Earnest Money         N/A
 Subdivision, Lehi, Utah            Store                     deposit of
                                                              $10,000

 104th & Colorado Blvd.             Big O Tires Retail        Earnest Money         N/A
 Thorton, Colorado                  Store                     deposit of
                                                              $10,000

 Pad Site on Marcola Way            Big O Tires Retail        Earnest Money         N/A
 Springfield, Oregon                Store                     deposit of
                                                              $10,000

 Outlot LL/01 New Castle Plaza      Big O Tires Retail        Earnest Money         N/A
 New Castle, IN                     Store                     deposit of
                                                              $10,000

 Quincy & Wadsworth                 Training Store            Vacant Land           None
 Denver, Colorado                                             Being Developed
                                                              for Big O Tires
                                                              Training
                                                              Facility - Will
                                                              Find Owner to
                                                              Purchase the
                                                              Facility and
                                                              Lease Back to
                                                              the Company.
/TABLE

                                  SCHEDULE 3

               EXISTING CONTINGENT OBLIGATIONS AND INVESTMENTS


Existing Contingent Obligations:

   -  See attached listing of Big O Guarantees.

   - Borrower has guaranteed a $1.5 million line of credit made available to TBC de Mexico by First Tennessee Bank.

   - Borrower has guaranteed all obligations of Northern States Tire, Inc. to Bandag Incorporated.

   - Big O, TBC Sales, Inc., and TBC International, Inc. have guaranteed the obligations of Borrower under the Private Placement.

   - Borrower has guaranteed all obligations of Big O under an Indenture, Mortgage, Deed of Trust, Security Agreement, and Financing Statement (Fixture Filing), dated as of April 27, 1994, as amended, and the 8.71% Senior Secured Notes due 2004 in the aggregate principal amount of $8,000,000, issued by Big O pursuant thereto.


Existing Investments:

   -  See Schedule 1 for a listing of all Subsidiaries.

   - Borrower owns 40% of the ownership interests in TBC de Mexico, a Mexican Company.

   - Borrower owns 50% of TBC Worldwide, a Delaware limited liability company.

   -  See attached listing of Big O Notes Receivable and pending MAP loans.

   - See attached listing of Notes Receivable held by Borrower, Battery Associates, Inc., and Northern States Tire, Inc.

   -  Big O Joint Ventures:

      - Big O Retail Enterprises, Inc. is a 50% partner in Big O/S.A.N.D.S. Joint Venture, a California partnership.

      - Big O Retail Enterprises, Inc. is a 50% partner in Big O/BMT Joint Venture, a California partnership.

      - Big O Development, Inc. is a 50% partner in Intermountain Development Joint Venture, a Colorado partnership.

      - Big O Development, Inc. is a 50% partner in SCB Group Joint Venture, a California partnership.

      - Big O Retail Enterprises, Inc. is a 50% shareholder in Tires Industries Corporation, a Utah corporation.
                                            Financial Guarantees

                                                                   Total            Total           Big O
                                                 Big O           Outstanding     Outstanding       Guaranty
                                                 Percent          Balance          Balance         Portion
                                                 Guaranty         12/31/95         03/31/96        03/31/96


   Sun Trust Credit (formerly
   Stephens Franchise Financing):
     RBO/Ken Raley                              100.00%           430,741.33       405,320.53      405,320.53
     Rando, Vannie DePeiro & Roger Case          60.00%           131,729.60       123,980.80       74,388.48
     Stone City Tire, Richard Pflanz & Jerry
      Thurman                                    60.00%           105,210.00        99,198.00       59,518.80
     Candelario, McKeller, Toscan &
      Ballentine                                 60.00%           117,985.50        92,083.64       55,250.18

                                                                                                   594,477.99

   ICON Capital Corp.
     Star Tire and Service                      100.00%             9,205.30         6,137.20        6,137.20
     Superior Tire                              100.00%            20,607.90        14,425.83       14,425.83
     Cuza Corp.                                 100.00%            26,308.96        17,539.64       17,539.64
     H&K Tires                                  100.00%            24,931.95        15,866.15       15,866.15
     Adamson Tire & Brake                       100.00%            27,260.80        20,445.85       20,445.85
     Aneree Assoc.                              100.00%             4,319.17         1,440.39        1,440.39


                                                                                                    75,855.06

   FBS Leasing
     G&H Tire Service, Inc.                     100.00%             7,791.62         7,791.62        7,791.82
     G&H Tire Service, Inc.                     100.00%            12,522.13         8,997.97        8,997.97

                                                                                                    16,789.79

   AT&T Real Estate Joint Venture Loans:
     Intermountain Realty - 001 (Castle
       Rock - sold 4/96)**                      100.00%           402,514.43       398,870.54      398,870.54
     Intermountain Realty - 803 (Frisco, CO)    100.00%           432,168.82       432,661.35      432,661.35
     Intermountain Realty - 003 (Montrose, CO)  100.00%           407,927.41       405,162.69      405,162.69
     Intermountain Realty - 004 (Aurora,CO-
       Smoky Hill-sold 4/96)                    100.00%           511,469.01       508,002.66      508,002.66
     Intermountain Realty - 005 (Colorado
       Springs, CO-Academy)                     100.00%           509,635.33       506,291.05      506,291.05
     Intermountain Realty - 006 (Parker, CO)    100.00%           492,298.60       489,175.71      489,175.71
     Intermountain Realty - 007 (Sioux Falls,
       SD)                                      100.00%           488,522.48       488,522.48      488,522.48
     Intermountain Realty - 008 (Northglenn,
       CO)                                      100.00%           501,172.71       498,867.21      498,867.21
     Storms Tires (Payson, AZ)                  100.00%           328,118.48       326,407.34      326,407.34

                                                                                                 4,053,961.03


   AT&T Equipment Joint Venture Loans:
     Herbert Hawley Joint Venture               100.00%            54,219.42        49,994.04       49,994.04
     Big O/CSB Joint Venture                    100.00%            52,609.95        46,122.16       46,122.16
     Big O/CSB Joint Venture                    100.00%            52,624.32        46,136.85       46,136.85
     Big O/CSB Joint Venture                    100.00%            98,289.22        86,528.20       86,528.20
     Big O/CSB Joint Venture                    100.00%            66,297.57        62,594.75       62,594.75
     Big O/S.A.N.D.S. Joint Venture             100.00%            57,190.93        50,759.18       50,759.18
     Big O/CMT Joint Venture                    100.00%            79,435.34        76,009.18       76,009.18

                                                                                                   418,144.36

   The Money Store:
     Golden Ventures, LLC, Mr. and Mrs.
      Engebretson (18, 2/96-7/97)               100.00%           137,765.00       122,458.08      122,458.08
     Brawl, Inc., Bob Joy and Loren Howe
      (18, 11/95-10/96)                         100.00%            62,046.00        37,227.60       37,227.60
     Chandler, AZ Figgins/Judd (18,
      7/95-12/96)                               100.00%            85,901.00        64,425.42       64,425.43
     Rand Rogenes, Brea, CA (12,
      8/95 - 7/96)                              100.00%            43,642.00        24,938.24       24,938.24
     Marine E. Compton and Sandra S.
      Kelly Compton (18, 2/96 - 7/97)           100.00%           149,110.00       132,542.24      132,542.24
     JSM Tire, Inc.; Stephen L. & Jean M.
      Morris (18, 2/96 - 7/97)                  100.00%           147,023.00       130,687.52      130,687.52
     Mr. Richard Parry (Santa Maria, CA)
      (18, 5/96 - 12/97)*                       100.00%                            141,285.42      141,285.42
     Mr. Gale Miller  (Albuquerque, NM)
      (18, 5/96 - 12/97)*                       100.00%                            137,638.98      137,638.98
     Mr. Joe Williams (Redmond, WA)
      (18, 7/96 - 1/98)*                        100.00%                             55,224.00       55,224.00

                                                                                                   846,427.50
   Heller First Capital
     Woodmore Automotive, Inc. (18 months)      100.00%                            144,556.20      144,556.20

                                                                                                   144,556.20

   Minnequa Bank
     Intermountain Realty (Pueblo -             100.00%                            382,511.72     382,511.72
      scheduled for sale on 7/22/96)
                                                                                                  382,511.72



      Total Franchisee Financing                                                                6,532,723.65

      Notes Receivable Guarantee - CIT                                                          1,391,373.95

      Real Estate Lease Guarantees                                                              6,268,603.78

      Mortgage Loan Guarantee -Allstate                                                         2,720,226.79

         Total Guarantees                                                                      16,912,928.17


   Additions through 9/16/96:

   Heller First Capital
   Granada Enterprises Corp. (18 months)
    100% guarantee $144,468.00


   *Additions after 03/31/96
   ** Deletions after 03/31/96
/TABLE

                              BIG O TIRES, INC.
                  CONSOLIDATED SCHEDULE OF NOTES RECEIVABLE
                          YEAR TO DATE JUNE 30,1996
      ______________________PRINCIPAL BALANCES___________________________

                                      BALANCE                                       BALANCE        CURRENT           LONG-TERM
 DESCRIPTION                          12-31-95        ADDITIONS       PAYMENTS      06-30-96       MATURITIES        PORTION

 OFFICE 1828 N/R - CORP :MISC

 BOISE TRUST                         29,372.74                       (3,707.10)     25,665.64       7,994.09         17,671.55

 DENVER TRUST                        37,360.79                            0.00      37,360.79      11,756.37         25,604.42

 FOUNTAIN                           296,321.72                       (4,666.55)    291,655.17       9,966.13        281,689.04

 FOUNTAIN                           173,358.71                      (13,048.04)    160,310.67      27,866.05        132,444.62

 CONSOLIDATED TIRE SPOKANE           15,077.39                            0.00      15,077.39           0.00         15,077.39

 CHRIS HANNAH                         9,052.05                       (9,052.05)          0.00           0.00              0.00

 PROGRESSIVE                         64,192.52                      (48,144.36)     16,048.16      16,048.16              0.00

 SASHA ATTA                           8,226.39                       (6,114.05)      2,112.34       2,112.34              0.00

 HUNTINGTON BEACH                       733.88                         (733.88)          0.00           0.00              0.00

 MONTROSE HAWLEY                          0.00       114,292.00      (5,940.40)    108,351.60      19,083.36         89,268.24

 MIRAMAR MOORE                            0.00        13,059.83      (1,049.78)     12,010.05       7,098.75          4,911.30

 WESTMINSTER, CA                          0.00         3,693.95        (729.78)      2,964.17       2,964.17              0.00

 COSTA MESA HOLSTINE                      0.00        20,000.00                     20,000.00           0.00         20,000.00

 REDMOND, WA                              0.00        51,386.47     (25,000.00)     26,386.47       4,282.61         22,103.86

 HAMILTON ST. HELENS                      0.00        15,000.00                     15,000.00       3,171.03         11,828.97


 1828 N/R - CORP.:MISC.             633,696.19       217,432.25    (118,185.99)    732,942.45     112,343.06        620,599.39


 29 N/R - CORP.:RELATED PARTIES


 ROQUET                              20,000.00                      (20,000.00)          0.00          0.00               0.00

 CSB                                590,444.10                       (5,143.24)    585,300.86     11,267.22         574,033.64

 CSB                                      0.00       250,000.00      (6,103.67)    243,896.33     15,793.05         228,103.28

                                    610,444.10       250,000.00     (31,246.91)    829,197.19     27,060.27         802,136.92


 85 N/R

 MINNESALE                          470,547.77                      (16,470.08)    454,077.69          0.00         454,077.69

 40 N/R - KY : A/R TO NOTES

 COMMONWEALTH TIRE CO.               45,112.05                       (6,664.43)     38,447.62     12,474.34          25,973.28

 DENVER RSSC

 1830 N/R - COLO.:STORE SALES

 FOOTE LOVELAND                     339,998.77                            0.00     339,998.77         0.00          339,998.77

 WILLIAMS - COSTA MESA 17TH         201,260.66                     (201,260.66)          0.00         0.00                0.00

 N/R - SALEM                         37,757.00                       (8,653.56)     29,103.44    18,854.31           10,249.13

 1830 N/R - COLO.:STORE SALES       579,016.43             0.00    (209,914.22)    369,102.21    18,854.31          350,247.90


 1832 N/R - COLO.:A/R TO NOTES

 LEBARON                            203,962.76                       (9,848.71)    194,114.05    21,152.06          172,961.99

 CASPER                              11,761.38                                      11,761.38     7,480.24            4,281.14

 CASPER                              28,899.40                       (4,705.49)     24,193.91    14,206.53            9,987.38

 WESTAR                              24,922.01                          452.74      25,374.75       841.69           24,533.06

 GILLETTE                            33,444.88                       (3,321.43)     30,123.45     7,301.88           22,821.57

 BRIGHTON                            66,657.39                       (4,379.65)     62,277.74    13,829.88           48,447.86




      ______________________PRINCIPAL BALANCES___________________________

                                      BALANCE                                       BALANCE        CURRENT           LONG-TERM
 DESCRIPTION                          12-31-95        ADDITIONS       PAYMENTS      06-30-96       MATURITIES        PORTION


 GOLDEN                              37,000.00                            0.00      37,000.00     7,272.14           29,727.86

 LINCOLN, NE                         60,044.75                       (1,731.92)     58,312.83    10,438.70           47,874.13

 ALBQ, NM MILLER                          0.00        50,000.00           0.00      50,000.00     2,643.59           47,356.41

 PUEBLO KEITH                             0.00        13,974.22      (3,493.56)     10,480.66    10,480.66                0.00

 GALLUP LELOFF                            0.00       139,339.79        (511.47)    138,828.32    14,543.03          124,285.29

 1832 N/R - COLO.:A/R TO NOTES      466,692.57       203,314.01     (27,539.49)    642,467.09   110,190.40          532,276.69

 __VILLE RSSC

 N/R - NO. CAL.:A/R TO NOTES

 N/R - STORE 9 NAPA                  28,295.34                       (4,942.54)     23,352.80    10,699.73           12,653.07

 N/R - STORE 38 ROCKLIN              22,596.36                       (3,916.14)     18,680.22     8,471.94           10,208.28

 N/R - STORE 41 CARMICHAEL           29,263.30                       (6,217.54)     23,045.76    11,602.65           11,443.11

 N/R - STORE 41 CARMICHAEL           19,320.93                       (3,348.48)     15,972.45     7,243.87            8,728.58


 N/R - CITRUS HEIGHTS MCKELLAR       33,722.79       (33,191.08)       (531.79)          0.00         0.00                0.00

 N/R - CITRUS HEIGHTS MCKELLAR        6,000.00        (6,000.00)          0.00           0.00         0.00                0.00

 N/R - CITRUS HEIGHTS MCKELLAR            0.00       142,176.96                    142,176.96     2,408.64          139,768.32

 N/R - STORE 102 SAN RAFAEL          26,848.69                       (4,829.87)     22,018.82    10,448.06           11,570.76

 N/R - STORE 137 VISALIA             78,782.01                       (5,171.80)     73,610.21    11,274.88           62,335.33

 N/R - STORE 141 LINCOLN              7,709.26                       (4,110.09)      3,599.17     3,599.17                0.00

 N/R - STORE 5127 LOS BANOS          27,626.30                      (14,728.63)     12,897.67    12,897.67                0.00

 1852 N/R - NO. CAL.:A/R TO NOTES   280,164.98       102,985.96     (47,796.88)    335,354.06    78,646.61          256,707.45


 N/R - SO.CAL.:A/R TO NOTES
 MESA GILBERT RD                     18,910.60                       (4,055.52)     14,855.08     8,784.10            6,070.98

 RIVERSIDE, CA DUDDY                  9,385.39        46,282.89      (4,762.31)     50,905.97     8,356.42           42,549.55

 CORONA DUDDY                        70,016.93                       (6,254.73)     63,762.20    13,534.38           50,227.82

 SCOTTSDALE GUNNELL                 188,070.66                       (6,491.66)    181,579.00    14,324.80          167,254.20

 BREA ROGENES                        30,570.49                       (2,812.60)     27,757.89     6,189.27           21,568.62

 CHANDLER JUDD                       27,992.92                       (2,581.12)     25,411.80     5,637.92           19,773.88

 SAN MARCOS                          51,673.09                      (51,673.09)          0.00         0.00                0.00

 TUCSON THORNYDALE                   34,000.00                            0.00      34,000.00     4,776.57           29,223.43

 CHANDLER, AZ                             0.00        10,767.48      (8,892.05)      1,875.43     1,875.43                0.00

 WESTMINSTER, CA                          0.00        40,134.00           0.00      40,134.00     2,087.87           38,046.13

 EL CENTRO, CA                            0.00        40,000.00      (2,076.26)     38,723.74     7,196.73           31,527.01

 LAHABRA ALTMAN                           0.00        86,390.17      (4,788.59)     81,601.58    14,437.03           67,164.55

 REDLANDS ROGERS                          0.00       129,418.62      (6,396.87)    123,021.75    28,323.66           94,698.09

 MIRAMAR MOORE                            0.00        60,745.08           0.00      60,745.08         0.00           60,745.08

 LANCASTER FELIX                          0.00        27,429.41        (704.45)     26,724.96     4,487.85           22,237.11


 1862 N/R - SO. CAL:AR TO NOTES     430,620.08       441,967.65    (101,489.25)    771,098.48   120,012.03          651,086.45

 ___

 72 N/R - IDAHO:A/R TO NOTES

 N/R - OREM                         462,560.38                       (2,007.95)    460,552.43     4,264.23          456,288.20

 N/R - EVANSTON                      47,029.13                       (4,493.49)     42,535.64    15,744.76           26,790.88

 N/R - D AND J                       11,098.96                       (8,347.27)      2,751.69     2,751.69                0.00

 N/R - ROY                           40,766.89                       (2,344.40)     38,422.49     5,117.69           33,304.80

 N/R - SPOKANE                      235,244.43                            0.00     235,244.43    69,294.64          165,949.79

 N/R - SLC (HIGHLAND)                59,160.00                       (1,909.73)     57,250.27    10,051.44           47,198.83


      ______________________PRINCIPAL BALANCES___________________________

                                      BALANCE                                       BALANCE        CURRENT           LONG-TERM
 DESCRIPTION                          12-31-95        ADDITIONS       PAYMENTS      06-30-96       MATURITIES        PORTION




 N/R - LAKE OSWEGO                   30,000.00                            0.00      30,000.00     8,413.91           21,586.09

 N/R - EVERETT                            0.00        6,782.94       (2,168.25)      4,614.69     4,614.69                0.00

 1872 N/R - IDAHO:A/R TO NOTES      885,859.79        6,782.94      (21,271.09)    871,371.64   120,253.05          751,118.59

 TOTALS                           4,402,153.96    1,222,482.81     (580,578.34)  5,044,058.43   599,834.07        4,444,224.36

 BIG O DEVELOPMENT

 BESSIE PAULSEN TUFTS               293,539.87                       (1,717.28)    291,822.59     3,681.28          288,141.31

 GRAND TOTAL                      4,695,693.83   1,222,482.81      (582,295.62)  5,335,881.02   603,515.35        4,732,365.67


 PER ABOVE                        4,695,693.83   1,222,482.81      (582,295.62)  5,335,881.02   603,515.35        4,732,365.67


 CLASSIFICATION

 NET ASSETS ON STORE SALES         (470,547.77)          0.00        16,470.08    (454,077.69)        0.00         (454,077.69)

 CSB NOTE REC. ON SALE OF
 JOINT VENTURE VENTURE             (550,000.00)                                   (550,000.00)                     (550,000.00)

 NOTES RESERVED FOR:
    CASPER                          (11,761.38)          0.00             0.00     (11,761.38)   (7,480.24)          (4,281.14)

    CASPER                          (28,899.40)          0.00         4,705.49     (24,193.91)  (14,206.53)          (9,987.38)

    OREM                           (462,560.38)          0.00         2,007.95    (460,552.43)   (4,264.23)        (456,288.20)

                                  3,171,924.90   1,222,482.81      (559,112.10)  3,835,295.61   577,564.35        3,257,731.26

 OTHER                            3,111,480.80     972,482.81      (527,865.19)  3,556,098.42   550,504.08        3,005,594.34

 RELATED PARTIES                     60,444.10     250,000.00       (31,246.91)    279,197.19    27,060.27          252,136.92

                                  3,171,924.90   1,222,482.81      (559,112.10)  3,835,295.61   577,564.35        3,257,731.26



                                       CURRENT         CURRENT            NET             NET            TOTAL
                                        OTHER          RELATED           OTHER          RELATED

 BALANCES PER BOOKS, JUNE 30, 1996   576,455.08       27,060.27      4,480,228.75       252,136.92    5,335,881.02

 ADJUSTMENTS                          25,951.00            0.00      1,474,634.41             0.00    1,500,585.41

 ADJUSTED BALANCES, JUNE 30, 1996    550,504.08       27,060.27      3,005,594.34       252,136.92    3,835,295.61



POST JUNE 30, 1996 ADDITIONS:

Rapid City Dacar  $38,413.10
Sacramento        $25,500.00
Murrieta Granada  $48,000.00
/TABLE

                              PENDING MAP LOANS


APPROVED WAITING FOR FINAL NUMBERS AND FRANCHISEE SIGNATURE

 FRANCHISEE                                          APPROXIMATE AMOUNT

 Robert Osnes                                                 $50,000
 Jan Kirk                                                    $148,988



 TOTAL PENDING MAPS                                          $198,988


 MAP LOANS DISCUSSED, NOT YET APPROVED BY BIG O.


 FRANCHISEE                                          FRANCHISEE LOCATION


 Guido Bertoli                                       Santa Cruz, CA

 Steve Wallace                                       Louisville, KY


 TOTAL # OF MAP LOANS PENDING = 4
TBC CORPORATION (PARENT)
SCHEDULE OF NOTES AND TRADE
ACCEPTANCES RECEIVABLE
AS OF MAY 31, 1996
(Unaudited)



                                    ORIGINATION       ORIGINAL      INTEREST       TOTAL                     LONG
            PAYOR                     DATE             AMOUNT         RATE          OWED      CURRENT        TERM
NOTES RECEIVABLE
 Wall Tire Distributors, Inc.        04/1/89        $4,896,673        10.00%    $4,896,673       --       $4,896,673
    Payment terms: No payments
    have been made.  The matter
    is now in litigation.

 Emery Sales, Inc.                  09/10/93           651,236         7.50%        38,191     38,191           --
    (Amount shown as due is net
    of $194,981, which was
    written off in December 1994
    and $150,000,which was
    written off in December
    1995.)

    Payment terms:  payments of
    $12,146.04 per month are
    currently being made.  A
    balloon payment was due
    on October 10, 1994.

    Interest:  no longer is being
    applied.

 Southwest Tire & Supply            02/15/94         2,500,000         9.25%       276,012    276,011           --
    Payment terms: equal monthly
    payments of $27,059.00.
    Payments are computed using
    prime rates in effect on
    February 15th of each year.

    Interest: included as part
    of the monthly payment, at a
    rate of prime + 1.00%

 Kost Tire Distributors             04/30/96         1,595,607        10.25%     1,468,770  1,468,770           --
    Payment terms: equal monthly
    payments of $140,464.77
    beginning May 15, 1996 and
    ending April 15, 1997.

    Interest: included as part
    of the monthly  payment, at
    the rate of 10.25% per annum.

 Pedro Garcia                       08/15/95            60,000         8.75%        46,055      7,770         38,285
    Payment terms: equal monthly
    payments of $957.75
    beginning  September 15,
    1995 and ending September 15,
    2002.

    Interest:
    included as part of the monthly
    payment, at the  prime rate.


 V.I.P., Inc.                      09/06/95            400,000         8.75%       266,666    266,666           --
    Payment terms: interest only
    for the first six months,
    equal principal reduction for
    the last six months with
    payments ending September 6,
    1996.

    Interest:
    included as part of the monthly
    payment, at the prime rate.

 Aspen Enterprises, Inc.          10/15/95           1,000,000         8.75%       726,118    503,168       222,950
    Payment terms: equal monthly
    payments of $45,570.12
    beginning November 15,
    1995 and ending October 15,
    1997.

    Interest: included as part
    of the monthly payment, at the
    present rate of 8.75%, adjusted
    annually.

    Total Notes Receivable - TBC                                                 7,718,485  2,560,576     5,157,908
/TABLE

BATTERY ASSOCIATES, INC.
SCHEDULE OF NOTES RECEIVABLE
AS OF MAY 31, 1996 (unaudited)



                         Original     Initiation                  Monthly   Current   Long-Term
          Name            Amount          Date      Rate          Payment   Portion    Portion      Total

 Pennsylvania Battery     39,534       05/01/88    10.50%        $   620    $6,793     $ 2,427     $9,220

 Coalinga Battery         59,817       03/01/95    10.50%          1,501    13,961      30,900     44,861

 Ohio Battery Warehouse   82,623       05/02/90    10.50%          1,084     8,831      34,913     43,744

 Arkansas Battery        101,444       08/25/92    10.25%          1,327     8,669      65,956     74,625

 Tri-Cities Battery       97,465       10/05/92    10.50%          1,134     7,267      56,502     63,769

 Northern Battery         54,001       03/01/95    10.50%          2,838    30,680      13,808     44,488

 TOTAL                                                                     $76,201    $204,506   $280,707







Notes:

- The interest rate on the Ohio Battery Warehouse note is based on prime rate plus 2% to be adjusted annually on January 1st.

- The interest rate on the Arkansas Battery note is based on federal discount rate plus 5% to be adjusted semi-annually on January 1st and July
   1st.

-  The interest rate on the Tri-Cities Battery, Pennsylvania Battery,
   Coalinga Battery and Northern Battery notes are based on prime rate plus
   2% to be adjusted semi-annually on January 1st and July 1st.

/TABLE

                          NORTHERN STATES TIRE, INC.

                    Notes Receivable as of August 31, 1996




 Pittsfield Tire & Auto     Aug 97    12% INT    $ 6,544.98

 Dracut Tire                July 96   12% INT    $ 4,926.45

 County Tire                Mar 00     0% INT    $29,000.00

 *Wilder Auto               Oct 98     0% INT    $ 9,800.00

 Berry Tire Company         July 97              $27,634.53

 Strobel's Garage           July 97              $ 1,960.55

 TBW Automotive             July 97              $ 6,622.42

Ledger Balance Agreements


 **Bob Aronson Tire         _______   0% INT     $15,000.00

 Nite Owl Tire              Sept 96   0% INT     $30,000.00

 Pittsfield Tire            Sept 96   0% INT     $ 5,652.67

 County Tire                Sept 96   0% INT     $10,000.00


                                                $154,778.24

*    Will be paid at time of FDIC settlement, should be September 98.

** Pay back only being if inventory turns aren't adequate. Interest rate on ledger balance is 12% if they don't abide by repayment schedule.











                                                                   EXHIBIT 4.5

                               AMENDMENT NO. 1


    AMENDMENT NO. 1 dated as of September 20, 1996 to the Note Purchase and Private Shelf Agreement dated as of July 10, 1996 (the "Agreement") between TBC Corporation (the "Company") and The Prudential Insurance Company of America ("Prudential"). Capitalized terms used herein have the meanings ascribed to such terms in the Agreement unless otherwise defined herein.


                             W I T N E S S E T H:


    WHEREAS, Prudential and the Company have executed and delivered the Agreement and Prudential holds the Notes issued thereunder,

    WHEREAS, the Company now desires to enter into the Credit Agreements (as defined in paragraph 6D of the Agreement) and to cause each of Big O Tires, Inc., TBC International, Inc. and TBC Sales, Inc. (collectively, the "Guarantors") to deliver certain guarantees to the Lenders under the Credit Agreements,

    WHEREAS, the Company also desires to guarantee the 8.71% Senior Secured Notes due 2004 in the aggregate original principal amount of $8,000,000 (the "Big O Notes") issued pursuant to the Indenture, Mortgage, Deed of Trust, Security Agreement, and Financing Statement dated as of April 27, 1994 among Big O Tires, Inc., Big O Development, Inc., Big O Tire of Idaho, Inc., the Bank of Cherry Creek, N.A., as indenture trustee, and Douglas R. Dix, as individual trustee,

    WHEREAS, the Agreement requires that the Company obtain the consent of the Required Holders in connection with the Credit Agreements and the Company's guarantee of the Big O Notes,

    WHEREAS, Prudential is willing to consent to the Credit Agreements and the Company's guarantee of the Big O Notes and the parties hereto wish to amend certain terms of the Agreement and agree to such other matters, all on the terms and conditions set forth below.

    NOW THEREFORE, in consideration of the foregoing and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

    1. Amendments to the Agreement. The Agreement shall be amended such that:

       1.1 Clause (iii) of subparagraph 6B(2). Clause (iii) of subparagraph 6B(2) is hereby amended to delete the proviso at the end thereof and replace it with the following proviso:





            "; provided that, with respect to each calculation under this clause (iii), in the event that the Company guarantees any Funded Debt of a Subsidiary or any Subsidiary guarantees any Funded Debt of the Company or another Subsidiary, the Indebtedness in respect of all such Guarantees (other than Permitted Subsidiary Guarantees and the Permitted Company Guarantee) shall be included as separate and additional items of Indebtedness to that of both
            (a) the underlying Debt of the primary obligor guaranteed thereby and (b) any other Guarantee thereof by the Company or another Subsidiary, as the case may be."

       1.2 Clause (iii) of paragraph 7A. Clause (iii) of paragraph 7A is hereby amended to read in its entirety as follows:

            "(iii) the Company or any Subsidiary: (A) defaults (whether as primary obligor or as guarantor or other surety) in any payment of principal of or interest on any other obligation for money borrowed (or any Capitalized Lease Obligation, any obligation under a conditional sale or other title retention agreement, any obligation issued or assumed as full or partial payment for property whether or not secured by a purchase money mortgage or any obligation under notes payable or drafts accepted representing extensions of credit) beyond any period of grace provided with respect thereto, or the Company or any Subsidiary fails to perform or observe any other agreement, term or condition contained in any agreement under which any such obligation is created (or if any other event thereunder or under any such agreement shall occur and be continuing) and the effect of such failure or other event is to cause, or to permit the holder or holders of such obligation (or a trustee on behalf of such holder or holders) to cause, such obligation to become due (or to be repurchased by the Company or any Subsidiary) prior to any stated maturity, provided that the aggregate amount of all obligations as to which such a payment default shall occur and be continuing or such a failure or other event causing or permitting acceleration (or resale to the Company or any Subsidiary) shall occur and be continuing exceeds $5,000,000; or (B) defaults (whether as primary obligor or as guarantor or other surety) in any payment of principal of or interest on the Big O Notes beyond any period of grace provided with respect thereto, or the Company or any Subsidiary fails to perform or observe any other agreement, term or condition contained in any agreement under which the Big O Notes were created (or if any other event thereunder or under any such agreement shall occur and be continuing) and the effect of such failure or other event is to cause, or to permit the holder or holders of the Big O Notes (or a trustee on behalf of such holder or holders) to cause, the Big O Notes to become due (or to be repurchased by the Company or any Subsidiary) prior to their stated maturity, regardless of the amount of principal of the Big O Notes outstanding at such time, or"

       1.3 Paragraph 10B. Paragraph 10B is hereby amended to add the following definitions thereto in the correct alphabetical order:





            "'Big O Notes' shall mean the 8.71% Senior Secured Notes due 2004 in the aggregate original principal amount of $8,000,000 issued pursuant to the Indenture, Mortgage, Deed of Trust, Security Agreement, and Financing Statement dated as of April 27, 1994 among Big O Tires, Inc., Big O Development, Inc., Big O Tire of Idaho, Inc., the Bank of Cherry Creek, N.A., as indenture trustee, and Douglas R. Dix, as individual trustee.

            'Permitted Company Guarantee' shall mean the Continuing Guaranty issued by the Company dated September 20, 1996 in respect of the Big O Notes."

    2. Consents.

       2.1 For the purposes of the last sentence of subparagraph 6B(3), with respect to outstanding receivables owed by the Company to any Subsidiary from time to time as a result of ordinary course of business cash management procedures between the Company and its Subsidiaries, Prudential hereby consents to and approves the form of subordination agreement attached hereto as Exhibit A.

       2.2 For the purposes of paragraph 6D, Prudential consents to the forms of the Credit Agreements, certified copies of which have been delivered to Prudential.

    3. Conditions to Effectiveness. This Amendment No. 1 shall be effective and the Agreement shall be deemed amended hereby upon Prudential's receipt of the following:

       3.1A    fully-executed copy hereof;

       3.2A fully-executed Continuing Guaranty (substantially in the form attached hereto as Exhibit B) in favor of Prudential from each of the Guarantors;

       3.3 The opinion of Thompson, Hine and Flory, special counsel to the Guarantors, in the form attached hereto as Exhibit C); and

       3.4 Such other closing certificates and documents as Prudential may reasonably request.

    4. Company Representations. The Company hereby represents and warrants that no Default or Event of Default exists or, after giving effect to this Amendment, will exist.

    5. GOVERNING LAW. THIS AMENDMENT SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, AND THE RIGHTS OF PARTIES SHALL BE GOVERNED BY, THE LAWS OF THE STATE OF NEW YORK.

    6. Effect of Agreement. Except as expressly provided herein, the Agreement shall remain in full force and effect and this Amendment shall not operate as a waiver of any right, power or remedy of any holder of a Note, nor constitute a waiver of any provision of the Agreement.





    7. Counterparts. This Amendment may be executed in two or more counterparts, each of which shall be deemed an original, and it shall not be necessary in making proof of this Amendment to produce or account for more than one such counterpart.

    IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed by their respective officers as of the date and year first above written.


                              TBC CORPORATION


                              By:/s/ RONALD E. McCOLLOUGH
                              Title:  Senior Vice President Operations
                                           & Treasurer


                              THE PRUDENTIAL INSURANCE
                                 COMPANY OF AMERICA


                              By:/s/ Yvonne Guajardo
                                     Vice President






                                   EXHIBIT A

                                   ___________, 1996


THE PRUDENTIAL INSURANCE COMPANY OF AMERICA
c/o Prudential Capital Group
Texas Commerce Tower
2200 Ross Avenue, Suite 4200E
Dallas, Texas 75201

    Attention:  Managing Director

Ladies and Gentlemen:

    Reference is made to the Note Purchase and Private Shelf Agreement between TBC Corporation (the "Company") and The Prudential Insurance Company of America dated as of July 10, 1996 (as amended from time to time, the "Note Agreement"). All capitalized terms used herein and not otherwise defined shall have the meanings ascribed to them in the Note Agreement. In order to induce, and in consideration of, your purchase from the Company of the Notes, the undersigned agrees with you as hereinafter provided:

    1. The payment of any and all Subordinated Debt is expressly subordinated to the extent and in the manner set forth in paragraphs 2 to 6, inclusive, hereof (a) to Senior Debt and (b) to interest on Senior Debt at the rate stated in the instrument evidencing Senior Debt from the date of filing of any Petition under the Bankruptcy Code to the date of payment (herein called "Post-petition Interest").

    2. The term "Subordinated Debt" as used herein shall mean and include the principal of and interest on all liabilities of the Company to the undersigned, direct or contingent, joint, several or independent, now or hereafter existing, due or to become due to, or held or to be held by, the undersigned, whether created directly or acquired by assignment or otherwise, including, without limiting the generality of the foregoing, all indebtedness of the Company to the undersigned represented by receivables or account balances in favor of the undersigned. The term "Senior Debt" as used herein shall mean and include the principal of and Yield-Maintenance Amount, if any, and interest on all liabilities of the Company to you, direct or contingent, joint, several or independent, now or hereafter existing, due or to become due to, or held or to be held by, you, whether created directly or acquired by assignment or otherwise including, without limiting the generality of the foregoing, all indebtedness of the Company for principal of and interest on the Initial Notes and the Shelf Notes, if any, as heretofore or hereafter amended, supplemented or modified from time to time including extensions, renewals and refundings thereof, whether or not the principal amount is increased, and any other note or notes issued under the Note Agreement or any other agreement between the Company and you.

    3. If there shall occur an Event of Default or Default specified in clause (i), (ii), (viii), (ix) or (x) of paragraph 7A of the Note Agreement,





unless and until such Event of Default or Default shall have been cured, or unless and until Senior Debt shall be paid in full, the undersigned will not receive or accept any payment from the Company in respect of Subordinated Debt.

    4. In the event that the undersigned shall receive any payment on Subordinated Debt which it is not entitled to receive under the provisions of the foregoing paragraph 3, it will hold any amount so received in trust for you and will forthwith turn over to you in the form received to be applied on Senior Debt.

    5. The undersigned will not commence any action or proceeding against the Company to recover all or any part of the Subordinated Debt or join with any creditor, unless you shall also join, in bringing any proceedings against the Company under any bankruptcy, reorganization, readjustment of debt, arrangement of debt, receivership, liquidation or insolvency law or statute of the Federal or any State government unless and until Senior Debt shall be paid in full, provided that, if the undersigned shall have given you at least 30 days prior written notice of its intention to do so, the undersigned may bring action to recover any payment on the Subordinated Debt to the extent not prohibited by paragraph 3.

    6. In the event of any liquidation, dissolution or other winding up of the Company, or in the event of any receivership, insolvency, bankruptcy, assignment for the benefit of creditors, reorganization or arrangement with creditors, whether or not pursuant to bankruptcy laws, sale of all or substantially all of the assets or any other marshalling of the assets and liabilities of the Company, (i) Senior Debt shall first be paid in full before the undersigned shall be entitled to receive any moneys, dividends or other assets in any such proceeding, and (ii) the undersigned will at your request file any claim, proof of claim or other instrument of similar character necessary to enforce the obligations of the Company in respect of Subordinated Debt and will hold in trust for you and pay over to you, in the form received, to be applied on Senior Debt and Post-petition Interest, any and all moneys, dividends or other assets received in any such proceeding on account of Subordinated Debt, unless and until Senior Debt and Post-petition Interest shall be paid in full. In the event that the undersigned shall fail to take such action requested by you, you may, as attorney-in-fact for the undersigned take such action on behalf of the undersigned, and the undersigned hereby appoints you as attorney-in-fact for the undersigned to demand, sue for, collect and receive any and all such moneys, dividends or other assets and give acquittance therefor and to file any claim, proof of claim or other instrument of similar character and to take such other action (including acceptance or rejection of any plan of reorganization or arrangement) in your own name or in the name of the undersigned as you may deem necessary or advisable for the enforcement of the agreement contained in this letter; and the undersigned will execute and deliver to you such other and further powers of attorney or other instruments as you may request in order to accomplish the foregoing.

    7. You may, at any time and from time to time, without the consent of or notice to the undersigned, without incurring responsibility to the undersigned, and without impairing or releasing any of their rights, or any of the obligations of the undersigned hereunder:





       (a) Change the amount, manner, place or terms of payment or change or extend the time of payment of or renew or alter Senior Debt or amend the Note Agreement (including to restrict or further restrict payments of principal of and interest on Subordinated Debt) in any manner or enter into or amend in any manner any other agreement relating to Senior Debt (including provisions restricting or further restricting payments of principal of and interest on Subordinated Debt);

       (b) Sell, exchange, release or otherwise deal with any property by whomsoever at any time pledged or mortgaged to secure, or howsoever securing, Senior Debt;

       (c) Release anyone liable in any manner for the payment or collection of Senior Debt;

       (d) Exercise or refrain from exercising any rights against the Company and others (including the undersigned); and

       (e) Apply any sums by whomsoever paid or however realized to Senior
    Debt.

    8. Notice of acceptance of the agreement contained herein is hereby waived.

    9. The undersigned will mark its books to show that the Subordinated Debt is subordinated to Senior Debt in the manner and to the extent herein set forth.

    10. The undersigned represents and warrants that (i) neither the execution nor delivery of this agreement nor fulfillment nor compliance with the terms and provisions hereof will conflict with, or result in a breach of the terms, conditions or provisions of, or constitute a default under, any agreement or instrument to which the undersigned is now subject and (ii) none of the Subordinated Debt is or will be subordinated to any debt of the Company other than Senior Debt.

    11. This agreement is being delivered and is intended to be performed in the State of New York, and shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the law thereof.

                    Yours very truly,

                    [Names of Subsidiaries]



                    By: _____________________________
                    Title:





                                                                     EXHIBIT B



                             CONTINUING GUARANTY


    GUARANTY: Pursuant to a Note Purchase and Private Shelf Agreement, dated as of July 10, 1996 (the "Note Purchase Agreement"), between TBC Corporation ("Borrower") and The Prudential Insurance Company of America ("Purchaser"), the Borrower issued its Senior Notes in the aggregate original principal amount of $60,000,000 (collectively, the "Notes") to Purchaser. In order to permit Borrower to take certain actions requiring Purchaser's consent or agreement pursuant to the Note Purchase Agreement, and because the undersigned (the "Guarantor") has determined that executing this Guaranty is in its interest and to its financial benefit, the Guarantor absolutely and unconditionally guarantees to the Purchaser, as primary obligor and not merely as surety, the prompt payment of all amounts now or hereafter owing under the Notes or any Shelf Notes (as defined in the Note Purchase Agreement) hereafter issued by Borrower and the prompt payment and performance of all of the Borrower's other obligations under the Note Purchase Agreement (collectively with the Notes and any Shelf Notes, the "Obligations") when due, whether by acceleration or otherwise. The Guarantor will not only pay the Obligations, but will also reimburse the Purchaser for accrued and unpaid interest, and any expenses, including reasonable attorneys' fees, that the Purchaser may pay in collecting from the Borrower or the Guarantor, and for liquidating any collateral.

    LIMITATION: The Guarantor's obligation under this Guaranty is UNLIMITED. Unless otherwise specified below, the Guarantor's obligation shall be payable in U.S. Dollars.

    CONTINUED RELIANCE: The Purchaser may continue to deal with the Borrower based on this Guaranty until it receives written notice of termination from the Guarantor. That notice shall be effective on the first business day after Purchaser's receipt of the notice. If this Guaranty is terminated, the Guarantor will continue to be liable to the Purchaser for any Obligations created, assumed or committed to at the time the termination becomes effective, and all subsequent renewals, extensions, modifications and amendments of the Obligations.

    RIGHTS UPON DEFAULT: If the Guarantor fails to pay any amount owing under this Guaranty, the Purchaser shall have all of the rights and remedies provided by law or under any other agreement to liquidate or foreclose on and sell any collateral, including but not limited to the rights and remedies of a secured party under the Uniform Commercial Code. These rights and remedies shall be cumulative and not exclusive. If the Guarantor is entitled to notice, that requirement will be met if the Purchaser sends notice at least seven (7) days prior to the date of sale, disposition or other event which requires notice. The proceeds of any sale shall be applied first to costs, then toward payment of the amount owing under this Guaranty. The Purchaser is authorized to cause all or any part of any collateral to be transferred to or registered in its name or in the name of any other person, firm or corporation, with or without designation of the capacity of such nominee.





For purposes of this Guaranty, "any collateral" shall include any collateral securing the Obligations.

    ACTION REGARDING BORROWER: If any monies become available that the Purchaser can apply to the Obligations (other than monies made available to the Purchaser by the Guarantor pursuant to this Guaranty), the Purchaser may apply them in any manner it chooses, including but not limited to applying them against liabilities which are not covered by this Guaranty. The Purchaser can take any action against the Borrower, any collateral, or any other person liable for any of the Obligations. The Purchaser can release the Borrower or anyone else from the Obligations, either in whole or in part, or release any collateral, and need not perfect a security interest in any collateral. The Purchaser does not have to exercise any rights that it has against the Borrower or anyone else, or make any effort to realize on any collateral or right of set-off. If the Borrower requests more credit or any other benefit, the Purchaser may grant it and the Purchaser may grant renewals, extensions, modifications and amendments of the Obligations and otherwise deal with the Borrower or any other person as the Purchaser sees fit and as if this Guaranty were not in effect. The Guarantor's obligations under this Guaranty shall not be released or affected by (a) any act or omission of the Purchaser, (b) the voluntary or involuntary liquidation, sale or other disposition of all or substantially all of the assets of the Borrower, or any receivership, insolvency, bankruptcy, reorganization, or other similar proceedings affecting the Borrower or any of its assets, or (c) any change in the composition or structure of the Borrower or the Guarantor, including a merger or consolidation with any other person or entity.

    NATURE OF GUARANTY: This Guaranty is a guaranty of payment and not of collection. Therefore, upon default, the Purchaser can insist that the Guarantor pay immediately, and the Purchaser is not required to attempt to collect first from the Borrower, any collateral, or any other person liable for the Obligations. The obligation of the Guarantor shall be unconditional and absolute, regardless of the unenforceability of any provision of any agreement between the Borrower and the Purchaser, or the existence of any defense, setoff or counterclaim which the Borrower may assert.

    OTHER GUARANTORS: If there is more than one Guarantor, their obligations under this Guaranty shall be joint and several. In addition, each Guarantor shall be jointly and severally liable with any other guarantor of the Obligations. If the Purchaser elects to enforce its rights against less than all guarantors of the Obligations, that election shall not release Guarantor from its obligations under this Guaranty. The compromise or release of any of the obligations of any of the other guarantors or the Borrower shall not serve to waive, alter or release the Guarantor's obligations. This Guaranty is not conditioned on anyone else executing this or any other guaranty.

    RIGHTS OF SUBROGATION: The Guarantor agrees not to enforce any rights of subrogation, contribution or indemnification that it has against the Borrower, any entity liable for the Obligations, or any collateral. The Guarantor further agrees that if any payments to the Purchaser on the Obligations are in whole or in part invalidated, declared to be fraudulent or preferential, set aside or required to be repaid to a trustee, receiver or any other party under any bankruptcy act or code, state or federal law, common law or equitable doctrine, this Guaranty and the Purchaser's interest in any collateral remain in full force and effect (or are reinstated as the case may be) until payment in full of those amounts, which payment is due on demand.

    WAIVERS: The Guarantor waives any right it may have to receive notice of the following matters before the Purchaser enforces any of its rights: (a) the Purchaser's acceptance of this Guaranty, (b) any credit that the Purchaser extends to the Borrower, (c) the Borrower's default, (d) any demand, (e) any action that the Purchaser takes regarding the Borrower, anyone else, any collateral, or any Obligation, which it may be entitled to by law or under any other agreement. Any waiver shall affect only the specific terms and time period stated in the waiver. The Purchaser may waive or delay enforcing any of its rights without losing them. No modification or waiver of this Guaranty shall be effective unless it is in writing and signed by the party against whom it is being enforced.

    REPRESENTATIONS BY GUARANTOR: Guarantor represents: (a) that the execution and delivery of this Guaranty and the performance of the obligations it imposes do not violate any law, conflict with any agreement by which it is bound, or require the consent or approval of any governmental authority or any third party which has not been obtained; (b) that this Guaranty is a valid and binding agreement, enforceable according to its terms; and (c) that all balance sheets, profit and loss statements, and other financial statements furnished to the Purchaser are accurate and fairly reflect the financial condition of the organizations and persons to which they apply on their effective dates, including contingent liabilities of every type, which financial condition has not changed materially and adversely since those dates. Guarantor further represents: (a) that it is duly organized, existing and in good standing pursuant to the laws under which it is organized; and (b) that the execution and delivery of this Guaranty and the performance of the obligations it imposes (i) are within its powers and have been duly authorized by all necessary action of its governing body; and (ii) do not contravene the terms of its articles of incorporation or organization, its by-laws, or any partnership, operating or other agreement governing its affairs.

    NOTICES: Notice from one party to another relating to this Guaranty shall be deemed effective if made in writing (including telecommunications) and delivered to the recipient's address, telex number or facsimile number set forth below under its name by any of the following means: (a) hand delivery, (b) registered or certified mail, postage prepaid, with return receipt requested, (c) first class or express mail, postage prepaid, (d) Federal Express, Purolator Courier or like overnight courier service or (e) facsimile, telex or other wire transmission with request for assurance of receipt in a manner typical with respect to communications of that type. Notice made in accordance with this section shall be deemed delivered on receipt if delivered by hand or wire transmission, on the third business day after mailing if mailed by first class, registered or certified mail, or on the next business day after mailing or deposit with an overnight courier service if delivered by express mail or overnight courier. Notwithstanding the foregoing, notice of termination of this Guaranty shall be deemed received only upon the receipt of actual written notice by the Purchaser in accordance with the paragraph above labeled "Continued Reliance."

    If to Guarantor:          c/o TBC Corporation
                              4770 Hickory Hill Road
                              Memphis, TN  38141
                              Attention:  President

                              Phone: (901) 363-8030
                              Fax:   (901) 541-3639

    If to Purchaser:          c/o Prudential Capital Group
                              Texas Commerce Tower
                              Suite 4200E
                              2200 Ross Avenue
                              Dallas, TX  75201
                              Attention:  Managing Director

                              Phone:  (214) 720-6212
                              Fax:    (214) 720-6299

    LAW AND JUDICIAL FORUM THAT APPLY: This agreement is governed by New York law. The Guarantor agrees that any legal action or proceeding against it with respect to any of its obligations under this Guaranty may be brought in any court of the State of New York or of the United States of America located in New York, as the Purchaser in its sole discretion may elect. By the execution and delivery of this Guaranty, the Guarantor submits to and accepts, with regard to any such action or proceeding, for itself and in respect of its property, generally and unconditionally, the jurisdiction of those courts. The Guarantor waives any claim that the State of New York is not a convenient forum or the proper venue for any suit, action or proceeding.

    MISCELLANEOUS: Subject to the express provisions of any subsequent guaranty, Guarantor's liability under this Guaranty is independent of its liability under any other guaranty previously or subsequently executed by the Guarantor, as to all or any part of the Obligations, and may be enforced for the full amount of this Guaranty regardless of the Guarantor's liability under any other guaranty. This Guaranty is binding on the Guarantor's heirs, successors and assigns, and will operate to the benefit of the Purchaser and its successors and assigns. The use of headings shall not limit the provisions of this Guaranty.

Dated:  September 20, 1996         GUARANTOR:

                              _____________________________


                              By:___________________________

                              Its:__________________________

                                                                     EXHIBIT C

                              September 20, 1996


The Prudential Insurance Company of America
4900 Renaissance Tower
1201 Elm Street
Dallas, Texas 75250

Ladies and Gentlemen:

We have acted as counsel for TBC Corporation, a Delaware corporation (the "Company"), in connection with Amendment No. 1, dated as of September 20, 1996 (the "Amendment"), to the Note Purchase and Private Shelf Agreement, dated as of July 10, 1996 (the "Agreement"), between the Company, on the one hand, and The Prudential Insurance Company of America ("Prudential"), and each Prudential Affiliate (as therein defined) which becomes a party thereto, on the other hand.

We have also acted as counsel to TBC Sales, Inc., a Delaware corporation ("TBC Sales"), TBC International, Inc., a Delaware corporation ("TBCI"), and Big O Tires, Inc., a Nevada corporation ("Big O"), in connection with the execution and delivery by each of a Continuing Guaranty, dated as of September 20, 1996 (collectively, the "Guarantees"), pursuant to the terms of which TBC Sales, TBCI, and Big O each guaranteed to Prudential the full and prompt performance of the obligations of the Company under the Agreement.

We have examined the Agreement, the Amendment, and the Guarantees, together with telecopied facsimiles of the signature pages of the Amendment and the Guarantees. We have also examined such other documents, certificates of public officials, and corporate records, and have made investigation of such other matters, as in our judgment permit us to render an informed opinion on the matters set forth herein.

In connection with our examination, we have assumed the genuineness of all signatures (other than those on behalf of the Company, TBC Sales, TBCI, or Big O), the authenticity of all documents submitted to us as originals, the conformity with the originals of all documents submitted to us as copies or telecopied facsimiles, and the authenticity of the originals of such latter documents. Further, with your consent, we have assumed the legal power of Prudential to enter into and perform the Amendment and the due authorization, execution, and delivery of the Amendment by Prudential and we have relied on all representations or warranties contained in the Amendment or the Guarantees insofar as they relate to matters of fact not within our knowledge.

Based upon the foregoing and subject to the last two paragraphs of this letter, we are of the opinion that:

       1. Each of the Company, TBC Sales, TBCI, and Big O is a corporation duly incorporated, validly existing, and in good standing under the laws of its state of incorporation and has all requisite corporate authority to conduct its business as now being conducted.

       2. The execution and delivery of the Amendment by the Company, the execution and delivery of the Guarantees by TBC Sales, TBCI, and Big O, and the performance by the Company and each of TBC Sales, TBCI, and Big O of their respective obligations thereunder, have been duly authorized by all necessary corporate actions and proceedings and will not violate any law, rule, regulation, order, writ, judgment, injunction, decree, or award binding on the Company, TBC Sales, TBCI, or Big O of which we are aware, the Certificate or Articles of Incorporation or By-Laws of the Company, TBC Sales, TBCI, or Big O, or any indenture, instrument, or agreement binding upon the Company, TBC Sales, TBCI, or Big O of which we are aware.

       3. The Amendment has been duly executed and delivered by the Company and constitutes the legal, valid, and binding obligation of the Company, and the Guarantees have been duly executed and delivered by TBC Sales, TBCI, and Big O, as the case may be, and constitute legal, valid, and binding obligations of TBC Sales, TBCI, and Big O, each enforceable against the Company, TBC Sales, TBCI, and Big O, as the case may be, in accordance with their respective terms, except to the extent that the enforcement thereof may be limited by bankruptcy, insolvency, reorganization, moratorium, or similar laws affecting the enforcement of creditors' rights generally and by general principles of equity, regardless of whether enforcement is sought at law or in equity. Notwithstanding the foregoing, no opinion is expressed with respect to any provision that purports to consent to the jurisdiction of any court, waive objections to venue, or require payment or reimbursement of attorneys' fees, court costs, or other expenses of collection or enforcement.

       4. No approval, authorization, consent, adjudication, or order of any governmental authority, which has not been obtained by the Company, TBC Sales, TBCI, or Big O, is required to be obtained by any of them in connection with the execution and delivery of the Amendment or the Guarantees.

We are members of the bar of the State of Ohio, and we express no opinion as to matters governed by any laws other than those of the State of Ohio, the federal laws of the United States, and the corporate laws of the States of Delaware and Nevada. As to matters involving New York law, we have assumed with your consent that the laws of the State of New York are the same as the laws of the State of Ohio; however, for purposes of this opinion, we express no opinion as to any matter involving choice of law or conflicts of law.

The opinions that are expressed herein are as of the date hereof, are solely for your benefit, and may not be relied upon in any manner for any purpose by any other person or entity, other than your transferees. We disclaim any undertaking or obligation to advise you of any changes in the conclusions or other matters covered herein that hereafter may come to our attention.

Very truly yours,




SSN/mjw

                                                                  EXHIBIT 10.1

                      BIG O TIRES, INC. FRANCHISE AGREEMENT

                                  SUMMARY PAGES

   These pages summarize the attached Franchise Agreement, the details of which shall control in the event of any conflict.

   1.     FRANCHISEE:

   2.     INITIAL FRANCHISE FEE:  Amount Due:
                                  -with Application:
                                  -upon signing Agreement:
                                  Total:

   3.     ROYALTY FEE  Two percent (2%) of Gross Sales

   4.     LOCAL ADVERTISING CONTRIBUTION:  Minimum of four percent (4%) of
          Gross Sales

   5.     NATIONAL ADVERTISING CONTRIBUTION:  See sections 15 and 25

   6.     INITIAL ADVERTISING REQUIREMENT:

   7.     STORE LOCATION:

          Street and Number
          City, State and Zip Code
          Phone Number

   8.     Franchisee's Operator:

   9.     Franchisee's Manager:

   10.    Franchisee's Agent For Service of Process:

          Name:
          Address:



   11.  Big O's Agent for Service of Process:

        Name:    CT Corporation
        Address: 1675 Broadway, Suite 1200
                 Denver, Colorado  80290

   12.  Effective Date:

   13.  Commencement Date:

   14.  Expiration Date:





   15.  Franchisee's Advisor:

   16.  Send Notices to Big O to:

     Name:    Philip J. Teigen (Legal Department)
     Address: Big O Tires, Inc.
              11755 E. Peakview Avenue
              Englewood, Colorado  80111

   17.  Send Notices to Franchisee to:

        Name:   Big O Tires
        Address:



   18.  Business not subject to Section 17 (a)

        Name:
        Address:


   19.  Farm Class Franchise:

        Yes
        No  X

   20.  First Option Holder:

        Name:   N/A
        Address:





                                BIG O TIRES, INC.
                               FRANCHISE AGREEMENT

       This Franchise Agreement ("Agreement") is made by and between Big O Tires, Inc. ("Big O"), a Nevada corporation, with its principal place of business at 11755 East Peakview Avenue, Englewood, Colorado 80111, and ("Franchisee"), a(n) corporation with a place of business at .

   1.  PARTIES AND RECITALS

       1.01 Big O was established to provide franchisees with access to Products and Services and a System for marketing and servicing such Products and Services. Since its inception, Big O has added to the Product and Services and System to enhance the competitive posture of its franchisees. Big O has developed and owns certain Licensed Marks which are licensed to franchisees for use in the Big O Stores. Big O has developed the Big O System relating to the operation of Stores which are authorized to offer and sell Big O tires as part of the Products and Services offered to retail customers.

       1.02 Franchisee desires, upon the terms and conditions set forth herein, to obtain a license to operate a Franchised Business and to offer and sell Big O Products and Services. Franchisee acknowledges that it is essential to the preservation of the integrity of the Licensed Marks, and the goodwill of Big O and the Big O System, that each franchisee in the System maintain and adhere to certain standards, procedures and policies described hereinafter and in the Manual.

       1.03 Big O is willing, upon the terms and conditions set forth herein, to license Franchisee to operate a Franchised Business which will utilize the Licensed Marks and the Big O System.

   2.  GRANT OF FRANCHISE

       2.01 Grant of Franchise. Subject to all of the terms and conditions herein, including but not limited to, the condition that Franchisee or its Shareholders or some of them, personally guarantee the obligations of Franchisee to Big O under this Agreement as set forth in Schedule 3 to this Agreement, Big O grants to Franchisee the non-exclusive license to use the Licensed Marks and the exclusive right to operate a Franchised Business solely at the Premises set forth in Schedule 1 to this Agreement. If, at the time of execution of this Agreement, the Premises cannot be designated as a specific address because a location has not been selected by Franchisee and approved by Big O, then Franchisee shall promptly take steps to choose and acquire a location for its Big O Store within the following city, county or other geographical area: ("Designated Area"). In such circumstances, Franchisee shall select and submit to Big O for approval a specific location for the Premises, which shall hereinafter be set forth in Schedule 1.

       2.02 Trade Area. During the term of this Agreement, Big O agrees not to operate itself or grant to any other person the right to operate any more than one (1) Store for every fifty thousand (50,000) persons residing in the Trade Area described on Schedule 1. Big O may, from time to time,





   redefine the Trade Area. Absent Franchisee's prior approval, Big O shall not permit the establishment or operation of another Store within a two
   (2) mile radius of Franchisee's Store. Big O shall offer Products and Services bearing the Licensed Marks at retail only through Big O Stores.

   3.  FIRST OPTION RIGHTS

       3.01 First Option Rights. Subject to the conditions described below, if Big O or any prospective Big O franchisee should propose to open a Store within a five (5) mile radius of Franchisee's Store, Franchisee shall be notified of its First Option to acquire a Franchise for an additional Store within the five (5) mile radius of its Store. Franchisee may only exercise the First Option if:


     IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement to become effective on the date it is executed by the last of Franchisee or Big O.

                                   FRANCHISEE:

                                   By:

                                   Date:

                                   Home Address:



                                   Home Phone Number:

                                   Office Address:



                                   Office Phone Number:


                                   Attest:

                                   Title:
                                   (Affix Corporate Seal)


                                   FRANCHISEE:

                                   By:

                                   Date:

                                   Home Address:





                                   Home Phone Number:

                                   Office Address:



                                   Office Phone Number:


                                   Attest:

                                   Title:
                                   (Affix Corporate Seal)





                                   FRANCHISOR:

                                   BIG O TIRES, INC.


                                   By:
                                      Ronald H. Lautzenheiser,
                                      Vice President,
                                      Business Development

                                   Date:


                                   Attest:
                                          Philip J. Teigen,
                                          General Counsel &
                                          Secretary

                                   Date:


                                   (Affix Corporate Seal)







                                   SCHEDULE 1
                                       TO
                               FRANCHISE AGREEMENT
                          BETWEEN BIG O TIRES, INC. AND



   1. The Premises of referred to in Section 2.01 of the Franchise Agreement shall be:




   2.     Legal Description of Premises:



   3. Names(s) and address(es) of holder(s) of record fee title to Premises (the landlord):

          Name:

          Address:


          Name:

          Address:


          Name:

          Address:



   4.     Description of Trade Area:





                                   SCHEDULE 2

                             OWNERSHIP VERIFICATION

   1. Name(s) and address(es) of person(s) owning interest in Franchisee and percentage of said person(s) interest:

          Name:
          Address:



          Name:
          Address:



          Name:
          Address:



          STATE OF         )
                           )
          COUNTY OF        )

     ____________________________, being first duly sworn, says that they are respectively, the ______________________________ and
   _______________________________ of, the above-named _________________ , and execute this instrument for and in its behalf, by authority of its and that they have read the foregoing Agreement and all Exhibits attached thereto.

                                   ______________________________
                                                     , President


                                   ______________________________
                                                     , Secretary


   Subscribed and sworn to before
   me this ______ day of
   ______________, 19__.


   _______________________________
   Notary Public

   My Commission Expires:


                               Schedule 2 Franchise Agreement

                                   SCHEDULE 3

                       GUARANTY OF FRANCHISEE'S AGREEMENT

        In consideration of, and as an inducement to, the execution of the foregoing Franchise Agreement by Big O Tires, Inc. ("Big O"), each of the undersigned hereby guarantees unto Big O that ("Franchisee") will perform during the term of the Franchise Agreement each and every covenant, payment, agreement and undertaking on the part of Franchisee contained and set forth in or arising out of such Franchise Agreement.

        Big O, its successors and assigns, may from time to time, without notice to the undersigned (a) resort to the undersigned for payment of any of the liabilities of the Franchisee to Big O, whether or not Big O or its successors have resorted to any property securing any of the liabilities or proceeded against any of the undersigned or any party primarily or secondarily liable on any of the liabilities, (b) release or compromise any liability of the Franchisee or of any of the undersigned hereunder or any liability of any party or parties primarily or secondarily liable on any of the liabilities, and (c) extend, renew or credit any of the liabilities of the Franchisee to Big O for any period (whether or not longer than the original period); alter, amend or exchange any of the liabilities; or give any other form of indulgence, whether under the Franchise Agreement or not.

        The undersigned further waives presentment, demand, notice of dishonor, protest, nonpayment and all other notices whatsoever, including without limitation: notice of acceptance hereof; notice of all contracts and commitments; notice of the existence or creation of any liabilities under the foregoing Franchise Agreement and of the amount and terms thereof;
   and notice of all defaults, disputes or controversies between Franchisee and Big O resulting from such Franchise Agreement or otherwise, and the settlement, compromise or adjustment thereof.

        The undersigned agrees to pay all expenses paid or incurred by Big O in attempting to enforce the foregoing Franchise Agreement and this Guaranty against Franchisee and against the undersigned and in attempting to collect any amounts due thereunder and hereunder, including reasonable attorneys' fees if such enforcement or collection is by or through an attorney-at-law. Any waiver, extension of time or other indulgence granted from time to time by Big O or its agents, successors or assigns, with respect to the foregoing Franchise Agreement, shall in no way modify or amend this Guaranty, which shall be continuing, absolute, unconditional and irrevocable.

        If more than one person has executed this Guaranty, the term "the undersigned," as used herein shall refer to each such person, and the liability of each of the undersigned hereunder shall be joint and several and primary as sureties.


                             Schedule 3 to Franchise Agreement

     IN WITNESS WHEREOF, each of the undersigned has executed this Guaranty under seal effective as of the date of the foregoing Franchise Agreement.


                                   ______________________________
                                   Signature


                                   Date:_________________________


                                   Printed Name:_________________

                                   Home Address:_________________
                                   ______________________________
                                   ______________________________

                                   Home Telephone:_______________



                                   Business Address:_____________
                                   ______________________________
                                   ______________________________

                                   Business Telephone:___________


























                             Schedule 3 to Franchise Agreement

                                   SCHEDULE 4

                          LEASE RIDER AND MODIFICATION

        THIS AGREEMENT is made effective             by and between
                    ("Landlord"),                              ("Tenant"),
   and Big O Tires, Inc., its affiliates, successors and assigns ("Big O").

        WHEREAS, Landlord leases or will lease certain premises to Tenant at ("Premises") under that certain lease agreement dated between Landlord and Tenant ("Lease"); and

        WHEREAS, Tenant will operate a Big O Tire Store at such Premises under a Franchise Agreement ("Franchise Agreement") between Tenant and Big O; and

        WHEREAS, the parties hereto desire to provide Big O with certain rights in the event of default under the Lease, Franchise Agreement, or other franchise agreements between Tenant and Big O, if any;

        NOW, THEREFORE, in consideration of the sum of One ($1.00) Dollar, in hand paid by Big O to Landlord and to Tenant, and other good and sufficient consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

        1. No act, failure to act, event, condition, non-payment or other occurrence ("Event") shall constitute a breach or default under the Lease so as to allow to Landlord any right of acceleration of obligations thereunder, termination, cancellation or rescission:

        (a) if the Event is the non-payment of rent, unless such Event is not cured within ten (10) days after Notice of Default (as hereinafter defined) has been received by Big O;

        (b) if the Event is anything other than the non-payment of rent, unless such Event is not cured within twenty-five (25) days after Notice of Default (as hereinafter defined) has been received by Big O, provided, however, if the Event is of such nature that it cannot reasonably be cured within such twenty-five (25) day period, then, in that case such twenty-five (25) day period shall be extended to a period of such length as is reasonably necessary to cure such Event, provided, however, such period shall be extended only so long as Tenant and/or Big O diligently pursues the cure of such Event.

        2. Landlord agrees to accept from Big O any payment or performance required under the Lease. Nothing herein shall be construed as requiring Big O to make any payments or perform any obligation under the Lease.

        3. As used herein, Notice of Default means written notice specifying the Event claimed and specifically describing, in each instance of a claimed Event, the particular Event and the cure Landlord requires, such Notice of Default to be mailed to Big O at:

                             Schedule 4 to Franchise Agreement

          Big O Tires, Inc.
          11755 East Peakview Avenue
          Englewood, Colorado  80111
          Attention:  Vice President of Business Development

        4. In the event Landlord claims that an Event has occurred, or in the event Big O notifies Landlord in writing that Big O is exercising a right to take over possession of the Premises, then, at Big O's option, Landlord shall accept Big O as substitute tenant under the Lease and will cooperate with Big O in turning actual, immediate possession of the Premises over to Big O. In such case, the Lease shall remain in full force and effect, but with Big O as the tenant thereunder. Big O's option, hereinabove granted, may be exercised only if Big O agrees to assume the obligations of the Tenant to Landlord under the Lease as of the date Franchisor or its affiliate or successor is given actual possession of the Premises.

        5. Landlord agrees that Big O, or its affiliate or successor may sublet or assign the Premises to a new Big O Franchisee on the same terms and conditions as are contained in the Lease.

        6. Tenant agrees that if Landlord claims that an Event has occurred, or if any material breach occurs under any Franchise Agreement between Tenant and Big O (whether for the Premises or not), then, Big O shall have the right to:

        (a) immediate and actual possession of the Premises, and all equipment and inventory therein, which such possession Tenant agrees to give peaceably, and which may be otherwise obtained by Big O by warrant, injunction, temporary restraining order, summary process or such other immediate legal, summary or equitable proceeding or action as Big O may choose. Tenant hereby waives any right to a jury in any such proceeding or action.

        (b)  become the Tenant under the Lease to the exclusion of the Tenant.

        7. Tenant agrees that any default under the Lease shall constitute a material breach under all Franchise Agreements between Tenant and Big O, or its affiliates or successors.

        8. Tenant and Landlord understand that Big O is entering into or has entered into a Franchise Agreement with Tenant for a Big O Tire Store at the Premises in reliance on the agreements of Tenant and Landlord as herein contained and that Big O, in this instance, would not have otherwise entered into such Franchise Agreement.

        IN WITNESS WHEREOF, the parties hereto have duly execute and delivered this agreement as of the date first above-listed.

                                   LANDLORD



                       Schedule 4 to Franchise Agreement

                                   By:

   Witness:

   Attest:
   (CORPORATE SEAL)














































                             Schedule 4 to Franchise Agreement

                                   TENANT


                                   By:
   Unofficial Witness

   Attest:
   (CORPORATE SEAL)

   Notary Public

                                   BIG O TIRES, INC.


                                   By:
   Unofficial Witness
   (CORPORATE SEAL)

   Notary Public
































                             Schedule 4 to Franchise Agreement

                                   SCHEDULE 5

                                FARM CLASS RIDER

        Franchisee represents that it reasonably anticipates that at least twenty-five percent (25%) of its Store's Gross Sales on an annual basis will be derived directly from the sale of Farm Class Tires. In reliance on Franchisee's representations, and its consideration for Franchisee to become or remain a Big O franchisee, Big O has offered Franchisee the opportunity to execute this Farm Class Rider.

        1. So long as at least twenty-five percent (25%) of Franchisee's Gross Sales on an annual basis are derived directly from Farm Class Tires, Big O agrees to exercise its best efforts to provide Franchisee with access to a supply of Farm Class Tires. Franchisee acknowledges that production and distribution problems occasionally cause supplies to be limited, and that so long as Big O acts in good faith and in a commercially reasonably and lawful manner to obtain access to Farm Class Tires that it shall be deemed in compliance with its obligations hereunder.

        2. If Big O fails to comply with its obligations pursuant to Section 1 of this Farm Class Rider and cannot or will not provide Franchisee with access to Farm Class Tires for sixty (60) days following written notice of such failure from Franchisee, as its sole and exclusive remedy, Franchisee shall be relieved of its obligation to pay Big O monthly royalty fees on that portion of its Gross Sales derived directly from the sale of Farm
   Class Tires. Any services provided by Franchisee in connection with the sale of Farm Class Tires, and any other Products and Services sold by Franchisee in a transaction involving the sale of Farm Class Tires shall be included in the portion of Franchisee's Gross Sales upon which monthly royalty fees are payable. Big O may require Franchisee to provide it with documentation to support any exclusion claimed by Franchisee.

        3. Big O may terminate Franchisee's rights under this Farm Class Rider without in any way affecting Franchisee's obligations under the Franchise Agreement if the Store's sales of Farm Class Tires during any twelve (12) month period have been less than twenty-five percent (25%) of its Gross Sales.

        IN WITNESS WHEREOF, the parties have set forth their signatures below.

                                   FRANCHISEE:


                                   By:

                                   Date:

                                   Home Address:



                             Schedule 5 to Franchise Agreement

                                   Home Phone Number:

                                   Office Address:

                                   Office Phone Number:


                                   Title:

                                   Attest:


                                   Title:
                                         (Affix Corporate Seal)


                                   FRANCHISEE:


                                   By:

                                   Date:

                                   Home Address:


                                   Home Phone Number:

                                   Office Address:


                                   Office Phone Number:

                                   Title:

                                   Attest:

                                   Title:
                                         (Affix Corporate Seal)














                             Schedule 5 to Franchise Agreement

                                   SCHEDULE 6

                  RIDER FOR EXISTING FRANCHISEES EXECUTING THE
                   FRANCHISE AGREEMENT PRIOR TO THE EXPIRATION
                    OF THEIR PRE-EXISTING FRANCHISE AGREEMENT

        Franchisee is the owner of a Store which is the subject of a franchise agreement which has not yet expired.

        Franchisee's execution of the attached Franchise Agreement is subject to the following:

        1. Unless otherwise provided herein, the attached Franchise Agreement shall expire on the tenth anniversary of the Effective Date of Franchisee's attached Franchise Agreement, to wit:
                                          .

        2.  Prior to the expiration of the Franchisee's present franchise
   agreement, to wit              , the monthly continuing services fees (or
   their functional equivalent) provided in the present franchise agreement shall continue to be the only such fees due to Big O. In all other respects the terms of the attached Franchise Agreement shall be applicable as of the Effective Date of this Franchise Agreement.

        In Witness Whereof, the parties have set forth their signature below.

                                   BIG O TIRES, INC.


                                   By:

                                   Date:

                                   Title:

                                   Attest:

                                   Title:
                                          (Affix Corporate Seal)


                                   FRANCHISEE:

                                   By:

                                   Date:

                                   Home Address:

                                   Home Phone Number:


                             Schedule 6 to Franchise Agreement

                                   Office Address:


                                   Office Phone Number:

                                   Title:

                                   Attest:

                                   Title:
                                        (Affix Corporate Seal)


                                   FRANCHISEE:

                                   By:

                                   Date:

                                   Home Address:


                                   Home Phone Number:

                                   Office Address:


                                   Office Phone Number:

                                   Title:

                                   Attest:

                                   Title:
                                        (Affix Corporate Seal)

















                             Schedule 6 to Franchise Agreement

                                   SCHEDULE 7

                                   TRADEMARKS


     Big O is the sole and exclusive owner of the following trademarks and service marks:

    Trademark, Service
    Mark, Trade Name or       Where      Registration     Registration
    Logotype                Registered       Number            Date

    Sun Valley               Principal       871,318       06/17/69

    Golden Sonic Power       Principal       962,580       07/03/73

    Super S                  Principal       981,992       04/09/74

    Saxon                    Principal       982,828       04/30/74

    Big O                    Principal       993,415       09/24/74

    Big O                    Principal       994,466       10/01/74

    Big Ride                 Principal     1,009,148       04/22/75

    Big Steel                Principal     1,012,897       06/10/75

    Sonic Sahara             Principal     1,013,509       06/17/75

    Big Haul                 Principal     1,018,800       08/26/75

    Design of Human
    Likeness "Sebastian      Principal     1,044,068       07/20/76
    Treadmore"

    Big Foot 70              Principal     1,102,059       09/12/78

    Big Foot 60              Principal     1,102,058       09/12/78

    Big Sur                  Principal     1,219,035       12/07/82

    Extra Care and Design    Principal     1,417,730       11/18/86

    Legacy                   Principal     1,393,967       05/20/86

    Aspen                    Principal     1,508,041       10/11/88

    Exotic                   Principal     1,511,711       11/08/88

    Big O Tires and Design   Principal     1,559,725       10/10/89

    Sun Valley III           Principal     1,588,734       03/27/90

    Big O Tires and Design   Principal     1,611,160       08/28/90

    Optima                   Principal    74/198,278        Pending

    Procomp & Design         Principal    74/298,320        Pending


                             Schedule 7 to Franchise Agreement

    Trademark, Service
    Mark, Trade Name or          Where  Registration   Registration
    Logotype                Registered       Number            Date

    Vail                     Principal    74/310,463        Pending

    Arapahoe                 Principal    74/271,501        Pending

    Alpine                   Principal    74/310,467        Pending

    Aztec                    Principal    74/310,465        Pending

    Hydro-Trac               Principal    74/357,214        Pending

    A Reputation You Can     Principal    74/360,838        Pending
    Ride On

    Big Foot                 Principal    74/389,931        Pending



                          STATE REGISTRATIONS
    Big O                        Texas        40,967       11/01/82

    Big O                        Texas        40,704       09/02/82

    Legacy                    Colorado        T29645       10/28/85

    Extra Care                Colorado        T30670       04/22/86



























                             Schedule 7 to Franchise Agreement

                                   SCHEDULE 8

                                 CONVERTER RIDER

                               AMENDMENT TO BIG O
                               FRANCHISE AGREEMENT
                                  (CONVERSION)

     Big O TIRES, INC. ("Big O") and
                          ("Franchisee") entered into a certain Big O
   Franchise Agreement ("Agreement") on _____________, 19_____ and desire to supplement and amend certain terms and conditions of such Agreement in consideration of Franchisee's conversion of a currently operating tire store to a Big O Store. The parties therefore agree as follows:

     1.  The following paragraph is hereby added to 6.03:

          Notwithstanding any provision herein to the contrary, Franchisee's obligation to comply with Big O's standards and specifications as are set forth in the Manual shall be phased in for a period of six months from the Commencement Date of the Agreement in accordance with Schedule A, attached hereto and by this reference incorporated herein. Franchisee will be permitted to use Big O's trademarks, service marks, logos and other identifying symbols or names, in its signage, advertising and otherwise, in conjunction with any other previous signage or identifying symbols or names for sixty (60) days from the Commencement Date of this Agreement, in a manner which shall be approved by Big O, which approval shall not be unreasonably withheld. Upon expiration of such sixty day period, Franchisee must use Big O's signage exclusively and remove all other previous signage.

     2. Section 6.05 is deleted in its entirety and the following is inserted in its place:

          6.05 Commencement of Business. The Big O Store shall be considered to have commenced operation as of the Commencement Date of this Agreement. All modifications required to bring the premises into compliance with the standards and specifications of Big O must be completed within six (6) months of the Commencement Date.

     3. Section 7.01(a) is hereby deleted in its entirety and the following is inserted in its place:

          (a) Franchisee acknowledges that Big O is under no obligation to provide site selection assistance and Big O does not guarantee the success or profitability of the Franchisee's current site in any manner whatsoever. If Franchisee leases the Premises upon which the Store is to be operated, Franchisee agrees to use its best efforts to negotiate with its landlord for execution of a

                           Schedule 8 to Franchise Agreement
          conditional lease assignment in a form which is the same as or similar to the one found on Schedule 4.


     4.  The following language shall be added to Section 7.01(b):

          Big O will provide Franchisee with sample blueprints for modification of the interior and exterior of Franchisee's premises, if applicable, but makes no representations or guarantees regarding the suitability of such blueprints for required modification of Franchisee's premises.

     5. Franchisee agrees to convert all other tire stores owned or controlled by it into Big O Stores, in the manner prescribed in Schedule B, attached hereto and by this reference incorporated herein.

     6. The terms and conditions of this Conversion Amendment are in addition to or in explanation of the existing terms and conditions of the Agreement and shall prevail over and supersede any inconsistent terms and conditions thereof.

     Effective this _____ day of ________________, 199___.


                                   FRANCHISEE:


                                   (Print Name)


                                   BIG O TIRES, INC.


                                   By:

                                   Title:
















                           Schedule 8 to Franchise Agreement

                                                                  EXHIBIT 10.2



                               TBC CORPORATION
















                        1996 AMENDMENT AND RESTATEMENT
                                    of the
                               TBC CORPORATION
                    EXECUTIVE SUPPLEMENTAL RETIREMENT PLAN

                    (As Amended through October 24, 1996)
























10/96





SECTION 1 - GENERAL

     1.1 Purpose and Effective Date. The TBC CORPORATION EXECUTIVE SUPPLEMENTAL RETIREMENT PLAN (the "Plan") previously was established by TBC Corporation ("TBC"), a Delaware corporation. The following provisions constitute an amendment and restatement of the Plan, effective July 25, 1996, and applies only to Participants who terminate employment with TBC on or after July 25, 1996. The term "Retirement Plan", as it is used in the Plan, means the Retirement Plan for Employees of TBC Corporation, as amended and restated, effective November 1, 1989, and as it may be amended from time to time. The Plan is intended to be unfunded and to provide supplemental pension benefits ("Supplemental Benefits") to certain highly paid individuals whose pension benefits payable under the "Retirement Plan" are limited in amount by reason of the application of Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended (the "Code").

     1.2 Plan Administration. The Plan shall be administered by the Compensation Committee of the Board of Directors of TBC (the "Committee"). The Committee, in its sole discretion, shall determine all matters relating to Plan benefits and to the computation and payment thereof.

     1.3 Applicable Laws. The Plan will be construed and administered in accordance with the laws of the State of Tennessee to the extent that such laws are not preempted by the laws of the United States of America.

     1.4 Gender and Number. For simplicity of expression and where appropriate to the context, a reference to one gender shall be deemed to include the other. Also, words in the singular shall include the plural, and words in the plural shall include the singular.


SECTION 2 - PARTICIPATION

     2.1 Eligibility to Participate. Effective as of any date selected by it, the committee may designate any employee who has met the requirements for participation in the Retirement Plan to be a Participant in this Plan.

     2.2 Participation not Contract of Employment. The Plan does not constitute a contract of employment, and participation in the Plan will not give any employee the right to be retained in the employ of TBC nor give any person any right or claim to any benefit under the terms of the Plan unless such right or claim has specifically accrued under the terms of the Plan.


SECTION 3 - AMOUNT OF SUPPLEMENTAL BENEFIT

     A Participant's Supplemental Benefit as at any date is an amount that (when expressed as a single life annuity) is equal to:

     (a) the Participant's Accrued Benefit in the Retirement Plan, determined in accordance with the provisions of the Retirement Plan as in effect on that date, but using the definition of "Compensation" set forth below in lieu of the definition of Compensation in the Retirement Plan and, assuming, for purposes of





     this computation, that Sections 415 and 401(a)(17) of the Code had not been enacted;

     reduced by

     (b) the Participant's Accrued Benefit in the Retirement Plan actually payable to him under the terms of the Retirement Plan as in effect on that date.

For purposes of calculating a Participant's Supplemental Benefit, the term "Compensation" means the aggregate of his compensation by way of salary, incentive compensation, compensation deferred pursuant to an agreement between TBC and the Participant, compensation subject to income tax which has been deferred by virtue of a plan or arrangement made by TBC or the Participant, grants of restricted stock and grants of stock options (to the extent of any excess of market value over option price on the date of grant) without reduction, in the case of restricted stock and stock options, by reason of any restrictions or limitations upon the availability or exercisability thereof.

Notwithstanding the above, the amount calculated in subsection (a) above shall not be less than the Participant's "Floor Benefit". The Participant's Floor Benefit is determined as follows:

      i) If a Participant has completed at least 25 years of service (Vesting or Credited Service as defined in the Retirement Plan or as provided in any agreement between the Participant and TBC), the Participant's Floor Benefit shall be an amount (expressed as a single life annuity) equal to 60% of the average of the three (3) highest consecutive calendar years of the Participant's Compensation (as defined above) within the last ten (10) completed calendar years during which the Participant received any Compensation, assuming for purposes of this computation that Sections 415 and 401(a)(17) of the Code had not been enacted.

     ii) If a Participant has not completed at least 25 years of service, the Participant's Floor Benefit shall be the result derived by multiplying the amount determined in paragraph (i), above, by a fraction (not to exceed 1), the numerator of which is the Participant's years of service and the denominator of which is 25.

    iii) Notwithstanding paragraph (ii), above, if a Participant terminates employment with TBC by reason of becoming totally and permanently disabled (as defined in the Retirement Plan), the amount of the Participant's Floor Benefit shall be the benefit described in paragraph (i), above, multiplied by a fraction (not to exceed 1), the numerator of which is the yars of service the Participant would have had if he had continued to be employed by TBC until his Normal Retirement Date and the denominator of which is 25.

     iv) Notwithstanding paragraphs (i), (ii) or (iii), above, if a Participant begins to receive payment of his benefits under this Plan before his Normal Retirement Date, the Participant's Floor Benefit shall be the amount determined under paragraphs (i), (ii) or

         (iii), above, multplied by the applicable Early Retirement Factor in the table, below.

                           Early Retirement Factors

                 Age When    Early      Age When     Early
                 Benefits  Retirement   Benefits  Retirement
                   Start     Factor      Start      Factor

                    55        .500         60        .750

                    56        .550         61        .800

                    57        .600         62        .850

                    58        .650         63        .900

                    59        .700         64        .950

      v) Notwithstanding any other provision of the Plan, the Floor Benefit of a Participant in the Plan on July 25, 1996 (the "Effective Date") shall be (a) the greater of his Floor Benefit, calculated in accordance with the terms of the Plan immediately before the Effective Date and assuming that the Participant terminated employment with TBC on the Effective Date, and (b) his Floor Benefit calculated in accordance with the terms of the Plan immediately after the Effective Date.


SECTION 4 - FORM AND TIME OF SUPPLEMENTAL BENEFIT PAYMENT

     4.1 Form and Timing of Supplemental Benefit Payment.

             (a) Unless an alternative form of payment is selected by the Participant pursuant to Section 4.2, the Participant's Supplemental Benefit will be paid in the form of a "ten year certain annuity". A "ten year certain annuity" is an annuity, payable in equal monthly payments over the lifetime of the Participant and, if the Participant dies before the expiration of the ten year period, continued payments to the Participant's designated beneficiary during the remainder of the specified period certain.

             (b) Unless an election is made by the Participant pursuant to
         Section 4.2, the Supplemental Benefit shall commence to be paid within 90 days after the date on which the Participant ceases employment with TBC.

             (c) The conversion of the Supplemental Benefit into substantially equal monthly payments over a period of ten years or an alternative method of payment shall be made based on the same actuarial and present value assumptions used for purposes of the Retirement Plan.

     4.2 Alternative Manner and Time of Benefit Payment.

             (a) In lieu of the form of payment described in Subsection 4.1(a) or the timing of payment described in Subsection 4.1(b), the Participant may elect to receive the Supplemental Benefit in any other form of payment provided in the Retirement Plan and at any time such Participant is entitled to payment of his benefits from the Retirement Plan.

             (b) To be effective, an election pursuant to this Section 4.2 must be made at least 24 months prior to date on which the Participant terminates employment with TBC. An election may be revised, but such revision must be made at least 24 months prior to date on which the Participant terminates employment with TBC. Also, the Participant may request that the Compensation Committee, in its absolute discretion, waive the 24 month requirement described in this Subsection 4.2(b).

             (c) Except as provided in the following sentence, the conversion of the Supplemental Benefit into a qualified joint and survivor annuity, a life annuity or an alternative method of payment shall be made based on the same actuarial and present value assumptions used for purposes of the Retirement Plan. When the Retirement Plan is amended to determine lump sum payments by using the mortality table described in Section 417(e)(3)(A)(ii)(I) of the Code and the annual rate of interest on 30-year Treasury securities, as described in Code Section 417(e)(3)(A)(ii)(II) (commonly known as the "GATT" revisions), lump sum payments under this Plan will be calculated on the basis of the same actuarial and present value assumptions used for purposes of the Retirement Plan or, if a larger lump sum payment results, on the basis of the actuarial and present value assumptions used for purposes of the Retirement Plan immediately before such amendment.

     4.3 Payment to Incapacitated Persons. Notwithstanding any other provision of the Plan, if the Committee determines that a Participant or other person entitled to a Supplemental Benefit under the Plan is physically, mentally or legally incapacitated and unable to manage his financial affairs, the Committee may, until claim is made by a conservator or other person legally charged with the care of his person or of his estate, make payment for the individual's benefit to one or more persons or institutions which, in the Committee's judgment, are maintaining or have custody of the person entitled to payment from the Plan. Any payment made in accordance with this subsection shall fully acquit and discharge the Committee and TBC from all further liability on account thereof.

     4.4 Non-Transferability. The interests of Participants and other persons in a Supplemental Benefit under the Plan are not subject to the claims of their creditors and may not be voluntarily or involuntarily assigned, alienated or encumbered.

     4.5 Death. If the Participant dies prior to termination of employment, in lieu of paying a Supplemental Benefit to the Participant, TBC shall pay an amount equal to the Participant's Supplemental Benefit to the Participant's designated beneficiary or estate in a single, lump sum payment within 90 days after the Participant's death.

     4.6 Beneficiary. The Participant shall file with TBC a notice in writing designating one or more beneficiaries to whom payments are to be made upon the Participant's death. The Participant shall have the right to change the beneficiary or beneficiaries from time to time; provided, however, that any change shall not become effective until received in writing by TBC. In the event the Participant fails to deliver such a written designation of beneficiary, then any such payments shall be made to the Participant's estate.


SECTION 5 - FINANCING PLAN BENEFITS

     The Plan shall be unfunded, and all Supplemental Benefit payments shall be made from the general assets of TBC.


SECTION 6 - AMENDMENT AND TERMINATION

     While the Committee expects and intends to continue the Plan, it must necessarily reserve, and reserves, the right to amend the Plan from time to time and to terminate the Plan in its entirety. Notwithstanding the foregoing, in no event will any amendment to, or the termination of, the Plan reduce the amount of the Supplemental Benefit that a Participant would have received had he terminated his employment with TBC on the date of the amendment.

                                                               EXHIBIT 10.3


                                   TBC CORPORATION

                              RESOLUTION ADOPTED BY THE
                                COMPENSATION COMMITTEE
                                  SEPTEMBER 26, 1996



                    RESOLVED, that the Company shall credit to each deferred compensation account which it maintains for the benefit of its executives and directors, in each calendar quarter, daily interest on the amount then credited to such account (including all previous credits to such account) computed at an annual rate which is equal to the average yield for BBB Industrial Bonds, as published in the Standard & Poor's Corporate and Government Bond Yield Index (or such similar index as the Compensation Committee of the Board of Directors shall select) for the month last preceding the beginning of such calendar quarter.