Form 10-K
period 1996-12-31
TBC CORP
filed 1997-02-18
CIK 718449

                                                                     CONFORMED


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED                COMMISSION FILE NUMBER
           DECEMBER 31, 1996                        0-11579

                                TBC CORPORATION

              (Exact name of registrant as specified in its charter)

             DELAWARE                               31-0600670
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)

        4770 Hickory Hill Road
          Memphis, Tennessee                         38141
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



                  INDEX TO EXHIBITS  at page 37 of this Report






   Aggregate market value of outstanding shares
        of Common Stock, par value $.10, held by
        non-affiliates of the Company on December
        31, 1996 (for purposes of this calculation,
        2,107,464 shares beneficially owned by
        directors and executive officers of the
        Company were treated as being held
        by affiliates of the Company).................  $162,149,625


   Number of shares of Common Stock, par value $.10,
        outstanding at the close of business on
        December 31, 1996 ............................    23,727,414




                   DOCUMENT INCORPORATED BY REFERENCE

   TBC Corporation's Proxy Statement for its Annual Meeting of Stockholders to be held on April 23, 1997. Definitive copies of the Proxy Statement will be filed with the Commission within 120 days after the end of the Company's fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

                        _______________________

                                     PART I

   Item 1. BUSINESS

             TBC Corporation's business began in 1956 under the name Cordovan Associates, Incorporated. The present company was incorporated in Delaware in 1970 under the name THE Tire & Battery Corporation. In 1983, the Company changed its name to TBC Corporation.

             TBC Corporation and its wholly-owned subsidiaries are principally engaged in the business of distributing tires and other products in the automotive replacement market. On July 10, 1996, TBC Corporation acquired Big O Tires, Inc. ("Big O"), which is now a wholly-owned subsidiary of TBC Corporation. Big O is primarily engaged in the business of franchising independent retail tire and automotive service stores and supplying such retail stores with tires and related automotive products. On a limited basis, Big O also owns and operates retail stores and engages in site selection and real estate development for retail stores. Big O's retail stores are located primarily in the Midwest and western United States. Unless the context indicates otherwise, the term "Company" refers to TBC Corporation and all of its subsidiaries.

   Products

             Sales of tires accounted for approximately 88% of the Company's total sales in 1996 and 89% in 1995 and 1994. The Company's tire lines, substantially all of which carry the Company's proprietary brand names, are made by leading manufacturers. The Company's Cordovan ("R" - Registered Trademark), Multi-Mile (R) and Sigma (R) brand lines of tires are three of the most complete lines in the replacement tire market, including tires for passenger, truck, farm, industrial, recreational and other applications. Big O (R) brand tires, as well as other tires sold through Big O's retail stores, are primarily for passenger and light truck applications. The Company is one of the largest wholesale distributors of replacement tires in the United States.

             Other brands under which the Company's products are marketed include Grand Prix (R), Grand Am ("TM" - Trademark), Grand Spirit (TM),
   Wild Spirit (R), Grand Sport (R), Aqua-Flow (R), Wild Country (R), Epic (R), Stampede (R), Talon (R), Power King (R), Harvest King (R), Big Foot (R), Legacy (R), Procomp (R), Arapahoe (R), Aspen (R), Sun Valley (R), Big
   Haul (R), and Big Sur (R).

             Through 1996, the Company's products also included tubes, automotive service equipment and automotive parts lines such as batteries, wheels, ride-control products, filters, brake parts and chassis parts. In December 1996, the Company announced its decision to refocus operations on the replacement tire business and discontinue the marketing of automotive parts lines to independent distributors. In connection with this decision, the Company sold certain assets of its battery distribution subsidiary in December 1996. The remainder of the marketing and operational changes are expected to be completed by the end of the first quarter of 1997. There will be no impact on the products marketed and distributed by Big O, which include wheels, ride-control products and certain other automotive products, in addition to its tire lines.

   Marketing and Distribution

             The Company distributes its products other than those sold through its Big O subsidiary ("TBC products"), through a network of distributors located across the United States, Canada and Mexico. Some of these distributors act as wholesalers, some as retailers and some as both wholesalers and retailers. The retail outlets handling TBC products consist primarily of independent tire dealers. The loss of any major distributor of TBC products could have a material adverse effect upon the Company's business, pending the Company's establishment of a replacement distributor.

             Big O distributes its products principally through its franchised independent retail tire and automotive service stores. At December 31, 1996, Big O had a total of 395 stores in the United States, including 385 franchisee-owned stores, two joint venture stores and eight company-owned stores. Big O also distributes its products to 37 unaffiliated retail stores in British Columbia, Canada.

             Big O franchise agreements essentially grant a ten-year license to sell Big O (R) brand tires and to use Big O trademarks and trade secrets in the operation of a retail store at a specific location within a defined trade area. Each franchisee is required to pay an initial franchise fee as well as monthly royalty fees.

   Major Customers

             The Company's ten largest customers accounted for 46% of the Company's gross sales in 1996. Sales to Carroll's, Inc., Hapeville, Georgia, excluding sales to distributors which operate under arrangements with and may pay compensation to Carroll's, represented 12% of the Company's gross sales in 1996. No customer other than Carroll's individually accounted for more than 10% of the Company's 1996 gross sales. See Item 13 of this Report for additional information concerning major customers.

   Suppliers

             The Company purchases its products, in finished form, from a number of major rubber companies and other suppliers to the automotive replacement market. The Company owns the brand names under which most of its products are sold and, in the case of tires, many of the molds in which they are made. The Company has not heretofore experienced any difficulty in purchasing products in quantities needed by it, but there can be no assurance that such difficulties will not be encountered in the future.

            The Kelly-Springfield Tire Company, a division of Goodyear Tire and Rubber Company, has been a supplier to the Company since 1963. Kelly-Springfield manufactured more than half of the tires purchased by the Company in 1996, pursuant to a supply agreement entered into in 1977 and a 10-year commitment signed in 1994. The Company also has written contracts with certain other suppliers.

   Trademarks

            Substantially all of the Company's products carry the Company's own brand names, as previously set forth.

            The ability to offer products under established trademarks represents an important marketing advantage in the automotive replacement industry, and the Company regards its trademarks as valuable assets of its business. The Company holds federal registrations for substantially all of its trademarks.

   Seasonality and Inventory

            The Company normally experiences its highest level of sales in the second and third quarters of each year, with the first quarter exhibiting the lowest level. Since 1992, first quarter sales have represented, on the average, approximately 23% of annual sales; the second and third quarters approximately 25% and 28%, respectively; and the fourth quarter approximately 24%. The Company's inventories generally fluctuate with anticipated seasonal sales volume.

             Orders for the Company's products are usually placed with the Company by computer transmission, facsimile or telephone. Orders are filled either out of the Company's inventory or by direct shipment to the customer from the manufacturers' plants at TBC's request.

             Since distributors and franchisees look to the Company to fulfill their needs on short notice, the Company maintains a large inventory of products. The average of beginning and end-of-year inventories was $60,300,000 in 1996. The Company's inventory turn rate (cost of sales, including the cost of direct shipments from manufacturers to customers, divided by average inventory) was 8.8 for 1996.

   Competition

            The industry in which the Company operates is highly competitive, and many of the Company's competitors are significantly larger and have greater financial and other resources than the Company. The Company's competitors include its own suppliers and other tire manufacturers, as well as other wholesale tire distributors. The Company also competes against chain and department stores, warehouse clubs, oil companies and other tire and automotive product retailers. The Company believes it is able to compete successfully in its industry because of its ability to offer quality products under proprietary brand names, its efficient distribution systems, and its good relationships with distributors, franchisees and suppliers.

   Employees

            As of December 31, 1996, the Company employed 530 persons. The Company considers its employee relations to be satisfactory. The Company's employees are not represented by a union.

   Item 2.  PROPERTIES

            TBC Corporation's executive offices are located in Memphis,
   Tennessee.   Warehouse distribution facilities for TBC products, which
   total approximately 1,300,000 square feet under roof, are also located in Memphis. The Company owns the executive office building and one of its warehouses. One TBC warehouse is leased under an agreement expiring in 2005 and two other TBC warehouses are leased under agreements expiring in 2000. The Company's Northern States Tire, Inc. subsidiary owns facilities in New Hampshire, Vermont and Maine.

             Big O leases its executive offices, which are located in Englewood, Colorado. Big O owns its warehouse distribution facilities, which total approximately 480,000 square feet and are located in Boise, Idaho, New Albany, Indiana and Henderson, Nevada. Big O also owns certain retail store locations.

   Item 3.  LEGAL PROCEEDINGS

            The Company is involved in various legal proceedings which are routine to the conduct of its business. Some of these proceedings involve personal injury lawsuits based upon alleged defects in products sold by the Company. The Company believes that in substantially all such cases it is covered by its manufacturers' indemnity agreements or their product liability insurance. The Company also maintains its own product liability insurance.

   Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

   EXECUTIVE OFFICERS OF THE REGISTRANT

             The following table presents certain information concerning the executive officers of the Company. The term of office of all executive officers of the Company is until the next Annual Meeting of Directors (April 23, 1997) or until their respective successors are elected.

                                             Capacities in which
                                             Individual Serves
       Name               Age                the Company

   Louis S. DiPasqua      62              President and Chief
                                          Executive Officer

   Kenneth P. Dick        50              Senior Vice President
                                          Sales

   Bob M. Hubbard         62              Senior Vice President
                                          Purchasing and Engineering

   Ronald E. McCollough   56              Senior Vice President
                                          Operations and Treasurer

   Barry D. Robbins       54              Senior Vice President
                                          Strategic Planning

   Larry D. Coley         39              Vice President and
                                          Controller

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

            Mr. Dick has served as Senior Vice President Sales of the Company since 1988. From 1982 until his election as Senior Vice President, Mr. Dick served as Vice President Sales of the Company. Mr. Dick joined the Company in 1971, and from 1980 until 1982, served as Sales Manager of the Company.

            Mr. Hubbard was elected Senior Vice President Purchasing and Engineering of the Company in 1982. From 1973 until his election as a Senior Vice President, Mr. Hubbard was Vice President Purchasing and Quality Assurance of the Company.

            Mr. McCollough has been Senior Vice President Operations of the Company since 1982 and Treasurer since May 1996. Mr. McCollough served as Controller of the Company from 1973 to 1985 and as Vice President Operations from 1978 until his election as a Senior Vice President.

            Mr. Robbins joined the Company as Senior Vice President Strategic Planning in June 1996. From 1995 until joining the Company, Mr. Robbins was President and Chief Executive Officer of Tire Alliance Groupe. Prior to 1995, Mr. Robbins had been continuously employed by Goodyear Tire & Rubber Company and its subsidiaries in a number of management and other positions since 1968.

            Mr. Coley has been a Vice President of the Company since 1993 and the Controller of the Company since 1989. Prior to that, Mr. Coley was the Company's Manager of Financial Reporting.

                                     PART II


   Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS



             The Common Stock of the Company is traded on The Nasdaq Stock Market under the symbol TBCC. As of December 31, 1996, the Company had approximately 6,200 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings. The Company did not declare any cash dividends during 1996 or 1995.

             The following table sets forth for the periods indicated the high and low sale prices for the Company's Common Stock on the Nasdaq National Market System.



                                                      Price Range

                                                   High          Low
             Quarter ended

               03/31/95............                10.50         8.75

               06/30/95............                11.75        10.00

               09/30/95............                11.00         8.88

               12/31/95............                 9.75         6.63

               03/31/96............                 8.63         6.38

               06/30/96............                 9.13         6.63

               09/30/96............                 8.75         6.38

               12/31/96............                 8.38         5.25

   Item 6.    SELECTED FINANCIAL DATA


              Set forth below is selected financial information of the Company for each year in the five-year period ended December 31, 1996. The selected financial information should be read in conjunction with the consolidated financial statements of the Company and notes thereto which appear elsewhere in this Report. The Company did not declare any cash dividends during the five-year period ended December 31, 1996.



                                               Year ended December 31,

                                   1996      1995      1994      1993      1992

   INCOME STATEMENT DATA (1):

   Net sales ..............     $604,585  $547,785  $563,661  $580,104  $581,161

   Net income .............       15,499    15,249    19,546    21,375    22,474

   Earnings per share (2)..          .65       .62       .71       .74       .76

   Average shares
       and equivalents
       outstanding (2).....       23,837    24,683    27,683    28,945    29,584



   BALANCE SHEET DATA (1):

   Total assets ...........     $253,882  $179,952  $169,682  $166,746  $176,859

   Working capital ........      117,980    76,600    91,279    95,114    80,630

   Long-term debt .........       69,550       555       -         -         -

   Stockholders' equity ...      119,805   104,823   113,983   116,550   102,960






   (1)  In thousands except per share amounts.

   (2)  1992 amounts reflect 3-for-2 stock split effective December 11, 1992.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS



   RESULTS OF OPERATIONS


   1996 Compared to 1995:

             Net sales for 1996 were $604.6 million, a 10.4% increase from 1995 net sales of $547.8 million. The increase was due principally to the addition of sales by Big O Tires, Inc., which was acquired July 10, 1996. Sales of tires accounted for approximately 88% of total sales in 1996 compared to 89% in 1995. Excluding the contribution by Big O, sales of tires declined 2.4%, due principally to industry-wide price discounting throughout much of 1996 which caused average tire sales prices to be 3.7% lower than in 1995. TBC's unit tire volume (excluding Big O) increased 1.3% in 1996 compared to the 1995 level.

             Cost of sales as a percentage of net sales decreased from 89.2% in 1995 to 87.4% in 1996, due to the positive effects of the Big O acquisition, including the Company's improved overall sourcing strength. In addition, a shift in the Company's sales toward shipments through the Company's distribution facilities rather than direct from manufacturers affected the year-to-year comparison. Gross margin percentages on shipments through the Company's own facilities are typically higher than on shipments direct from manufacturers.

             Distribution expenses increased $5.5 million in 1996 compared to 1995, due primarily to Big O warehousing and product delivery expenses totaling $3.9 million since the acquisition date. The 1996 increase was also related in part to the above-noted increase in the percentage of TBC's shipments through the Company's distribution facilities and to the addition of certain facilities in the northeastern United States in September 1995.

             Selling and administrative expenses increased $10.2 million in 1996 compared to 1995, due principally to expenses for Big O of approx-imately $7.1 million since the July 10, 1996 acquisition date. Increased selling and administrative expenses were also attributable to the facilities added in the northeastern United States in September 1995 and to certain additional compensation-related expenses in 1996.

             Interest expenses increased $1.0 million compared to the 1995 level, due principally to the additional long-term borrowings required to finance the Big O acquisition. This was partially offset by reduced short-term borrowing levels during 1996.

             Net other income was higher in 1996 than in 1995, due primarily to income from the settlement of a trademark infringement matter.

             The Company's effective tax rate increased from 38.4% in 1995 to 39.0% in 1996. The increased effective rate reflects the impact of the Big O acquisition, due to the additional goodwill amortization and greater overall state tax burden.

             Included in the 1996 results were a total of $2.4 million in pre-tax charges related to the Company's decision to refocus operations on the replacement tire business and discontinue the marketing of automotive parts except those sold through its Big O Tires subsidiary (see Note 14 to the consolidated financial statements). The discontinued product lines comprised approximately 6.5% of net sales in 1996.



   1995 Compared to 1994:

             Net sales for 1995 decreased 2.8% from the 1994 level, due principally to a 3.1% decline in tire sales. Sales of tires accounted for approximately 89% of total sales in both 1995 and 1994. Unit tire shipments decreased 6.5% from the year-earlier level, reflecting increased competitive pressures and sluggishness in the replacement tire market during 1995. Partially offsetting the lower unit volume was a 3.7% increase in the average tire sales price, primarily related to the effect of industry price increases since the beginning of 1994.

             Cost of sales as a percentage of net sales increased from 88.7% in 1994 to 89.2% in 1995. The fluctuation was due to the combined effects of the above-noted competitive pressures and a shift in the Company's sales toward shipments direct from manufacturers rather than through the Company's distribution facilities.

             Distribution expenses were relatively unchanged in 1995 compared to the year-earlier level.

             Selling and administrative expenses declined slightly in 1995 due to the recognition in 1994 of a charge of $2.5 million for supplemental retirement benefits (see Note 9 to the consolidated financial statements). Excluding that charge, selling and administrative expenses increased principally due to the addition of facilities in the northeastern United States in September 1995, higher pension costs and increased selling expenses.

             Interest expenses increased $1.7 million in 1995 compared to the 1994 level, due to the combined effects of higher average bank borrowings and increased borrowing rates. The increase in average bank borrowings in 1995 was largely related to repurchases of common stock and higher inventory levels during the year.

             Net other income was lower in 1995 than in 1994, due in part to reduced interest income and to the effect of joint venture investments during 1995.

   LIQUIDITY AND CAPITAL RESOURCES

             On July 10, 1996, the Company completed the acquisition of Big O Tires, Inc. (see Note 3 to the consolidated financial statements). As a result, additional long-term debt of $60 million was incurred and there were significant changes in a number of other balance sheet items between December 31, 1995 and the end of 1996. However, the Company's financial position and liquidity remain strong, with working capital of $118.0 million at December 31, 1996 compared to $76.6 million at the end of 1995. The Company's current ratio was 3.18 at the end of 1996 compared to 2.04 at December 31, 1995.

             In September, 1996, the Company replaced its previous short-term borrowing agreements with a one-year committed bank facility and a three-year committed bank facility, which allow the Company to borrow up to $78.5 million. The unused amount under these facilities at December 31, 1996 was $56.8 million.

             Capital expenditures, primarily for tire molds, totaled $5.3 million in 1996. In 1995, capital expenditures totaled $9.2 million, which included the purchase of certain distribution facilities and equipment in the northeastern United States and expenditures of $4.2 million for tire molds. The Company expects to fund 1997 day-to-day operating expenses and normally recurring capital expenditures out of operating funds and its present financial resources. The Company had no material commitments for capital expenditures at the end of 1996.

             Cash generated by operations, together with the available credit arrangements, enabled the Company to fund stock repurchases totaling $634,000 in 1996 and $24.6 million in 1995, as well as the above-mentioned capital expenditures. The latest repurchase plans, approved by the Board of Directors in 1995, authorized the repurchase of a total of 2,500,000 shares of common stock in market and other transactions, of which approximately 1,365,000 shares had been repurchased as of the end of 1996.

             Accounts and notes receivable decreased from $95.5 million at December 31, 1995 to $85.8 million at the end of 1996. This decline was principally due to improved receivable turnover, which more than offset the additional receivables associated with the Big O acquisition.

             Included in other assets at December 31, 1996 and 1995 is a promissory note receivable of $4,897,000 from a former distributor. (See
   Note 6 to the Consolidated Financial Statements for a discussion of the legal proceedings relative to that receivable.)

             The Company is currently addressing any "Year 2000" data processing issues. The Company does not believe that the costs of addressing these issues will be significant.


   Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The financial statements and supplementary financial informa-tion required by this Item 8 are included on the following 17 pages of this Report.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


   To the Stockholders
   TBC Corporation

             We have audited the accompanying consolidated balance sheets of TBC Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

             In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TBC Corporation and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                         COOPERS & LYBRAND L.L.P.



   Memphis, Tennessee
   January 30, 1997

                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                 (In thousands)

                                     ASSETS



                                                            December 31,

                                                        1996          1995

   CURRENT ASSETS

       Accounts and notes receivable, less
         allowance for doubtful accounts
         of $8,879 in 1996 and $8,014 in 1995:
           Related parties                             $ 18,362     $ 17,208
           Other                                         67,444       78,330

           Total accounts and notes receivable           85,806       95,538

       Inventories                                       71,102       49,538
       Refundable federal and state income taxes            -            472
       Deferred income taxes                              6,716        2,389
       Other current assets                               8,409        2,252

           Total current assets                         172,033      150,189


   PROPERTY, PLANT AND EQUIPMENT, AT COST

       Land and improvements                              5,285        2,572
       Buildings                                         21,051       10,985
       Equipment                                         21,496       20,324
       Furniture and fixtures                             4,433        2,381
       Leasehold improvements                               640          600
                                                         52,905       36,862
       Less accumulated depreciation                     17,818       17,714

           Total property, plant and equipment           35,087       19,148


   TRADEMARKS, NET                                       17,787          -


   GOODWILL, NET                                         14,900          -


   OTHER ASSETS                                          14,075       10,615


   TOTAL ASSETS                                        $253,882     $179,952


     The accompanying notes are an integral part of the financial statements.

                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                 (In thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                            December 31,

                                                         1996         1995

   CURRENT LIABILITIES

       Outstanding checks, net                         $    559     $  8,120

       Notes payable to banks                            21,092       50,838

       Current portion of long-term debt                  1,537           81

       Accounts payable, trade                           16,761       10,117

       Federal and state income taxes payable               106          -

       Other current liabilities                         13,998        4,433

           Total current liabilities                     54,053       73,589



   LONG-TERM DEBT, LESS CURRENT PORTION                  69,550          555


   NONCURRENT LIABILITIES                                 2,753          985


   DEFERRED INCOME TAXES                                  7,721          -


   STOCKHOLDERS' EQUITY

       Common stock, $.10 par value,
          shares issued and outstanding -
          23,727 in 1996 and 23,784 in 1995               2,373        2,378

       Additional paid-in capital                         9,624        9,543

       Retained earnings                                107,808       92,902

           Total stockholders' equity                   119,805      104,823


   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $253,882     $179,952





   The accompanying notes are an integral part of the financial statements.

                                 TBC CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME



                    (In thousands, except per share amounts)




                                               Years ended December 31,

                                            1996         1995        1994

   NET SALES*                             $604,585     $547,785    $563,661

   COSTS AND EXPENSES

        Cost of sales                      528,610      488,717     500,085
        Distribution                        24,933       19,461      19,516
        Selling and administrative          24,294       14,073      14,158
        Interest expense                     4,115        3,110       1,384
        Other (income) expense - net        (2,766)      (2,348)     (2,913)

             Total costs and expenses      579,186      523,013     532,230


   INCOME BEFORE INCOME TAXES               25,399       24,772      31,431

   PROVISION FOR INCOME TAXES                9,900        9,523      11,885

   NET INCOME                             $ 15,499    $  15,249    $ 19,546



   Earnings per share                     $    .65     $    .62    $    .71


   Weighted average number of shares
     and equivalents outstanding            23,837       24,683      27,683






   * Including sales to related parties of $137,219, $130,215 and $135,786 in the years ended December 31, 1996, 1995 and 1994, respectively.


     The accompanying notes are an integral part of the financial statements.

                                 TBC CORPORATION

                           CONSOLIDATED STATEMENTS OF

                              STOCKHOLDERS' EQUITY

                                 (In thousands)



                                  Years ended December 31, 1994, 1995 and 1996

                                    Common Stock  Additional
                                Number of           Paid-In  Retained
                                 Shares    Amount   Capital  Earnings    Total

   BALANCE, JANUARY 1, 1994       28,377    2,838    11,056   102,656   116,550

     Net income for year                                       19,546    19,546

     Issuance of common stock
       under stock option and
       incentive plans                20        2       131       -         133

     Repurchase and retirement
       of common stock            (2,115)    (212)     (837)  (21,238)  (22,287)

     Tax benefit from exercise of
       stock options                 -         -         41       -          41

   BALANCE, DECEMBER 31, 1994     26,282    2,628    10,391   100,964   113,983

     Net income for year                                       15,249    15,249

     Issuance of common stock
       under stock option and
       incentive plans, net           19        2       132       -         134

     Repurchase and retirement
       of common stock            (2,517)    (252)   (1,002)  (23,311)  (24,565)

     Tax benefit from exercise of
       stock options                 -         -         22       -          22

   BALANCE, DECEMBER 31, 1995     23,784    2,378     9,543    92,902   104,823

     Net income for year                                       15,499    15,499

     Issuance of common stock
       under stock option and
       incentive plans, net           24        3       114       -         117

     Repurchase and retirement
       of common stock               (81)      (8)      (33)     (593)     (634)

   BALANCE, DECEMBER 31, 1996     23,727   $2,373   $ 9,624  $107,808  $119,805



   The accompanying notes are an integral part of the financial statements.

                                 TBC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                      Years ended December 31,

                                                       1996      1995    1994
   Operating Activities:
        Net income                                 $ 15,499  $ 15,249  $ 19,546

        Adjustments to reconcile net income to net
          cash provided by operating activities:
             Depreciation                             5,750     4,612     4,012
             Amortization                               530        23        86
             Write-off of intangible assets             276       -         -
             Deferred income taxes                     (845)     (461)      238
             Equity in (earnings) loss from
               joint ventures                          (265)      -         -
             Changes in operating assets
               and liabilities:
                 Receivables                          19,383     6,179   (6,270)
                 Inventories                          (2,815)   (9,784)   3,559
                 Other current assets                 (1,986)      230     (601)
                 Other assets                            (40)     (280)    (375)
                 Outstanding checks, net              (8,480)    3,863    3,276
                 Accounts payable, trade                 589   (10,646)   2,281
                 Federal and state income taxes
                   refundable or payable               1,240       (67)    (426)
                 Other current liabilities             1,366       187     (312)
                 Noncurrent liabilities                  203       332      653

             Net cash provided by
               operating activities                   30,405     9,437   25,667

   Investing Activities:
        Purchase of property, plant and equipment     (5,260)   (9,151)  (3,580)
        Acquisition of Big O Tires, Inc.             (55,433)     -        -
        Investments in joint ventures                   -       (1,562)    -
        Net proceeds from asset disposition            2,099      -        -
        Other                                            777        13      378

             Net cash used in investing activities   (57,817)  (10,700)  (3,202)

   Financing Activities:
        Net bank borrowings (repayments) under
          short-term borrowing arrangements          (29,746)   25,058     (311)
        Increase in long-term debt                    60,000       697      -
        Payments on long-term debt                    (2,325)      (61)     -
        Issuance of common stock under stock option
          and incentive plans, net of repurchase         117       134      133
        Repurchase and retirement of common stock       (634)  (24,565) (22,287)

             Net cash provided by (used in)
               financing activities                   27,412     1,263  (22,465)

   Change in cash and cash equivalents                  -         -        -

   Cash and cash equivalents:
        Balance - Beginning of year                     -         -        -

        Balance - End of year                      $    -    $    -    $   -

                                TBC CORPORATION

                                 (In thousands)




                                                     Years ended December 31,

                                                        1996      1995    1994



   Supplemental Disclosures of Cash
         Flow Information:
        Cash paid for - Interest                    $  3,510   $ 2,956 $  1,324
                      - Income Taxes                   9,506    10,051   12,073


   Supplemental Disclosure of Non-Cash
         Financing Activity:
          Tax benefit from exercise of
               stock options                        $    -     $    22 $     41


   Supplemental Disclosure of Non-Cash Investing and Financing Activities:

             On July 10, 1996, the Company
        completed the acquisition of Big O Tires, Inc. for a total purchase price of approximately $54,646, plus applicable closing costs. The acquisition was accounted for under the purchase method, as follows:

           Estimated fair value of assets acquired  $ 60,263
           Trademarks and Goodwill                    33,072
           Cash Paid                                 (55,433)

           Liabilities assumed                      $ 37,902


             During 1996, the Company disposed of
        certain assets of its battery distribution subsidiary, as follows:

           Assets sold                              $ (2,882)
           Cash received                               2,099

           Liabilities assumed by purchaser         $   (783)




   The accompanying notes are an integral part of the financial statements.

                                 TBC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

   Operations

            The Company is principally engaged in the business of distributing tires and other products in the automotive replacement market, through wholesale and retail customers in the United States, Canada and Mexico. Through its Big O Tires, Inc. subsidiary, which was acquired on July 10, 1996, the Company also acts as a franchisor of independent retail tire and automotive service stores located primarily in the Midwest and western United States. On a limited basis, Big O engages in site selection and real estate development for franchised stores and owns and operates a limited number of retail stores.

   Significant Accounting Policies

            Principles of consolidation - The accompanying financial statements include the accounts of TBC Corporation and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in 50% or less-owned joint ventures over which the Company has the ability to exercise significant influence are accounted for using the equity method.

            Reclassifications - Certain reclassifications have been made in the statements of income for prior years, to conform to the 1996 presentation, with no effect on previously reported net income.

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

            Inventories - Inventories, consisting of automotive products held for resale, are valued at the lower of cost (principally last in-first out) or market. Current costs of inventories exceeded the LIFO value by $4,759,000 and $6,863,000 at December 31, 1996 and 1995, respectively.

            Concentrations of credit risk - The Company performs ongoing credit evaluations of its customers and typically requires some form of security, including collateral, guarantees or other documentation. The Company maintains allowances for potential credit losses. The Company maintains cash balances with financial institutions with high credit ratings. The Company has not experienced any losses with respect to bank balances in excess of government-provided insurance.

            Property, plant and equipment - Depreciation is computed principally using the straight-line method over 3-40 years. Amounts expended for maintenance and repairs are charged to operations, and expenditures for major renewals and betterments are capitalized. When property, plant and equipment is retired or otherwise disposed of, the related gain or loss is included in operations.

            Goodwill, Trademarks and Other Intangible Assets - Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. Goodwill, trademarks and other intangible assets are amortized on a straight-line basis, principally over 40 years.
   Accumulated amortization on intangible assets at December 31, 1996 totaled $414,000. The Company periodically reviews the recoverability of these assets. Any impairment would be recognized in operating results if a permanent reduction in value were to occur, as required under Statement of Financial Accounting Standards No. 121. This statement, adopted in 1996, had no significant effect on the Company's financial statements.

            Revenue recognition - Sales are recognized upon shipment of products. Estimated costs of returns and allowances are accrued at the time products are shipped.

            Franchise fees - Each Big O franchisee is required to pay an initial franchise fee as well as monthly royalty fees of 2% of gross sales. Included in net sales in 1996 were franchise and royalty fees totaling $3,742,000.

            Standard warranty - The costs of anticipated adjustments for workmanship and materials that are the responsibility of the Company are estimated and charged to expense currently. A warranty reserve of $6,675,000 was included in other current liabilities in the balance sheet at December 31, 1996.

            Interest on early payments to suppliers for product - Interest income associated with early payments to suppliers for product is recorded as a reduction of product cost. The portion of this interest which was included in the statements of income as a reduction to cost of sales represented 1.52% of net sales in 1996, 1.56% in 1995 and 1.41% in 1994.

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

   2.  RELATED PARTY TRANSACTIONS

            The Company's operations are managed through its Board of Directors, members of which owned or are affiliated with companies which owned approximately 9% of the Company's common stock at December 31, 1996. Sales to distributors represented on the Board, including affiliates of such distributors, accounted for approximately 23% of the Company's net sales during 1996 and 24% during 1995 and 1994. One distributor accounted for approximately 12% of net sales in 1996 and 15% in 1995 and 1994.
   Sales to joint ventures in which the Company has an ownership interest accounted for approximately 3% of the Company's net sales in 1996 and 1% in 1995. Accounts receivable resulting from transactions with related parties are presented separately in the balance sheets.

   3.  ACQUISITION OF BIG O TIRES, INC.

            On July 10, 1996, the Company completed the acquisition of Big O Tires, Inc. Under the terms of the merger agreement, Big O stockholders received $16.47 in cash for each of the 3,317,916 outstanding shares of common stock, a total purchase price of $54,646,000. The acquisition was accounted for as a purchase. These consolidated financial statements include the operating results of Big O from the date of acquisition.

            The following unaudited pro forma information (adjusted for interest on required borrowings, estimated amortization of intangible assets, improved sourcing strength, etc.) has been prepared as if the companies had been combined as of January 1, 1995. The pro forma information does not purport to present what actual results of operations would have been if the acquisition of Big O had occurred on such date or to project results for any future period. Net sales reflect certain reclassifications made to present the results of the combined companies on a consistent basis.

                                   (In millions, except per share data)

                                         Years Ended December 31,
                                           1996          1995
                                               (Unaudited)

             Net sales                   $ 673.7        $ 684.4

             Net income                     18.0           18.3

             Earnings per share              .76            .74


   4.  CREDIT FACILITIES

            In September, 1996, the Company replaced its previous short-term borrowing agreements with a one-year committed bank facility and a three-year committed bank facility. The credit facilities allow the Company to borrow up to $78,500,000, with interest on the one-year facility at the federal funds rate plus 1.15% and interest on the three-year facility based on LIBOR plus a variable rate between 0.45% and 0.875%. The credit facilities also require the payment of certain commitment and administrative fees. The unused amount under these facilities at December 31, 1996 was $56.8 million. The weighted average interest rate on short-term borrowings at December 31, 1996 and 1995 was 6.61% and 6.80%, respectively.

            The credit facilities contain certain financial covenants dealing with the Company's tangible net worth, funded indebtedness and fixed charge coverage ratio. The credit facilities also include certain restrictions which affect the Company's ability to incur additional debt, sell or place liens upon assets, provide guarantees and make loans, advances, investments and certain expenditures.

   5.  LONG-TERM DEBT

        Long-term debt consists of the following (in thousands):

                                                         December 31,

                                                        1996        1995

   7.55% Series A Senior Note, due
   from 1999 through 2003                             $32,500     $   -

   7.87% Series B Senior Note, due
   from 2004 through 2005                              11,000         -

   8.06% Series C Senior Note, due
   from 2006 through 2008                              16,500         -

   8.71% Senior loan, collateralized
   by certain real estate, due from
   1998 through 2004                                    8,000         -

   Prime rate uncollateralized credit
   loan from supplier, due in 1997                      1,415         -

   Prime rate bank mortgage loan,
   collateralized by deed of trust,
   due through 2001                                     1,267         -

   Other debt                                             405         636

                                                       71,087         636

       Less current portion                             1,537          81

                                                      $69,550     $   555


           The Senior Notes, issued in order to finance the acquisition of Big O Tires, Inc., are unsecured with interest payable quarterly. The note agreement related to such borrowings contains certain financial covenants dealing with the Company's working capital ratio, interest expense coverage and tangible net worth. In addition, the note agreement places certain restrictions on the Company, including its ability to incur additional debt, transfer or place liens upon assets, provide guarantees and make loans, advances, investments and certain expenditures.

           Interest only is due on the 8.71% Senior loan through July 1998, after which principal and interest are due in quarterly installments. The supplier credit loan allows for interest rate reductions of up to 2.5% if certain purchase requirements are met.

           Maturities of long-term debt for the next five years are as follows: $1,537,000 due in 1997, $791,000 in 1998, $7,959,000 in 1999,
   $7,947,000 in 2000 and $7,933,000 in 2001.

   6. OTHER ASSETS

           Other assets consist of the following (in thousands):

                                                           December 31,

                                                        1996        1995

       Notes receivable                               $ 9,274     $ 7,961
       Investments in joint ventures                    2,433       1,562
       Other intangible assets, net                       831       1,058
       Other                                            1,537          34
                                                      $14,075     $10,615

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

   7.  LEASES

           Rental expense of $2,545,000, $2,069,000 and $2,160,000 was charged to operations in 1996, 1995 and 1994, respectively, after deducting sublease income applicable to 1996 of $996,000. Minimum noncancelable real property lease commitments at December 31, 1996 were as follows (in thousands):

              Year                                    Amount

              1997                                   $ 5,131
              1998                                     3,777
              1999                                     3,199
              2000                                     2,996
              2001                                     2,623
              Thereafter                               7,912
                                                      25,638
              Less sublease income                    11,611
                                                     $14,027

           The commitments relate substantially to distribution facilities. In addition to the above rental payments, the Company is obligated in some instances to pay real estate taxes, insurance and certain maintenance.

   8.  INCOME TAXES

            The Company records income taxes using the liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Income taxes provided for the years ended December 31, 1996, 1995 and 1994 were as follows (in thousands):

                                                  1996      1995      1994
           Current:
               Federal                          $ 9,375   $ 8,868   $10,349
               State                              1,370     1,116     1,298
                                                 10,745     9,984    11,647
           Deferred                                (845)     (461)      238

                                                $ 9,900   $ 9,523   $11,885


           The provision for deferred income taxes represents the change in the Corporation's deferred income tax asset during the year, including the effect of enacted tax rate changes. Deferred income taxes arise from temporary differences between the tax basis of the Company's assets and liabilities and their reported amounts in the financial statements. Included in the Big O assets acquired was a deferred income tax asset of $3,365,000, while liabilities assumed in the Big O acquisition included deferred income taxes of $7,604,000.

           The net deferred income tax assets in the financial statements at December 31, 1996 and 1995 included approximately $3,156,000 and $2,762,000, respectively, related to the allowance for doubtful accounts and notes and $2,596,000 and $351,000, respectively, related to accrued warranty reserves. The net deferred income tax liability in the financial statements at December 31, 1996 included $7,093,000 related to trademarks.

           The difference between the Company's effective income tax rate and the statutory U. S. Federal income tax rate is reconciled as follows:

                                                   1996     1995      1994

           Statutory U.S. Federal rate            35.0%     35.0%     35.0%
           State income taxes                      3.5       2.9       2.7
           Other                                    .5        .5        .1

           Effective tax rate                     39.0%     38.4%     37.8%


   9.  RETIREMENT PLANS

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

           The following table sets forth the defined benefit pension plan's funded status and amounts recognized in the Company's balance sheets (in thousands):

                                                            December 31,
                                                          1996       1995
       Actuarial present value of accumulated
           benefit obligations, including
           vested benefits of $3,991 in 1996
           and $2,850 in 1995                           $(4,273)    $(3,325)

       Actuarial present value of projected
           benefit obligations for service
           rendered to date                             $(6,589)    $(5,053)

       Plan assets at fair value, primarily
           listed stocks and U.S. bonds                   6,590       5,695

       Plan assets over projected
           benefit obligation                                 1         642

       Unrecognized net loss from experience
        different from that assumed                       2,147       1,357

       Unrecognized net assets at January 1,
           1996 and 1995 being recognized
           over 15.53 years                                 (75)        (91)

       Unrecognized prior service cost                      123         133

       Prepaid pension cost                             $ 2,196     $ 2,041


               The net expense for the defined benefit pension plan for 1996, 1995 and 1994 included the following (in thousands):

                                                  1996       1995       1994

         Service cost                           $  392      $  274     $  319
         Interest cost                             419         349        375
         Return on plan assets                    (639)       (757)        (2)
         Net amortization and deferral             131         616       (633)

                                                $  303      $  482     $   59


           The weighted average discount rate and rate of increase in future compensation levels used in determining the 1996 and 1995 actuarial present values of projected benefit obligations were 7.25% and 5%, respectively. The expected long-term rate of return on assets was 10%.

           The Company also has an unfunded supplemental retirement plan for certain of its executive officers, to provide benefits in excess of amounts permitted to be paid by its defined benefit pension plan under current tax law. In addition, supplemental retirement provisions are included in the employment agreement of the Company's President and Chief Executive Officer and were included in the former Chief Executive Officer's employment agreement. During 1994, the Company determined that expenses should be recorded under these arrangements, and that the accumulated benefit obligation, which was previously unaccrued, should be reflected as a liability in the consolidated balance sheets until paid. As a result, expenses for 1994 included supplemental retirement charges of $2,548,000. Expenses in 1996 and 1995 included supplemental retirement charges of $313,000 and $199,000, respectively. At December 31, 1996, the projected benefit obligation, computed using the same discount rate and compensation assumptions as for the defined benefit pension plan, was $1,963,000. The accumulated benefit obligation, which was reflected as a noncurrent liability at December 31, 1996, totaled $1,537,000.

           The Company maintains employee savings plans under Section 401(k) of the Internal Revenue Code, covering substantially all of its employees. 401(k) plan contributions made by the Company are based on a specified percentage of employee contributions. Expenses recorded for the Company's contributions totaled $194,000 in 1996, $62,000 in 1995 and $39,000 in
   1994.

   10.  STOCKHOLDERS' EQUITY

           The Company is authorized to issue 50,000,000 shares of $.10 par value common stock. In addition, 2,500,000 shares of $.10 par value preferred stock are authorized, none of which were outstanding at December 31, 1996 or 1995.

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

            In 1996 and 1995, shares of the Company's common stock were repurchased and retired under plans approved by the Board of Directors. The latest plans, approved in 1995, authorized the repurchase of 2,500,000 shares in market and other transactions. As of December 31, 1996, approximately 1,365,000 shares had been repurchased under these plans.

   11.  STOCK OPTIONS AND INCENTIVE PLAN

           The Company's 1989 stock incentive plan ("1989 Plan") provides for the grant of options to purchase shares of the Company's common stock to officers and other key employees upon terms and conditions determined by a committee of the Board of Directors. Options typically are granted at the fair market value of the stock on the date of grant, vest ratably over a three-year period and expire in ten years. The committee may also grant stock appreciation rights, either singly or in tandem with stock options, which entitle the holder to benefit from market appreciation in the Company's common stock without requiring any payment on the part of the holder.

           The 1989 Plan also authorizes the committee to grant performance awards and restricted stock awards to officers and other key employees. Additionally, the 1989 Plan provides for the annual grant of restricted stock with a market value of $5,000 to each non-employee director of the Company. Each of these shares of restricted stock is accompanied by four options, which are only exercisable under certain conditions and the exercise of which results in the forfeiture of the associated share of restricted stock. The options expire in one-third increments as the associated restricted stock vests. Such tandem options are not included in the totals shown below for outstanding options. At December 31, 1996, 2,295,000 shares were available for future option and restricted stock grants under the 1989 Plan.

           A summary of stock option activity during 1994, 1995 and 1996 is shown below:

                                                                    Weighted
                                                                     Average
                                           Option   Option Price    Exercise
                                           Shares      Range          Price


   Outstanding at January 1, 1994
     (267,759 exercisable)                 457,243  $ 1.48 - $12.13   $ 6.71
       Granted in 1994                         -           -             -
       Exercised in 1994                    15,874    5.03 -   6.55     5.59
       Forfeited in 1994                     2,829    6.55 -  12.13    10.07
   Outstanding at December 31, 1994
     (330,360 exercisable)                 438,540  $ 1.48 - $12.13   $ 6.73
       Granted in 1995                     119,325             9.69     9.69
       Exercised in 1995                    37,918    1.48 -   8.00     3.10
       Forfeited in 1995                     6,604    9.69 -  12.13    11.22
   Outstanding at December 31, 1995
     (332,099 exercisable)                 513,343  $ 1.48 - $12.13   $ 7.62
       Granted in 1996                      72,731    6.38 -   8.88     8.47
       Exercised in 1996                    58,038    1.48 -   6.55     2.35
       Forfeited in 1996                    14,396    9.69 -  12.13    10.17
   Outstanding at December 31, 1996
     (331,784 exercisable)                 513,640  $ 5.03 - $12.13   $ 8.27


           Additional information regarding stock options outstanding at December 31, 1996 is shown below:

                              Outstanding Options         Exercisable Options
                                  Weighted    Weighted               Weighted
                                   Average     Average                Average
                         Option    Exercise   Remaining   Option     Exercise
   Option Price Range    Shares     Price       Term      Shares       Price

   $5.03  - $7.50        239,275    $ 5.97    4.0 yrs.   236,154      $ 5.96

   $7.51  - $10.00       174,923      9.24    8.9 yrs.    24,317        9.69

   $10.01 - $12.13        99,442     12.09    6.6 yrs.    71,313       12.08

                         513,640                         331,784

           The option shares listed for the three-year period ended December 31, 1996 include any with stock appreciation rights (SAR's). No SAR's were granted during this three-year period. 63,280 SAR's were outstanding at January 1, 1994, each with an exercise price of $1.71 per share.
   25,000 SAR's were exercised in 1995 and 38,280 were exercised in 1996. No stock appreciation rights were outstanding as of December 31, 1996. Amounts included in the statements of income relating to stock appreciation rights included credits of $30,000 in 1996 and $198,000 in 1994 and a charge of $23,000 in 1995.

           The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation has been recognized for the stock options granted in 1995 or 1996. Using fair value assumptions specified in SFAS No. 123, the weighted average per share value of options granted during 1996 and 1995 was $3.29 and $3.66, respectively. Had compensation cost for such option grants been determined using such assumptions, the Company's net income on a pro forma basis would have been $15,405,000 in 1996 and $15,238,000 in 1995, compared to reported net income of $15,499,000 in 1996 and $15,249,000 in 1995. Earnings per share on a pro forma basis would have been the same as the reported amounts in both 1996 and 1995.

           The fair value of each option granted in 1995 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of 0%; expected volatility of 30%; expected lives of 5 years and risk-free interest rates equal to zero-coupon governmental issues.

   12.  FINANCIAL GUARANTEES AND CREDIT RISK

           The Company's Big O Tires, Inc. subsidiary has provided certain financial guarantees associated with real estate leases and financing of its franchisees. Although the guarantees were issued in the normal course of business to meet the financing needs of its franchisees, they represent credit risk in excess of the amounts reported on the balance sheet as of December 31, 1996. The contractual amounts of the guarantees, which represent the Company's maximum exposure to credit loss in the event of non-performance by the franchisees, totaled $10,864,000 as of December 31, 1996, including $5,145,000 related to franchisee financing and $5,719,000 related to real estate leases. In addition, Big O is the guarantor of the mortgage loan on a formerly-owned building. At December 31, 1996, the exposure to credit loss on such mortgage loan totaled $2,688,000.

           Most of the above franchisee financing and lease guarantees extend for more than five years and expire in decreasing amounts through 2016. The credit risk associated with these guarantees is essentially the same as that involved in extending loans to the franchisees. Big O evaluates each franchisee's creditworthiness and requires that sufficient collateral (primarily inventories and equipment) and security interests be obtained by the third party lenders or lessors, before the guarantees are issued. There are no cash requirements associated with the guarantees, except in the event that an actual financial loss is subsequently incurred due to non-performance by the franchisees.

   13.  LEGAL PROCEEDINGS

           The Company is involved in various legal proceedings which are routine to the conduct of its business. The Company does not believe that any pending litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

   14.  ANNOUNCED REFOCUS OF OPERATIONS ON REPLACEMENT TIRE BUSINESS

           In December 1996, the Company announced its decision to refocus operations on the replacement tire business and discontinue the marketing of certain non-tire products such as batteries, wheels, ride-control products and filters to independent distributors. The announced changes included the sale of certain assets of the Company's battery distribution subsidiary, which was completed in December 1996. The remainder of the marketing and operational changes are expected to be completed by the end of the first quarter of 1997. There will be no impact on the products marketed through the Company's Big O Tires subsidiary.

             A total of $2.4 million in pre-tax charges was recorded in the fourth quarter of 1996 related to these decisions. Included were charges of $1.2 million to cost of goods sold associated with inventory write-downs, $700,000 in selling and administrative expenses and $460,000 in other expenses.


   SUPPLEMENTARY DATA:

   QUARTERLY FINANCIAL INFORMATION

           Unaudited quarterly results for 1996 and 1995 are summarized as follows:
                 (In thousands, except per share amounts)

                                First       Second      Third      Fourth
                                Quarter    Quarter     Quarter     Quarter
   1996

   Net sales                   $124,005   $137,561    $177,338    $165,681
   Cost of sales                110,065    123,854     153,875     140,816
   Net income                     3,389      3,227       4,730       4,153
   Earnings per share          $    .14   $    .14    $    .20    $    .17

   1995

   Net sales                   $133,050   $135,087    $150,410    $129,238
   Cost of sales                118,432    120,270     135,253     114,762
   Net income                     4,276      4,035       3,870       3,068
   Earnings per share          $    .17   $    .16    $    .16    $    .13

   Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE


               None.



                                    PART III


   Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               Except for information concerning executive officers of the Company which is set forth in Part I of this Report, the information required by this Item 10 is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 23, 1997, and is incorporated herein by this reference.


   Item 11.    EXECUTIVE COMPENSATION

               The information required by this Item 11 is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 23, 1997, and, with the exception of the information disclosed in the Proxy Statement pursuant to Item 402(k) or 402(l) of Regulation S-K, is incorporated herein by this reference.


   Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

           The information required by this Item 12 is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 23, 1997, and is incorporated herein by this reference.



   Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by this Item 13 is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 23, 1997, and is incorporated herein by this reference.

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

                  The following items, including consolidated financial statements of the Company, are set forth at Item 8 of this
                  Report:

                  Report of Independent Certified Public Accountants

                       Consolidated Balance Sheets - December 31, 1996, and
                       1995

                       Consolidated Statements of Income - Years ended December 31, 1996, 1995, and 1994

                       Consolidated Statements of Stockholders' Equity - Years ended December 31, 1996, 1995 and 1994


                       Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995, and 1994

                       Notes to Consolidated Financial Statements

                  (a)  (2)  FINANCIAL STATEMENT SCHEDULES

                       Report of Independent Certified Public Accountants (at p. 35 of this Report)

                       Schedule VIII -   Valuation and qualifying accounts
                                         (at p. 36 of this Report)

                       All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consoli-dated financial statements or notes thereto.

                  (a)  (3)  EXHIBITS


                  See INDEX to EXHIBITS included at p. 37 of this Report

                  (b)  REPORTS ON FORM 8-K

                  The Company did not file any Reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TBC Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Memphis, Tennessee, on this 14th day of February, 1997.

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


            Name                        Title                   Date



   /s/ LOUIS S. DiPASQUA               President, Chief       February 14, 1997
   Louis S. DiPasqua                   Executive Officer
                                       and Director

   /s/ RONALD E. McCOLLOUGH            Senior Vice President  February 14, 1997
   Ronald E. McCollough                Operations and
                                       Treasurer (principal
                                       accounting and
                                       financial officer)





   * MARVIN E. BRUCE                   Chairman of the Board  February 14, 1997
   Marvin E. Bruce                     of Directors



   * ROBERT E. CARROLL, JR.            Director               February 14, 1997
   Robert E. Carroll, Jr.



   * ROBERT H. DUNLAP                  Director               February 14, 1997
   Robert H. Dunlap

   * STANLEY A. FREEDMAN               Director               February 14, 1997
   Stanley A. Freedman



   * DWAIN W. HIGGINBOTHAM             Director               February 14, 1997
   Dwain W. Higginbotham




   * CHARLES A. LEDSINGER, JR.         Director               February 14, 1997
   Charles A. Ledsinger, Jr.



   * RICHARD A. McSTAY                 Director               February 14, 1997
   Richard A. McStay



   * ROBERT M. O'HARA                  Director               February 14, 1997
   Robert M. O'Hara



   * ROBERT R. SCHOEBERL               Director               February 14, 1997
   Robert R. Schoeberl



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




   Memphis, Tennessee
   January 30, 1997

                                 TBC CORPORATION

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                 (In thousands)




                                       Additions
                                   Charged   Charged
                                  to Costs     to
                        Balance     and       Other                  Balance
                       January 1, Expenses  Accounts  Deductions   December 31,
      1996

   Warranty
      reserve......    $ 1,002     4,159    5,613 (1)     4,099 (2)     $6,675

   Allowance for
      doubtful
      accounts.....      8,014     1,640    1,954 (1)     2,729 (3)      8,879



      1995

   Warranty
      reserve......        975     1,591      -           1,564 (2)      1,002

   Allowance for
      doubtful
      accounts.....      7,069     1,546      123           724 (3)      8,014



      1994

   Warranty
      reserve......        861     1,643      -           1,529 (2)        975

   Allowance for
      doubtful
      accounts.....      7,828     1,320      -           2,079 (3)      7,069



   (1) Includes amounts for Big O Tires, Inc. as of the July 10, 1996 acquisition date.

   (2) Amounts added during current year and payable at year end less amount payable at beginning of year.

   (3)     Accounts written off during year.

                                INDEX TO EXHIBITS



                                                                     Located at
                                                                       Manually
                                                                   Numbered Page

    (2) PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION:

     2.1           Agreement and Plan of Merger, dated as of April 30,
                   1996, by and among TBC Corporation, TBCO
                   Acquisition, Inc. and Big O Tires, Inc., was filed
                   as Exhibit 2.1 to the TBC Corporation Current
                   Report on Form 8-K, dated April 30, 1996 ...........    *


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

     3.3           By-Laws of TBC Corporation as amended through
                   July 25, 1996, were filed as Exhibit 3.1 to the
                   TBC Corporation Quarterly Report on Form 10-Q
                   for the quarter ended September 30, 1996 ...........    *


    (4)            INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
                   INCLUDING INDENTURES:

     4.1 $30,000,000 Long Term Credit Agreement, dated as of September 25, 1996, among TBC Corporation, the lending institutions party thereto, First Tennessee
                   Bank National Association as Administrative Agent,
                   and NBD Bank as Co-Agent, including as Exhibit A
                   the form of Note, dated September 25, 1996, issued
                   by TBC Corporation to each lender pursuant thereto,
                   and including as Exhibit F the form of Continuing Guaranty executed by certain subsidiaries of TBC Corporation in connection therewith, was filed as
                   Exhibit 4.1 to the TBC Corporation Quarterly
                   Report on Form 10-Q for the quarter ended
                   September 30, 1996 .................................    *

     4.2           $48,500,000 Short Term Credit Agreement, dated as
                   of September 25, 1996, among TBC Corporation, the
                   lending institutions party thereto, First Tennessee
                   Bank National Association as Administrative Agent,
                   and NBD Bank as Co-Agent, including as Exhibit A-1
                   the form of Revolving Note, dated September 25,
                   1996, issued by TBC Corporation to each lender
                   pursuant thereto, including as Exhibit A-2 the
                   form of Swing Line Note, dated September 25, 1996,
                   issued by TBC Corporation to First Tennessee Bank National Association pursuant thereto, and including as Exhibit F the form of Continuing
                   Guaranty executed by certain subsidiaries of TBC Corporation in connection therewith, was filed as
                   Exhibit 4.2 to the TBC Corporation Quarterly
                   Report on Form 10-Q for the quarter ended
                   September 30, 1996..................................    *

     4.3           Note Purchase and Private Shelf Agreement, dated
                   July 10, 1996, between TBC Corporation and The
                   Prudential Insurance Company of America, was filed
                   as Exhibit 4.1 to the TBC Corporation Current
                   Report on Form 8-K, dated July 10, 1996 ............    *

     4.4           Series A, Series B, and Series C Senior Notes,
                   dated July 10, 1996, issued by TBC Corporation
                   pursuant to the Note Purchase Agreement
                   referenced in item 4.3 above, were filed as
                   Exhibit 4.2 to the TBC Corporation Current Report
                   on Form 8-K, dated July 10, 1996 ...................    *

     4.5           Amendment No. 1, dated September 20, 1996, to the
                   Note Purchase Agreement referenced in item 4.3
                   above, including form of Continuing Guaranty
                   executed by certain subsidiaries of TBC Corporation
                   in connection therewith, was filed as Exhibit 4.5
                   to the TBC Corporation Quarterly Report on Form
                   10-Q for the quarter ended September 30, 1996 ......    *

     4.6           Other long-term debt instruments ...................    #


   (10)            MATERIAL CONTRACTS:

                   Management Contracts and Compensatory Plans or Arrangements

    10.1           Executive Employment Agreement between the Company
                   and Mr. Louis S. DiPasqua, amended and restated
                   as of January 31, 1995, was filed as Exhibit 10.1
                   to the TBC Corporation Quarterly Report on Form
                   10-Q for the quarter ended March 31, 1995 ..........    *

    10.2           Executive Consulting Agreement between the Company
                   and Mr. Marvin E. Bruce dated January 1, 1995, was
                   filed as Exhibit 10.2 to the TBC Corporation
                   Quarterly Report on Form 10-Q for the quarter
                   ended March 31, 1995  ..............................    *

    10.3           Louis S. DiPasqua Trust Agreement dated as of
                   October 22, 1992 between the Company and First
                   Tennessee Bank National Association was filed as
                   Exhibit 10.6 to the TBC Corporation Annual Report
                   on Form 10-K for the year ended December 31, 1992 ..    *

    10.4           Amendment, dated July 1, 1996, to Executive
                   Employment Agreement between the Company and
                   Mr. Louis S. DiPasqua ..............................    44

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

    10.7           Resolution adopted by the Compensation Committee
                   of the TBC Corporation Board of Directors,
                   September 26, 1996, relating to interest payable
                   on deferred compensation of officers and directors
                   of TBC Corporation, was filed as Exhibit 10.3 to
                   the TBC Corporation Quarterly Report on Form 10-Q
                   for the quarter ended September 30, 1996............    *

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

    10.9 Agreement to Extend Executive Employment Agreement, between the Company and Mr. Kenneth P. Dick dated
                   October 31, 1994, was filed as Exhibit 10.9 to the
                   TBC Corporation Annual Report on Form 10-K for the
                   year ended December 31, 1994 .......................    *

    10.10          Amendment, dated July 1, 1996, to Executive
                   Employment Agreement between the Company and
                   Mr. Kenneth P. Dick ................................    45

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

    10.12 Agreement to Extend Executive Employment Agreement, between the Company and Mr. Bob M. Hubbard dated
                   October 31, 1994, was filed as Exhibit 10.11 to the
                   TBC Corporation Annual Report on Form 10-K for the
                   year ended December 31, 1994 .......................    *

    10.13          Amendment, dated July 1, 1996, to Executive
                   Employment Agreement between the Company and
                   Mr. Bob M. Hubbard .................................    46

    10.14          Executive Employment Agreement dated as of
                   November 1, 1988 between the Company and Mr.
                   Ronald E. McCollough, including Trust Agreement
                   as Exhibit A thereto, as extended as of November 1,
                   1991 and as amended as of July 1, 1992, was
                   filed as Exhibit 10.12 to the TBC Corporation
                   Annual Report on Form 10-K for the year ended
                   December 31, 1992 ..................................    *

    10.15 Agreement to Extend Executive Employment Agreement, between the Company and Mr. Ronald E. McCollough dated October 31, 1994, was filed as Exhibit 10.13
                   to the TBC Corporation Annual Report on Form 10-K
                   for the year ended December 31, 1994 ...............    *

    10.16          Amendment, dated July 1, 1996, to Executive
                   Employment Agreement between the Company and
                   Mr. Ronald E. McCollough ...........................    47

    10.17          Executive Employment Agreement dated as of June 1,
                   1996 between TBC Corporation and Barry D. Robbins,
                   was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter
                   ended June 30, 1996 ................................    *

    10.18          Amendment, dated July 1, 1996, to Executive
                   Employment Agreement between the Company and
                   Mr. Barry D. Robbins ...............................    48

    10.19          TBC Corporation 1995 Management Incentive
                   Compensation Plan, effective for the calendar year
                   1995 and thereafter, was filed as Exhibit 10.1 to
                   the TBC Corporation Quarterly Report on Form 10-Q
                   for the quarter ended June 30, 1995 ................    *

    10.20          Amendment dated July 20, 1995 to the TBC Corporation
                   1995 Management Incentive Compensation Plan was
                   filed as Exhibit 10.14 to the TBC Corporation
                   Annual Report on Form 10-K for the year ended
                   December 31, 1995 ..................................    *

    10.21          1996 Amendment and Restatement of the TBC
                   Corporation Executive Supplemental Retirement Plan,
                   as amended through October 24, 1996, was filed as
                   Exhibit 10.2 to the TBC Corporation Quarterly
                   Report on Form 10-Q for the quarter ended September
                   30, 1996 ...........................................    *

                   Other Material Contracts

    10.22          Lease Agreement, dated February 25, 1980, between
                   TBC Corporation and Vantage-Memphis, Inc. was
                   filed as Exhibit 10.2 to TBC Corporation Registra-
                   tion Statement on Form S-1 (Reg. No. 2-83216) ......    *

    10.23          Modification and Ratification of Lease, dated
                   April 16, 1991, between TBC Corporation and
                   Vantage-Memphis, Inc. was filed as Exhibit 10.11
                   to the TBC Corporation Annual Report on Form 10-K
                   for the year ended December 31, 1991 ...............    *

    10.24          Lease Agreement, dated September 23, 1992, between
                   TBC Corporation and Weston Management Company
                   (for Weston Building #105) was filed as Exhibit
                   10.18 to the TBC Corporation Annual Report on
                   Form 10-K for the year ended December 31, 1992 .....    *

    10.25          Lease Agreement, dated September 23, 1992, between
                   TBC Corporation and Weston Management Company
                   (for Weston Building #108) was filed as Exhibit
                   10.19 to the TBC Corporation Annual Report on
                   Form 10-K for the year ended December 31, 1992 .....    *

    10.26          Form of TBC Corporation's standard Distributor
                   Agreement was filed as Exhibit 10.1 to the TBC
                   Corporation Quarterly Report on Form 10-Q for the
                   quarter ended June 30, 1994 ........................    *

    10.27          Form of Franchise Agreement in use by Big O Tires,
                   Inc. was filed as Exhibit 10.1 to the TBC
                   Corporation Quarterly Report on Form 10-Q for the
                   quarter ended September 30, 1996 ...................    *

    10.28          Agreement, dated October 1, 1977, between TBC
                   Corporation and The Kelly-Springfield Tire
                   Company, including letter dated June 30, 1978,
                   was filed as Exhibit 10.6 to TBC Corporation
                   Registration Statement on Form S-1
                   (Reg. No. 2-83216) .................................    *

    10.29 Ten-Year Commitment Agreement, dated March 21, 1994, between the Company and The Kelly-Springfield Tire Company, was filed as Exhibit 10.2 to the TBC
                   Corporation Quarterly Report on Form 10-Q for the
                   quarter ended March 31, 1994 .......................    *

    10.30          Agreement, effective January 1, 1994, signed
                   April 25, 1994, between the Company and Cooper
                   Tire & Rubber Company, was filed as Exhibit 10.2 to
                   the TBC Corporation Quarterly Report on Form 10-Q
                   for the quarter ended June 30, 1994 ................    *

   (21)            SUBSIDIARIES OF THE COMPANY:

    21.1           List of the names and jurisdictions of
                   incorporation of the subsidiaries of the Company ...    49

   (23)            CONSENTS OF EXPERTS AND COUNSEL:

    23.1 Consent of Coopers & Lybrand L.L.P., Independent Certified Public Accountants, to incorporation by reference of their report dated January 30, 1997 in Post-Effective Amendment No. 1 to Registration Statement on Form S-8 for the Company's 1983 Stock
                   Option Plan (Reg. No. 2-97888) and Registration
                   Statement on Form S-8 for the Company's 1989 Stock
                   Incentive Plan (Reg. No. 33-43166) .................   50

   (24)            POWER OF ATTORNEY:

    24.1           Power of attorney of each person who signed this
                   Annual Report on Form 10-K on behalf of another
                   pursuant to a power of attorney ....................   51

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

                                 TBC CORPORATION




                                    EXHIBITS

                                       TO

                                    FORM 10-K

                               FOR THE YEAR ENDED
                                DECEMBER 31, 1996

                                                                  EXHIBIT 10.4


             AMENDMENT TO EXECUTIVE EMPLOYMENT AGREEMENT (the "Agreement") dated February 18, 1991, between TBC CORPORATION (the "Company") and LOUIS
    S. DIPASQUA (the "Executive"), last amended effective January 31, 1995, as of July 1, 1996.

             The Company and the Executive agree that, due to the discontinuance in 1996 of the Standard & Poor's "composite bond yield", Paragraph C of Section 4 of the Agreement shall, from the time of such discontinuance, provide as follows and not as heretofore, namely:

                  "C.  The Company shall establish and maintain a
             deferred compensation account on its books in the name of the Executive in which shall be recorded the amount of the Executive's deferred compensation. The Company shall credit to the deferred compensation account, on a daily basis, interest on the amount then credited to such account (including all previous credits to such account by operation of this paragraph C) computed at an annual rate which is equal to the average yield for BBB Industrial Bonds, as published in the Standard & Poor's Corporate and Government Bond Yield Index (or such similar index as the Compensation Committee of the Board of Directors of the Company shall select) for the month last preceding the beginning of such calendar quarter."

             In all other respects, the terms of the Agreement shall continue in effect as heretofore.

             IN WITNESS WHEREOF, the parties have hereunto set their hands.

                                   TBC CORPORATION



                                   By /s/Marvin E. Bruce
                                      Marvin E. Bruce
                                      Chairman of the Board



                                   /s/Louis S. DiPasqua
                                   LOUIS S. DIPASQUA (the Executive)

                                                                 EXHIBIT 10.10

             AMENDMENT TO EXECUTIVE EMPLOYMENT AGREEMENT (the "Agreement") dated November 1, 1988, between TBC CORPORATION (the "Company") and KENNETH P. DICK (the "Executive"), last amended as of October 31, 1994, as of July 1, 1996.

             The Company and the Executive agree that, due to the discontinuance in 1996 of the Standard & Poor's "composite bond yield", Paragraph C of Section 4 of the Agreement shall, from the time of such discontinuance, provide as follows and not as heretofore, namely:

                   "C.  The Company shall establish and maintain a
             deferred compensation account on its books in the name of the Executive in which shall be recorded the amount of the Executive's deferred compensation. The Company shall credit to the deferred compensation account, on a daily basis, interest on the amount then credited to such account (including all previous credits to such account by operation of this paragraph C) computed at an annual rate which is equal to the average yield for BBB Industrial Bonds, as published in the Standard & Poor's Corporate and Government Bond Yield Index (or such similar index as the Compensation Committee of the Board of Directors of the Company shall select) for the month last preceding the beginning of such calendar quarter."

             In all other respects, the terms of the Agreement shall continue in effect as heretofore.

             IN WITNESS WHEREOF, the parties have hereunto set their hands.

                                   TBC CORPORATION



                                   By /s/Louis S. DiPasqua
                                      Louis S. DiPasqua, President and
                                      Chief Executive Officer



                                   /s/Kenneth P. Dick
                                   KENNETH P. DICK (the Executive)

                                                                 EXHIBIT 10.13

             AMENDMENT TO EXECUTIVE EMPLOYMENT AGREEMENT (the "Agreement") dated November 1, 1988, between TBC CORPORATION (the "Company") and BOB M. HUBBARD (the "Executive"), last amended as of October 31, 1994, as of July 1, 1996.

             The Company and the Executive agree that, due to the discontinuance in 1996 of the Standard & Poor's "composite bond yield", Paragraph C of Section 4 of the Agreement shall, from the time of such discontinuance, provide as follows and not as heretofore, namely:

                   "C.  The Company shall establish and maintain a
             deferred compensation account on its books in the name of the Executive in which shall be recorded the amount of the Executive's deferred compensation. The Company shall credit to the deferred compensation account, on a daily basis, interest on the amount then credited to such account (including all previous credits to such account by operation of this paragraph C) computed at an annual rate which is equal to the average yield for BBB Industrial Bonds, as published in the Standard & Poor's Corporate and Government Bond Yield Index (or such similar index as the Compensation Committee of the Board of Directors of the Company shall select) for the month last preceding the beginning of such calendar quarter."

             In all other respects, the terms of the Agreement shall continue in effect as heretofore.

             IN WITNESS WHEREOF, the parties have hereunto set their hands.

                                   TBC CORPORATION



                                   By /s/Louis S. DiPasqua
                                      Louis S. DiPasqua, President and
                                      Chief Executive Officer



                                   /s/Bob M. Hubbard
                                   BOB M. HUBBARD (the Executive)

                                                                 EXHIBIT 10.16

             AMENDMENT TO EXECUTIVE EMPLOYMENT AGREEMENT (the "Agreement") dated November 1, 1988, between TBC CORPORATION (the "Company") and RONALD
   E. McCOLLOUGH (the "Executive"), last amended as of October 31, 1994, as of July 1, 1996.

             The Company and the Executive agree that, due to the discontinuance in 1996 of the Standard & Poor's "composite bond yield", Paragraph C of Section 4 of the Agreement shall, from the time of such discontinuance, provide as follows and not as heretofore, namely:

                   "C.  The Company shall establish and maintain a
             deferred compensation account on its books in the name of the Executive in which shall be recorded the amount of the Executive's deferred compensation. The Company shall credit to the deferred compensation account, on a daily basis, interest on the amount then credited to such account (including all previous credits to such account by operation of this paragraph C) computed at an annual rate which is equal to the average yield for BBB Industrial Bonds, as published in the Standard & Poor's Corporate and Government Bond Yield Index (or such similar index as the Compensation Committee of the Board of Directors of the Company shall select) for the month last preceding the beginning of such calendar quarter."

             In all other respects, the terms of the Agreement shall continue in effect as heretofore.

             IN WITNESS WHEREOF, the parties have hereunto set their hands.

                                   TBC CORPORATION



                                   By /s/Louis S. DiPasqua
                                      Louis S. DiPasqua, President and
                                      Chief Executive Officer



                                   /s/Ronald E. McCollough
                                   RONALD E. McCOLLOUGH
                                   (the Executive)

                                                                 EXHIBIT 10.18

             AMENDMENT TO EXECUTIVE EMPLOYMENT AGREEMENT (the "Agreement") dated June 1, 1996, between TBC CORPORATION (the "Company") and BARRY D. ROBBINS (the "Executive"), as of July 1, 1996.

             The Company and the Executive agree that, due to the discontinuance in 1996 of the Standard & Poor's "composite bond yield", Paragraph C of Section 4 of the Agreement shall, from the time of such discontinuance, provide as follows and not as heretofore, namely:

                   "C.  The Company shall establish and maintain a
             deferred compensation account on its books in the name of the Executive in which shall be recorded the amount of the Executive's deferred compensation. The Company shall credit to the deferred compensation account, on a daily basis, interest on the amount then credited to such account (including all previous credits to such account by operation of this paragraph C) computed at an annual rate which is equal to the average yield for BBB Industrial Bonds, as published in the Standard & Poor's Corporate and Government Bond Yield Index (or such similar index as the Compensation Committee of the Board of Directors of the Company shall select) for the month last preceding the beginning of such calendar quarter."

             In all other respects, the terms of the Agreement shall continue in effect as heretofore.

             IN WITNESS WHEREOF, the parties have hereunto set their hands.

                                   TBC CORPORATION



                                   By /s/Louis S. DiPasqua
                                      Louis S. DiPasqua, President and
                                      Chief Executive Officer



                                   /s/Barry D. Robbins
                                   BARRY D. ROBBINS (the Executive)

                                                                  EXHIBIT 21.1


                                  SUBSIDIARIES
                                       OF
                                 TBC CORPORATION


             TBC Corporation has five subsidiaries, each of which is wholly-owned by TBC Corporation. The subsidiaries and their states of incorporation are as follows:


                Name of Subsidiary          State of Incorporation


               Big O Tires, Inc.                    Nevada

               TBC Properties, Inc.                 Delaware

               Northern States Tire, Inc.           Delaware

               TBC International, Inc.              Delaware

               TBC Sales, Inc.                      Delaware



             In addition, TBC Corporation has other subsidiaries which it owns indirectly through the above-named subsidiaries. Such indirectly-owned subsidiaries are not named because they would not, if considered in the aggregate as one subsidiary, constitute a "significant subsidiary," as defined in Rule 1.02(w) of Regulation S-X.

                                                     EXHIBIT 23.1




                       CONSENT OF INDEPENDENT ACCOUNTANTS


             We consent to the incorporation by reference in the amended Form S-8 registration statement for TBC Corporation's 1983 Stock Option Plan and the Form S-8 registration statement for TBC Corporation's 1989 Stock Incentive Plan of our reports dated January 30, 1997, on our audits of the consolidated financial statements and financial statement schedule of TBC Corporation and Subsidiaries as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994, which reports are included in this Annual Report on Form 10-K.

                                           COOPERS & LYBRAND L.L.P.




   Memphis, Tennessee
   February 14, 1997

                                                                  EXHIBIT 24.1



                                 TBC CORPORATION


                            LIMITED POWER OF ATTORNEY


             WHEREAS, TBC Corporation (the "Company") intends to file with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1996;

             NOW, THEREFORE, the undersigned, in his capacity as a director of the Company, hereby appoints Louis S. DiPasqua and/or Ronald E. McCollough, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to execute in his name, place and stead, the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (including any amendment to such report), and any and all other instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Either of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in the aforesaid capacity, every act whatsoever necessary or desirable to be done, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of either of said attorneys.

             IN WITNESS WHEREOF, the undersigned has executed this instrument this 12th day of February, 1997.



                                         /s/ Marvin E. Bruce
                                         Marvin E. Bruce

                                 TBC CORPORATION

                            LIMITED POWER OF ATTORNEY


             WHEREAS, TBC Corporation (the "Company") intends to file with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1996;

             NOW, THEREFORE, the undersigned, in his capacity as a director of the Company, hereby appoints Louis S. DiPasqua and/or Ronald E. McCollough, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to execute in his name, place and stead, the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (including any amendment to such report), and any and all other instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Either of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in the aforesaid capacity, every act whatsoever necessary or desirable to be done, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of either of said attorneys.

             IN WITNESS WHEREOF, the undersigned has executed this instrument this 12th day of February, 1997.



                                         /s/ Robert E. Carroll, Jr.
                                         Robert E. Carroll, Jr.

                                TBC CORPORATION

                            LIMITED POWER OF ATTORNEY


             WHEREAS, TBC Corporation (the "Company") intends to file with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1996;

             NOW, THEREFORE, the undersigned, in his capacity as a director of the Company, hereby appoints Louis S. DiPasqua and/or Ronald E. McCollough, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to execute in his name, place and stead, the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (including any amendment to such report), and any and all other instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Either of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in the aforesaid capacity, every act whatsoever necessary or desirable to be done, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of either of said attorneys.

             IN WITNESS WHEREOF, the undersigned has executed this instrument this 13th day of February, 1997.



                                         /s/ Robert H. Dunlap
                                         Robert H. Dunlap

                                 TBC CORPORATION

                            LIMITED POWER OF ATTORNEY


             WHEREAS, TBC Corporation (the "Company") intends to file with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1996;

             NOW, THEREFORE, the undersigned, in his capacity as a director of the Company, hereby appoints Louis S. DiPasqua and/or Ronald E. McCollough, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to execute in his name, place and stead, the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (including any amendment to such report), and any and all other instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Either of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in the aforesaid capacity, every act whatsoever necessary or desirable to be done, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of either of said attorneys.

             IN WITNESS WHEREOF, the undersigned has executed this instrument this 12th day of February, 1997.



                                         /s/ Stanley A. Freedman
                                         Stanley A. Freedman

                                 TBC CORPORATION

                            LIMITED POWER OF ATTORNEY


             WHEREAS, TBC Corporation (the "Company") intends to file with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1996;

             NOW, THEREFORE, the undersigned, in his capacity as a director of the Company, hereby appoints Louis S. DiPasqua and/or Ronald E. McCollough, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to execute in his name, place and stead, the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (including any amendment to such report), and any and all other instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Either of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in the aforesaid capacity, every act whatsoever necessary or desirable to be done, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of either of said attorneys.

             IN WITNESS WHEREOF, the undersigned has executed this instrument this 12th day of February, 1997.



                                         /s/ Dwain W. Higginbotham
                                         Dwain W. Higginbotham

                                 TBC CORPORATION

                            LIMITED POWER OF ATTORNEY


             WHEREAS, TBC Corporation (the "Company") intends to file with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1996;

             NOW, THEREFORE, the undersigned, in his capacity as a director of the Company, hereby appoints Louis S. DiPasqua and/or Ronald E. McCollough, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to execute in his name, place and stead, the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (including any amendment to such report), and any and all other instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Either of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in the aforesaid capacity, every act whatsoever necessary or desirable to be done, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of either of said attorneys.

             IN WITNESS WHEREOF, the undersigned has executed this instrument this 13th day of February, 1997.



                                         /s/ Charles A. Ledsinger
                                         Charles A. Ledsinger

                                 TBC CORPORATION

                            LIMITED POWER OF ATTORNEY


             WHEREAS, TBC Corporation (the "Company") intends to file with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1996;

             NOW, THEREFORE, the undersigned, in his capacity as a director of the Company, hereby appoints Louis S. DiPasqua and/or Ronald E. McCollough, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to execute in his name, place and stead, the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (including any amendment to such report), and any and all other instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Either of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in the aforesaid capacity, every act whatsoever necessary or desirable to be done, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of either of said attorneys.

             IN WITNESS WHEREOF, the undersigned has executed this instrument this 12th day of February, 1997.



                                         /s/ Richard A. McStay
                                         Richard A. McStay

                                 TBC CORPORATION

                            LIMITED POWER OF ATTORNEY


             WHEREAS, TBC Corporation (the "Company") intends to file with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1996;

             NOW, THEREFORE, the undersigned, in his capacity as a director of the Company, hereby appoints Louis S. DiPasqua and/or Ronald E. McCollough, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to execute in his name, place and stead, the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (including any amendment to such report), and any and all other instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Either of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in the aforesaid capacity, every act whatsoever necessary or desirable to be done, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of either of said attorneys.

             IN WITNESS WHEREOF, the undersigned has executed this instrument this 12th day of February, 1997.



                                         /s/ Robert M. O'Hara
                                         Robert M. O'Hara

                                TBC CORPORATION

                          LIMITED POWER OF ATTORNEY


                WHEREAS, TBC Corporation (the "Company") intends to file with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1996;

             NOW, THEREFORE, the undersigned, in his capacity as a director of the Company, hereby appoints Louis S. DiPasqua and/or Ronald E. McCollough, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to execute in his name, place and stead, the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (including any amendment to such report), and any and all other instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Either of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in the aforesaid capacity, every act whatsoever necessary or desirable to be done, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of either of said attorneys.

             IN WITNESS WHEREOF, the undersigned has executed this instrument this 14th day of February, 1997.



                                         /s/ Robert R. Schoeberl
                                         Robert R. Schoeberl