Form 10-Q
period 1997-03-31
TBC CORP
filed 1997-04-22
CIK 718449

                                                                CONFORMED COPY


                    SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549

                                 FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   FOR THE QUARTER ENDED                         COMMISSION FILE NUMBER
      MARCH 31, 1997                                     0-11579


                              TBC CORPORATION
           (Exact name of registrant as specified in its charter)


               DELAWARE                                 31-0600670
   (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                Identification No.)


        4770 Hickory Hill Road
           Memphis, Tennessee                                 38141
         (Address of principal                              (Zip Code)
           executive offices)

   Registrant's telephone number, including area code:   (901) 363-8030

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

                                                     YES  X    NO


   23,544,214 Shares of Common Stock were outstanding as of March 31, 1997.


                                     1 of 11


   PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements


                                TBC CORPORATION


                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                     ASSETS

                                                    March 31,     December 31,
                                                       1997           1996
                                                   (Unaudited)
   CURRENT ASSETS

    Accounts and notes receivable, less
      allowance for doubtful accounts
      of $9,068 on March 31, 1997
      and $8,879 on December 31, 1996:
           Related parties                          $ 21,532       $ 18,362
           Other                                      67,059         67,444

           Total accounts and notes receivable        88,591         85,806


    Inventories                                       83,199         71,102
    Deferred income taxes                              6,638          6,716
    Other current assets                               7,869          8,409

         Total current assets                        186,297        172,033


   PROPERTY, PLANT AND EQUIPMENT, AT COST

    Land and improvements                              5,135          5,285
    Buildings and leasehold improvements              21,444         21,691
    Furniture and equipment                           26,963         25,929
                                                      53,542         52,905
    Less accumulated depreciation                     19,253         17,818

         Total property, plant and equipment          34,289         35,087


   TRADEMARKS, NET                                    17,675         17,787


   GOODWILL, NET                                      14,806         14,900


   OTHER ASSETS                                       14,608         14,075


   TOTAL ASSETS                                     $267,675       $253,882




           See accompanying notes to consolidated financial statements.

                                TBC CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                (In thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                    March 31,    December 31,
                                                       1997          1996
                                                   (Unaudited)
   CURRENT LIABILITIES

    Outstanding checks, net                         $  2,828       $    559

    Notes payable to banks                            32,119         21,092

    Current portion of long-term debt                  1,133          1,537

    Accounts payable, trade                           15,422         16,761

    Federal and state income taxes payable             1,375            106


    Other current liabilities                         13,390         13,998

         Total current liabilities                    66,267         54,053


   LONG-TERM DEBT, LESS CURRENT PORTION               69,501         69,550


   NONCURRENT LIABILITIES                              2,805          2,753


   DEFERRED INCOME TAXES                               7,589          7,721



   STOCKHOLDERS' EQUITY

    Common stock, $.10 par value,
       shares issued and outstanding -
       23,544 on March 31, 1997 and
       23,727 on December 31, 1996                     2,354          2,373

    Additional paid-in capital                         9,588          9,624

    Retained earnings                                109,571        107,808

         Total stockholders' equity                  121,513        119,805


   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $267,675       $253,882




           See accompanying notes to consolidated financial statements.

                                TBC CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME



                    (In thousands, except per share amounts)

                                   (Unaudited)



                                                          Three Months
                                                         Ended March 31,

                                                      1997          1996

   NET SALES*                                       $144,367      $124,005

   COSTS AND EXPENSES

    Cost of sales                                    123,071       110,065
    Distribution                                       7,083         4,677
    Selling and administrative                         8,152         3,800
    Interest expense                                   1,421           574
    Other (income) expense - net                        (695)         (577)

        Total costs and expenses                     139,032       118,539

   INCOME BEFORE INCOME TAXES                          5,335         5,466

   PROVISION FOR INCOME TAXES                          2,104         2,077

   NET INCOME                                       $  3,231      $  3,389



   Earnings per share                               $    .14      $    .14


   Weighted average number of shares
      and equivalents outstanding                     23,716        23,837








   * Including sales to related parties of $34,707 and $32,826 in the three months ended March 31, 1997 and 1996, respectively.




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

                             STOCKHOLDERS' EQUITY

                                 (In thousands)

                                   (Unaudited)




                               Common Stock      Additional
                             Number of            Paid-In    Retained
                             Shares     Amount    Capital    Earnings   Total

Three Months Ended
    March 31, 1996

BALANCE, JANUARY 1, 1996      23,784    $2,378   $ 9,543    $ 92,902  $104,823


   Net income for period                                       3,389     3,389

   Forfeiture of restricted
       stock                      (2)      -          -          -         -


BALANCE, MARCH 31, 1996       23,782    $2,378    $ 9,543   $ 96,291  $108,212




Three Months Ended
    March 31, 1997

BALANCE, JANUARY 1, 1997      23,727    $2,373    $ 9,624   $107,808  $119,805


   Net income for period                                       3,231     3,231

   Issuance of common stock
      under stock option and
      incentive plans              6       -           35       -           35

   Repurchase and retirement
      of common stock           (189)      (19)       (76)    (1,468)   (1,563)

    Tax benefit from exercise
       of stock options           -        -            5        -           5


BALANCE, MARCH 31, 1997       23,544    $2,354    $ 9,588   $109,571  $121,513





         See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)

                                                            Three Months
                                                           Ended March 31,
                                                           1997       1996
   OPERATING ACTIVITIES
    Net income                                          $  3,231   $  3,389
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation                                    1,590      1,234
           Amortization                                      242         28
           Deferred income taxes                             (54)       (66)
           Equity in earnings from joint ventures           (144)       (39)
           Changes in operating assets and liabilities:
                 Receivables                              (2,912)       647
                 Inventories                             (12,097)    (5,727)
                 Other current assets                        540       (528)
                 Other assets                               (298)         8
                 Outstanding checks, net                   2,269        144
                 Accounts payable, trade                  (1,339)     1,954
                 Federal and state income taxes
                   refundable or payable                   1,274      1,984
                 Other current liabilities                  (608)      (302)
                 Noncurrent liabilities                       52         42

                   Net cash provided by (used in)
                     operating activities                 (8,254)     2,768

   INVESTING ACTIVITIES
    Purchase of property, plant and equipment             (1,267)      (811)
    Other, net                                               475         13

                Net cash used in investing activities       (792)      (798)

   FINANCING ACTIVITIES
    Net bank borrowings (repayments) under
        short-term borrowing arrangements                 11,027     (1,911)
    Payments on long-term debt                              (453)       (59)
    Issuance of common stock under stock option and
        incentive plans                                       35        -
    Repurchase and retirement of common stock             (1,563)       -

                   Net cash provided by (used in)
                     financing activities                  9,046     (1,970)

   Increase (decrease) in Cash and Cash Equivalents          -          -

   CASH AND CASH EQUIVALENTS
    Balance - Beginning of period                            -          -

    Balance - End of period                              $   -      $   -


   Supplemental Disclosures of Cash Flow Information:
    Cash paid for - Interest                             $ 1,399    $   799
                  - Income taxes                             884        159

   Supplemental Disclosure of Non-Cash Financing
    Activity:
      Tax benefit from exercise of stock options         $     5    $   -


          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)




   1.   Financial Statement Presentation

        The consolidated balance sheet as of March 31, 1997, and the consolidated statements of income, stockholders' equity and cash flows for the three months ended March 31, 1997 and 1996, have been prepared by the Company, without audit. It is Management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1997 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report.

        Certain reclassifications have been made in the statement of income for the three months ended March 31, 1996 to conform to the current presentation, with no effect on previously reported net income.

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

        Statement of Financial Accounting Standards No. 128, "Earnings per Share", was issued in February 1997 and established new standards for computing and presenting earnings per share. The Company is required to adopt this statement beginning with the annual financial statements for the year ended December 31, 1997; however, the impact is not expected to be material.

   3.   Other Assets

          Other assets consist of the following (in thousands):

                                                   March 31,    December 31,
                                                      1997         1996

          Notes receivable                          $ 9,401       $ 9,274
          Investments in joint ventures               2,571         2,433
          Intangible assets, net of amortization        826           831
          Other                                       1,810         1,537

                                                    $14,608       $14,075

                               TBC CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   (Unaudited)



   3.   Other Assets (continued)

        The notes receivable totals include a note for $4,897,000 from a former distributor. The maker of the note was discharged in a proceeding under Chapter 11 of the Bankruptcy Code in 1991. The Company received distributions totaling $308,000 from the bankruptcy proceeding. The Company holds written guarantees of the distributor's account, absolute and continuing in form, signed by the principal former owners and officers of the distributor and their wives, upon which the Company filed suit in 1989. The defendants have pleaded various defenses based on, among other things, an alleged oral cancellation of the guarantees. The defendants have also filed a third party complaint against the Company's former chief executive officer in which they claim the right to recover against him for any liability they may have to the Company. In October 1994, the Court granted the Company's motion to exclude evidence of any oral cancellation of the guarantees. That order was reversed by the Court of Appeals on March 7, 1997, which held, in substance, among other things, that the defendants should not be barred from offering evidence to support their defenses of waiver/abandonment and estoppel, subject to the trial court's rulings on the admissibility of any evidence so offered. The Company has until May 6, 1997 to apply to the Supreme Court of Tennessee for permission to appeal that reversal. The Company believes, on the basis of applicable Tennessee law, that the defendants' defenses are invalid and that there is no merit to the third party complaint. The Company knows of no reason to believe that the defendants will be unable to pay any judgment that may be entered against them in the action.

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


   Financial Condition

        The Company's financial position and liquidity remain strong. Working capital increased from $118.0 million at December 31, 1996 to $120.0 million at March 31, 1997. Inventories increased by $12.1 million during the current quarter, in anticipation of increased seasonal sales demand. The composite total owed to banks and vendors, in the form of outstanding checks, notes payable to banks and accounts payable, increased $12.0 million from December 31, 1996 to March 31, 1997. This increase, together with cash generated from operations, enabled the Company to fund the above-noted increase in inventories, as well as normally recurring capital expenditures during the first three months of 1997.


   Results of Operations

        As a result of the Company's acquisition of Big O Tires, Inc. on July 10, 1996, there are a number of significant changes in income statement items between the three months ended March 31, 1997 and the year-earlier period.

        Net sales increased 16.4% during the first quarter compared to the year-earlier level, due principally to the addition of sales by Big O in 1997. Sales of tires accounted for approximately 93% of total sales in the first quarter of 1997 versus 86% in the first three months of 1996, as a result of the Company's decision in December 1996 to discontinue the marketing of certain non-tire products such as batteries, wheels and ride control products to TBC's independent distributors. Excluding the contribution by Big O, TBC's unit tire volume increased 7.7% compared to the prior year first quarter and the average tire sales price decreased 5.2%. The lower average sales price was principally due to the effects of industry-wide price discounting after the first quarter of 1996.

        Cost of sales as a percentage of net sales decreased from 88.8% in the first quarter of 1996 to 85.2% in the current quarter. The fluctuation was due principally to the positive effects of the Big O acquisition, including the Company's improved overall sourcing strength.

        Distribution expenses increased $2.4 million in the current quarter compared to the year-earlier level, due primarily to Big O warehousing and product delivery expenses totaling $1.9 million in the current quarter. The 1997 increase was also related to an increase in the percentage of shipments through the Company's distribution facilities rather than direct from manufacturers.

        Selling and administrative expenses increased $4.4 million from the level in the first quarter of 1996. This increase was due to expenses recorded in the current quarter of $3.8 million for Big O and $810,000 for a one-time charge associated with an early retirement program accepted by certain employees. Excluding these items, selling and administrative expenses declined 7.6% compared to the year-earlier level.

        Interest expense increased $847,000 in the current quarter compared to the first quarter of 1996. This net increase was due to the additional long-term borrowings incurred to finance the Big O acquisition, partially offset by the impact of lower average short-term bank borrowings in the current quarter.

        Net other income did not change significantly in the first three months of 1997 compared to the year-earlier level.

        The Company's effective tax rate increased from 38.0% in the first quarter of 1996 to 39.4% in the current quarter, due primarily to the impact of the Big O acquisition.

   PART II.  OTHER INFORMATION






   Item 6.   Exhibits and Reports on Form 8-K



        (a)  Exhibits -


               None


        (b) No reports on Form 8-K were filed during the three months ended March 31, 1997.

                                  SIGNATURE




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     TBC CORPORATION



   April 22, 1997                    By  /s/ Ronald E. McCollough
                                         Ronald E. McCollough
                                         Senior Vice President Operations
                                             and Treasurer
                                         (principal accounting and
                                          financial officer)