Form 10-Q
period 1997-06-30
TBC CORP
filed 1997-07-29
CIK 718449

                                                                CONFORMED COPY


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   FOR THE QUARTER ENDED                         COMMISSION FILE NUMBER
   JUNE 30, 1997                                   0-11579


                                 TBC CORPORATION
              (Exact name of registrant as specified in its charter)


               DELAWARE                                 31-0600670
   (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                Identification No.)


        4770 Hickory Hill Road
           Memphis, Tennessee                                 38141
         (Address of principal                              (Zip Code)
           executive offices)

   Registrant's telephone number, including area code:   (901) 363-8030

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

                                                     YES  X    NO


   23,462,450 Shares of Common Stock were outstanding as of June 30, 1997.


                   INDEX TO EXHIBITS at page 12 of this Report


   PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements


                                 TBC CORPORATION


                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                     ASSETS

                                                  June 30,       December 31,
                                                    1997             1996
                                                (Unaudited)
   CURRENT ASSETS

    Accounts and notes receivable, less
      allowance for doubtful accounts
      of $9,610 on June 30, 1997
      and $8,879 on December 31, 1996:
           Related parties                          $ 20,995       $ 18,362
           Other                                      71,007         67,444

           Total accounts and notes receivable        92,002         85,806


    Inventories                                       73,188         71,102
    Deferred income taxes                              6,771          6,716
    Other current assets                               7,880          8,409

         Total current assets                        179,841        172,033


   PROPERTY, PLANT AND EQUIPMENT, AT COST

    Land and improvements                              5,701          5,285
    Buildings and leasehold improvements              22,201         21,691
    Furniture and equipment                           28,727         25,929
                                                      56,629         52,905
    Less accumulated depreciation                     20,925         17,818

         Total property, plant and equipment          35,704         35,087


   TRADEMARKS, NET                                    17,562         17,787



   GOODWILL, NET                                      14,818         14,900


   OTHER ASSETS                                       12,833         14,075


   TOTAL ASSETS                                     $260,758       $253,882




          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                 (In thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                  June 30,       December 31,
                                                    1997             1996
                                                  (Unaudited)
   CURRENT LIABILITIES

    Outstanding checks, net                         $  4,721       $    559

    Notes payable to banks                            29,842         21,092

    Current portion of long-term debt                    628          1,537

    Accounts payable, trade                            6,156         16,761

    Federal and state income taxes payable               805            106


    Other current liabilities                         14,197         13,998

         Total current liabilities                    56,349         54,053


   LONG-TERM DEBT, LESS CURRENT PORTION               68,348         69,550


   NONCURRENT LIABILITIES                              2,871          2,753


   DEFERRED INCOME TAXES                               7,498          7,721



   STOCKHOLDERS' EQUITY

    Common stock, $.10 par value,
       shares issued and outstanding -

       23,462 on June 30, 1997 and
       23,727 on December 31, 1996                     2,346          2,373

    Additional paid-in capital                         9,684          9,624

    Retained earnings                                113,662        107,808

         Total stockholders' equity                  125,692        119,805


   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $260,758       $253,882




          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME


                    (In thousands, except per share amounts)

                                   (Unaudited)




                                        Three Months             Six Months
                                       Ended June 30,          Ended June 30,
                                      1997        1996        1997        1996


   NET SALES*                        $163,785    $137,561    $308,152  $261,566

   COSTS AND EXPENSES:


      Cost of sales                   139,261     123,854     262,332   233,919
      Distribution                      7,775       5,314      14,858     9,991
      Selling and administrative        8,048       3,973      16,200     7,773
      Interest expense                  1,553         545       2,974     1,119
      Other (income) expense - net       (746)     (1,330)     (1,441)   (1,907)

        Total costs and expenses      155,891     132,356     294,923   250,895


   INCOME BEFORE INCOME TAXES           7,894       5,205      13,229    10,671

   PROVISION FOR INCOME TAXES           3,110       1,978       5,214     4,055


   NET INCOME                        $  4,784    $  3,227    $  8,015  $  6,616



   Earnings per share                $    .20    $    .14    $    .34  $    .28


   Weighted average number of shares
    and equivalents outstanding        23,572      23,857      23,642    23,847






   * Including sales to related parties of $34,107 and $35,874 in the three months ended June 30, 1997 and 1996, respectively, and $68,814 and $68,700 in the six months ended June 30, 1997 and 1996, respectively.



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

                              STOCKHOLDERS' EQUITY

                                 (In thousands)

                                   (Unaudited)




                                Common Stock    Additional
                            Number of             Paid-In    Retained
                             Shares     Amount    Capital    Earnings     Total

Six Months Ended
   June 30, 1996


BALANCE, JANUARY 1, 1996      23,784    $2,378    $ 9,543   $ 92,902   $104,823

 Net income for period                                         6,616      6,616

 Issuance of common stock
    under stock option and
    incentive plans, net          14         2        100        -          102



BALANCE, JUNE 30, 1996        23,798    $2,380    $ 9,643   $ 99,518   $111,541



Six Months Ended
   June 30, 1997


BALANCE, JANUARY 1, 1997      23,727    $2,373    $ 9,624   $107,808   $119,805

 Net income for period                                         8,015      8,015

 Issuance of common stock
    under stock option and
    incentive plans               28         3        165        -          168


 Repurchase and retirement
    of common stock             (293)      (30)      (119)    (2,161)    (2,310)

 Tax benefit from exercise
    of stock options             -         -           14        -           14



BALANCE, JUNE 30, 1997        23,462    $2,346    $ 9,684   $113,662   $125,692




          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)
                                                                 Six Months
                                                               Ended June 30,
                                                              1997        1996
   OPERATING ACTIVITIES
    Net income                                              $  8,015   $  6,616
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation                                        3,287      2,611
           Amortization                                          492         55
           Deferred income taxes                                (278)      (324)
           Equity in earnings from joint ventures               (241)      (162)
           Changes in operating assets and liabilities:
                 Receivables                                  (4,802)    (5,459)
                 Inventories                                  (2,086)    (2,997)
                 Other current assets                            529       (770)
                 Other assets                                    (36)         6
                 Outstanding checks, net                       4,162     (1,711)
                 Accounts payable, trade                     (10,605)    26,729
                 Federal and state income taxes
                   refundable or payable                         713        585
                 Other current liabilities                       199        654
                 Noncurrent liabilities                          118         91

                   Net cash provided by (used in)
                     operating activities                       (533)    25,924

   INVESTING ACTIVITIES
    Purchase of property, plant and equipment                 (4,545)    (2,539)
    Other, net                                                   581         23

                   Net cash used in investing activities      (3,964)    (2,516)

   FINANCING ACTIVITIES
    Net bank borrowings (repayments) under
        short-term borrowing arrangements                      8,750    (23,413)
    Payments on long-term debt                                (2,111)       (97)
    Issuance of common stock under stock option and
        incentive plans                                          168        102
    Repurchase and retirement of common stock                 (2,310)       -

                   Net cash provided by (used in)
                     financing activities                      4,497    (23,408)

   Increase (decrease) in Cash and Cash Equivalents              -          -
   CASH AND CASH EQUIVALENTS
    Balance - Beginning of period                                -          -

    Balance - End of period                                  $   -      $   -


   Supplemental Disclosures of Cash Flow Information:
    Cash paid for - Interest                                 $ 2,872    $ 1,357
                  - Income taxes                               4,779      3,794

   Supplemental Disclosure of Non-Cash Financing
    Activity:
      Tax benefit from exercise of stock options             $    14    $   -


          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)





   1.   Financial Statement Presentation

        The consolidated balance sheet as of June 30, 1997, the consolidated statements of income for the three months and six months ended June 30, 1997 and 1996, and the consolidated statements of stockholders' equity and cash flows for the six months ended June 30, 1997 and 1996, have been prepared by the Company, without audit. It is Management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1997 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report.

        Certain reclassifications have been made in the statements of income for the periods ended June 30, 1996 to conform to the current presentation, with no effect on previously reported net income.

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

   3.   Other Assets

           Other assets consist of the following (in thousands):


                                                          June 30,  December 31,
                                                            1997        1996

             Notes receivable                            $ 7,844       $ 9,274
             Investments in joint ventures                 2,735         2,433
             Intangible assets, net of amortization          820           831
             Other                                         1,434         1,537

                                                         $12,833       $14,075

                                 TBC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   (Unaudited)



   3.   Other Assets (continued)

        The notes receivable totals include a note for $4,897,000 from a former distributor. The maker of the note was discharged in a proceeding under Chapter 11 of the Bankruptcy Code in 1991. The Company received distributions totaling $308,000 from the bankruptcy proceeding. The Company holds written guarantees of the distributor's account, absolute and continuing in form, signed by the principal former owners and officers of the distributor and their wives, upon which the Company filed suit in 1989. The defendants have pleaded various defenses based on, among other things, an alleged oral cancellation of the guarantees. The defendants have also filed a third party complaint against the Company's former chief executive officer in which they claim the right to recover against him for any liability they may have to the Company. In October 1994, the Court granted the Company's motion to exclude evidence of any oral cancellation of the guarantees. That order was reversed by the Court of Appeals on March 7, 1997, which held, in substance, among other things, that the defendants should not be barred from offering evidence to support their defenses of waiver/abandonment and estoppel, subject to the trial court's rulings on the admissibility of any evidence so offered. The Company has applied to the Supreme Court of Tennessee for permission to appeal that reversal. The Company believes that the defendants' defenses are invalid and that there is no merit to the third party complaint. The Company knows of no reason to believe that the defendants will be unable to pay any judgment that may be entered against them in the action.


   4.   Goodwill, Trademarks and Other Intangible Assets

        Goodwill and trademarks were recorded as a result of the acquisition of Big O Tires, Inc. on July 10, 1996. Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. The value assigned to trademarks was based on an independent third-party valuation prepared at the time of acquisition. Goodwill, trademarks and other intangible assets are amortized on a straight-line basis, principally over 40 years.

        The Company periodically reviews the recoverability of intangible and other long-lived assets. If facts or circum-stances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows of the specific intangible assets and determine if the assigned value is recoverable based on such projection. If impairment is indicated, an adjustment will be made to the carrying value of the assets based on the discounted future cash flows. The Company does not believe that there are any current facts or circumstances indicating impairment of any of its recorded intangible assets.

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


   Financial Condition

        The Company's financial position and liquidity remain strong. The Company believes that the combination of its net assets, committed bank facilities and expected funds from operations will be sufficient to operate on both a short-term and long-term basis.

        Working capital increased from $118.0 million at December 31, 1996 to $123.5 million at June 30, 1997. Current accounts and notes receivable increased by $6.2 million and inventories increased by $2.1 million during the first six months of 1997, due principally to seasonal fluctuations. Other assets decreased $1.2 million due primarily to collections of notes receivable. The composite total owed to banks and vendors, in the form of outstanding checks, notes payable to banks and accounts payable, increased $2.3 million from December 31, 1996 to June 30, 1997. This increase, together with cash generated from operations, enabled the Company to fund the above-noted increases in receivables and inventories, as well as stock repurchases and normally recurring capital expenditures during the first six months of 1997.



   Results of Operations

    As a result of the Company's acquisition of Big O Tires, Inc. on July 10, 1996, there were a number of significant changes in income statement items between the three months and six months ended June 30, 1997 and the year-earlier periods.

        Net sales increased 19.1% during the second quarter and 17.8% in the first six months compared to the year-earlier levels, due principally to the addition of sales by Big O of $36.3 million in the current quarter and $64.6 million in the first six months of 1997. Sales of tires accounted for approximately 94% of total sales in the second quarter and 93% in the first six months of 1997 versus 87% in the second quarter and first half of 1996. The increased percentage of tire sales was the result of the Company's decision in December 1996 to discontinue the marketing of certain non-tire products such as batteries, wheels and ride control products to TBC's independent distributors. Excluding the contribution by Big O, TBC's unit tire volume increased 1.5% in the current quarter and 4.4% during the first six months of 1997, compared to the year-earlier levels. The average tire sales price excluding Big O was relatively unchanged in the current quarter and was 2.5% lower in the first half of 1997 compared to the year-earlier averages. The principal factor affecting the average tire sales price was industry-wide price discounting that has been prevalent throughout much of 1996 and 1997.

        Cost of sales as a percentage of net sales decreased from 90.0% in the second quarter of 1996 to 85.0% in the current quarter. For the year-to-date period, cost of sales decreased from 89.4% of net sales in 1996 to 85.1% in 1997. The fluctu-ations were due principally to the positive effects of the Big O acquisition, includ-ing the Company's improved overall sourcing strength.

        Distribution expenses increased $2.5 million in the current quarter and $4.9 in the first half of 1997 compared to the year-earlier levels. The increases were primarily due to the inclusion of Big O warehousing and product delivery expenses of $2.3 million in the current quarter and $4.2 million in the year-to-date period. The remainder of the increases in 1997 were principally due to a greater percentage of shipments through the Company's distribution facilities rather than direct from manufacturers.

        Selling and administrative expenses increased $4.1 million in the second quarter and $8.4 million in the first six months, compared to the year-earlier levels. The 1997 totals included expenses for Big O of $4.1 in the current quarter and $7.9 million in the first six months. The year-to-date increase was also affected by a first quarter 1997 charge of $810,000 associated with an early retirement program accepted by certain employees. Excluding these items, selling and administrative expenses were unchanged in the current quarter and down 3.9% in the year-to-date period.

        Interest expenses increased $1.0 million in the current quarter and $1.9 million in the first six months of 1997. These net increases were principally due to long-term borrowings incurred to finance the Big O acquisition, which resulted in interest expenses of $1.2 million in the current quarter and $2.3 million in the year-to-date period. These amounts were partially offset by the impact of lower average short-term bank borrowings. Interest on short-term borrowings decreased 51.2% in the current period and 69.2% in the first six months of 1997 compared to the year-earlier levels.

        Net other income decreased in the second quarter and first six months of 1997 compared to the same periods in 1996, since the year-earlier results included income of $500,000 from the settlement of a trademark infringement matter.

        The Company's effective tax rate increased from 38.0% in the second quarter and first six months of 1996 to 39.4% in the same periods of 1997, due primarily to the impact of the Big O acquisition.




   PART II.  OTHER INFORMATION


   Item 4.   Submission of Matters to a Vote of Security Holders



        At the Company's Annual Meeting of Stockholders held on April 23, 1997, Messrs. Marvin E. Bruce, Robert E. Carroll, Jr. and Robert H. Dunlap were elected as directors of the Company for a term expiring at the 2000 Annual Meeting of Stockholders and stockholders approved the appointment of Coopers & Lybrand as independent public accountants of the Company for the year ending December 31, 1997.

        The number of shares of Common Stock voted for each director elected at the Annual Meeting and the number of shares with respect to which authority to vote for each such director was withheld are as follows: 18,856,340 shares were voted for Mr. Bruce and authority to vote 1,097,457 shares for Mr. Bruce was withheld; 19,622,465 shares were voted for Mr. Carroll and authority to vote 331,332 shares for Mr. Carroll was withheld; 19,760,754 shares were voted for Mr. Dunlap and authority to vote 193,043 shares for Mr. Dunlap was withheld. A total of 19,873,842 shares were voted for approval of the appointment of Coopers & Lybrand, 9,932 shares were voted against approval, and the holders of 70,023 shares abstained from voting on such approval.




   Item 6.   Exhibits and Reports on Form 8-K



        (a)  Exhibits -

               None


        (b) No reports on Form 8-K were filed during the three months ended June 30, 1997.

                                    SIGNATURE




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TBC CORPORATION


   July 29, 1997                          By  /s/ Ronald E. McCollough
                                              Ronald E. McCollough
                                              Senior Vice President Operations
                                                 and Treasurer
                                              (principal accounting and
                                               financial officer)

                                INDEX TO EXHIBITS



                                                                  Located at
                                                                  Sequentially-
    Exhibit No.            Description                            Numbered Page




      (10)    MATERIAL CONTRACTS

              Management Contracts and Compensatory Plans or Arrangements

      10.1    TBC Corporation 1989 Stock Incentive Plan, as
              amended and restated April 23, 1997..................    13