Form 10-Q
period 1997-09-30
TBC CORP
filed 1997-10-28
CIK 718449

CONFORMED COPY


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   FOR THE QUARTER ENDED                         COMMISSION FILE NUMBER
   SEPTEMBER 30, 1997                                   0-11579


                                 TBC CORPORATION
              (Exact name of registrant as specified in its charter)


               DELAWARE                                 31-0600670
   (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                Identification No.)


        4770 Hickory Hill Road
           Memphis, Tennessee                                 38141
         (Address of principal                              (Zip Code)
           executive offices)

   Registrant's telephone number, including area code:   (901) 363-8030

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

                                                     YES  X    NO


   23,462,450 Shares of Common Stock were outstanding as of September 30,
   1997.


                   INDEX TO EXHIBITS at page 13 of this Report


   PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements


                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                     ASSETS

                                                September 30,    December 31,
                                                      1997            1996
                                                  (Unaudited)
   CURRENT ASSETS

    Cash and Cash Equivalents                       $  3,062       $    -

    Accounts and notes receivable, less
      allowance for doubtful accounts
      of $9,824 on September 30, 1997
      and $8,879 on December 31, 1996:
         Related parties                              22,738         18,362
         Other                                        79,116         67,444

         Total accounts and notes receivable         101,854         85,806

    Inventories                                       79,944         71,102
    Deferred income taxes                              7,080          6,716
    Other current assets                               8,926          8,409

         Total current assets                        200,866        172,033


   PROPERTY, PLANT AND EQUIPMENT, AT COST

    Land and improvements                              5,627          5,285
    Buildings and leasehold improvements              22,664         21,691
    Furniture and equipment                           30,321         25,929
                                                      58,612         52,905
    Less accumulated depreciation                     22,381         17,818

         Total property, plant and equipment          36,231         35,087


   TRADEMARKS, NET                                    17,450         17,787


   GOODWILL, NET                                      14,723         14,900


   OTHER ASSETS                                       13,051         14,075


   TOTAL ASSETS                                     $282,321       $253,882





          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                  September 30,  December 31,
                                                      1997           1996
                                                  (Unaudited)
   CURRENT LIABILITIES

    Outstanding checks, net                         $  6,191       $    559

    Notes payable to banks                               -           21,092

    Current portion of long-term debt                    557          1,537

    Accounts payable, trade                           48,529         16,761

    Federal and state income taxes payable             1,580            106

    Other current liabilities                         15,496         13,998

         Total current liabilities                    72,353         54,053


   LONG-TERM DEBT, LESS CURRENT PORTION               68,004         69,550


   NONCURRENT LIABILITIES                              2,857          2,753


   DEFERRED INCOME TAXES                               7,373          7,721



   STOCKHOLDERS' EQUITY

    Common stock, $.10 par value,
       shares issued and outstanding -
       23,462 on September 30, 1997 and
       23,727 on December 31, 1996                     2,346          2,373

    Additional paid-in capital                         9,684          9,624

    Retained earnings                                119,704        107,808

         Total stockholders' equity                  131,734        119,805


   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $282,321       $253,882




          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME


                    (In thousands, except per share amounts)

                                   (Unaudited)




                                       Three Months              Nine Months
                                    Ended September 30,     Ended September 30,
                                    1997           1996      1997         1996

   NET SALES*                     $182,648     $177,338   $490,800     $438,904

   COSTS AND EXPENSES:


      Cost of sales                155,713      153,875    418,045      387,794
      Distribution                   8,506        7,917     23,364       17,908
      Selling and administrative     7,943        6,904     24,143       14,677
      Interest expense               1,413        1,562      4,387        2,681
      Other (income) expense - net    (924)        (725)    (2,365)      (2,632)

        Total costs and expenses   172,651      169,533    467,574      420,428


   INCOME BEFORE INCOME TAXES        9,997        7,805     23,226       18,476

   PROVISION FOR INCOME TAXES        3,955        3,075      9,169        7,130


   NET INCOME                     $  6,042     $  4,730   $ 14,057   $   11,346



   Earnings per share             $    .26     $    .20   $    .60   $      .48


   Weighted average number of shares
    and equivalents outstanding     23,553       23,841     23,612       23,840






   * Including sales to related parties of $38,806 and $36,452 in the three months ended September 30, 1997 and 1996, respectively, and $107,620 and $105,152 in the nine months ended September 30, 1997 and 1996, respectively.

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

                              STOCKHOLDERS' EQUITY

                                 (In thousands)

                                   (Unaudited)




                                Common Stock       Additional
                              Number of             Paid-In     Retained
                               Shares    Amount     Capital     Earnings   Total

  Nine Months Ended
     September 30, 1996

   BALANCE, JANUARY 1, 1996     23,784   $2,378    $ 9,543   $ 92,902   $104,823


    Net income for period                                      11,346     11,346

    Issuance of common stock
       under stock option and
       incentive plans, net         24        3        114        -          117



   BALANCE, SEPTEMBER 30, 1996  23,808   $2,381    $ 9,657    104,248   $116,286



   Nine Months Ended
     September 30, 1997

   BALANCE, JANUARY 1, 1997     23,727   $2,373    $ 9,624   $107,808  $119,805


    Net income for period                                      14,057    14,057

    Issuance of common stock
       under stock option and
       incentive plans              28        3        165        -         168

    Repurchase and retirement
       of common stock            (293)     (30)      (119)    (2,161)   (2,310)

    Tax benefit from exercise
       of stock options             -        -          14        -          14


   BALANCE, SEPTEMBER 30, 1997  23,462   $2,346    $ 9,684   $119,704  $131,734





          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)
                                                             Nine Months
                                                          Ended September 30,
                                                           1997         1996
   OPERATING ACTIVITIES
    Net income                                          $ 14,057   $ 11,346

    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation                                    5,099      4,338
           Amortization                                      736        268
           Deferred income taxes                            (712)      (726)
           Equity in earnings from joint ventures           (373)      (219)
           Changes in operating assets and liabilities:
                 Receivables                             (15,144)    (1,856)
                 Inventories                              (8,842)    (2,898)
                 Other current assets                       (517)       177
                 Other assets                                331       (210)
                 Outstanding checks, net                   5,632     (8,742)
                 Accounts payable, trade                  31,768     35,526
                 Federal and state income taxes
                   refundable or payable                   1,488      1,747
                 Other current liabilities                 1,498      1,064
                 Noncurrent liabilities                      104        (42)

                   Net cash provided by (used in)
                     operating activities                 35,125     39,773

   INVESTING ACTIVITIES
    Purchase of property, plant and equipment             (7,214)    (3,972)
    Acquisition of Big O Tires, Inc.                         -      (55,346)
    Other, net                                               911        270

                   Net cash used in investing activities  (6,303)   (59,048)

   FINANCING ACTIVITIES

    Net bank borrowings (repayments) under
        short-term borrowing arrangements                (21,092)   (38,950)
    Increase in long-term debt                               -       60,000
    Payments on long-term debt                            (2,526)    (1,892)
    Issuance of common stock under stock option and
        incentive plans                                      168       117
    Repurchase and retirement of common stock             (2,310)      -

                   Net cash provided by (used in)
                     financing activities                (25,760)    19,275


   Increase (decrease) in Cash and Cash Equivalents        3,062        -

   CASH AND CASH EQUIVALENTS
    Balance - Beginning of period                            -          -

    Balance - End of period                              $ 3,062    $   -

                                 TBC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                   (Unaudited)

                                                             Nine Months
                                                          Ended September 30,
                                                           1997         1996


   Supplemental Disclosures of Cash Flow Information:
    Cash paid for - Interest                             $ 4,578    $ 1,950
                  - Income taxes                           8,393      6,110


   Supplemental Disclosure of Non-Cash Financing
    Activity:
      Tax benefit from exercise of stock options         $    14    $   -


   Supplemental Disclosure of Non-Cash Investing and Financing Activities:


       On July 10, 1996, the Company completed the acquisition of Big O Tires, Inc. for a total purchase price of approximately $54,646, plus applicable closing costs. The acquisition was accounted for under the purchase method. The disclosure information as of September 30, 1996 for this acquisition was as follows:

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

                                 TBC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   (Unaudited)




   1.   Financial Statement Presentation

        The December 31, 1996 balance sheet was derived from audited financial statements. The consolidated balance sheet as of September 30, 1997, the consolidated statements of income for the three months and nine months ended September 30, 1997 and 1996, and the consolidated statements of stockholders' equity and cash flows for the nine months ended September
    30, 1997 and 1996, have been prepared by the Company, without audit. It is Management's opinion that the audited statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1997 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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



   3.   Other Assets

          Other assets consist of the following (in thousands):



                                                   September 30,   December 31,
                                                       1997            1996

          Notes receivable                           $ 8,334         $ 9,274
          Investments in joint ventures                2,754           2,433
          Intangible assets, net of amortization         814             831
          Other                                        1,149           1,537

                                                     $13,051         $14,075

                                 TBC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   (Unaudited)



   3.   Other Assets (continued)

        The notes receivable totals include a note for $4,897,000 from a former distributor. The maker of the note was discharged in a proceeding under Chapter 11 of the Bankruptcy Code in 1991. The Company received distributions totaling $308,000 from the bankruptcy proceeding. The Company holds written guarantees of the distributor's account, absolute and continuing in form, signed by the principal former owners and officers of the distributor and their wives, upon which the Company filed suit in 1989. The defendants have pleaded various defenses based on, among other things, an alleged oral cancellation of the guarantees. The defendants have also filed a third party complaint against the Company's former chief executive officer in which they claim the right to recover against him for any liability they may have to the Company. No trial date has been set at this time; however, the Company expects that the lawsuit will be tried within the next few months. The Company believes that the defendants' defenses are invalid and that there is no merit to the third party complaint. The Company knows of no reason to believe that the defendants will be unable to pay any judgment that may be entered against them in the action.


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

        The Company periodically reviews the recoverability of intangible and other long-lived assets. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows of the specific intangible assets and determine if the assigned value is recoverable based on such projection. If impairment is indicated, an adjustment will be made to the carrying value of the assets based on the discounted future cash flows. The Company does not believe that there are any current facts or circumstances indicating impairment of any of its recorded intangible assets.

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



   Financial Condition

        The Company's financial position and liquidity remain strong. The Company believes that the combination of its net assets, committed bank facilities and expected funds from operations will be sufficient to operate on both a short-term and long-term basis.

        Working capital increased from $118.0 million at December 31, 1996 to $128.5 million at September 30, 1997. Current accounts and notes receivable increased by $16.0 million and inventories increased by $8.8 million during the first nine months of 1997, due principally to seasonal fluctuations. The net total owed to banks and vendors, consisting of the combined balances of cash equivalents, outstanding checks, notes payable to banks and accounts payable, increased $13.2 million from December 31, 1996 to September 30, 1997. This increase, together with cash generated from operations, enabled the Company to fund the above-noted increases in receivables and inventories, as well as stock repurchases and normally recurring capital expenditures during the first nine months of 1997.
   There were no amounts owed to banks under short-term borrowing arrangements at the end of September, 1997.


   Results of Operations

        As a result of the Company's acquisition of Big O Tires, Inc. on July 10, 1996, there were a number of significant changes in income statement items between the nine months ended September 30, 1997 and the year-earlier period. The comparison of third quarter results was also affected somewhat, since Big O's results for the first part of July 1996, prior to the acquisition, were not included in the year-earlier income statement.

        Net sales increased 3.0% during the third quarter and 11.8% in the first nine months compared to the year-earlier levels, with Big O contributing an additional $6.8 million in net sales in the current quarter and $71.4 million in the year-to-date period. Sales of tires accounted for approximately 95% of total sales in the third quarter and 94% in the first nine months of 1997 versus 89% in the third quarter and 88% in the first nine months of 1996. The increased percentage of tire sales was the result of the Company's decision in December 1996 to discontinue the marketing of certain non-tire products such as batteries, wheels and ride control products to TBC's independent distributors. Excluding the contribution by Big O, TBC's unit tire volume increased 7.0% in the current quarter and 5.4% during the first nine months of 1997, compared to the year-earlier levels. The average tire sales price excluding Big O declined 0.4% in the current quarter and 1.7% in the first nine months of 1997 compared to the year-earlier averages. The principal factor affecting the average tire sales price was industry-wide price discounting that has been prevalent throughout much of 1996 and 1997.

        Cost of sales as a percentage of net sales decreased from 86.8% in the third quarter of 1996 to 85.3% in the current quarter. For the year-to-date period, cost of sales decreased from 88.4% of net sales in 1996 to 85.2% in 1997. The fluctuations were due principally to the positive effects of the Big O acquisition, including the Company's improved overall sourcing strength.

        Distribution expenses increased $589,000 in the current quarter and $5.5 million in the first nine months of 1997 compared to the year-earlier levels. The increase in the current quarter was primarily due to a greater percentage of shipments through the Company's distribution facilities rather than direct from manufacturers. The year-to-date increase was attributable to the inclusion of Big O warehousing and product delivery expenses for the full year-to-date period in 1997, as well as to the increased volume of shipments. Additional Big O expenses comprised $4.2 million of the total year-to-date increase.

        Selling and administrative expenses increased $1.0 million in the third quarter and $9.5 million in the first nine months, compared to the year-earlier levels. The increases were primarily due to the inclusion of additional expenses for Big O of $1.3 million in the current quarter and $9.3 million in the year-to-date period. The year-to-date increase was also affected by a first quarter 1997 charge of $810,000 associated with an early retirement program accepted by certain employees. Excluding these items, selling and administrative expenses were down 7.5% in the current quarter and 5.2% in the first nine months.

        Interest expenses decreased $149,000 in the current quarter and increased $1.7 million in the first nine months of 1997. Interest on short-term borrowings decreased $163,000 in the current period and $925,000 in the first nine months of 1997 compared to the year-earlier totals, due to the impact of reduced borrowing levels. The long-term borrowings incurred to finance the Big O acquisition resulted in increased interest in the year-to-date period, which more than offset the lower interest on short-term borrowings.

        Net other income increased in the third quarter but decreased in the first nine months of 1997 compared to the year-earlier levels. Results for the 1996 year-to-date period included income of $500,000 from the settlement of a trademark infringement matter.

        The Company's effective tax rate increased from 39.4% in the third quarter and 38.6% in the first nine months of 1996 to 39.6% in the current quarter and 39.5% for the first nine months of 1997, due primarily to the impact of the Big O acquisition.




   PART II.  OTHER INFORMATION




   Item 6.   Exhibits and Reports on Form 8-K


        (a)  Exhibits -

               See Index to Exhibits.


        (b) No reports on Form 8-K were filed during the three months ended September 30, 1997.

                                    SIGNATURE




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      TBC CORPORATION



   October 28, 1997                   By  /s/ Ronald E. McCollough
                                          Ronald E. McCollough
                                          Senior Vice President Operations
                                             and Treasurer
                                          (principal accounting and
                                           financial officer)

                                INDEX TO EXHIBITS



                                                                   Located at
                                                                   Sequentially-
     Exhibit No.                 Description                       Numbered Page




     (4)     INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
             INCLUDING INDENTURES:

      4.1    First Amendment, dated July 1, 1997, to Long Term
             Credit Agreement among TBC Corporation, the lending
             institutions party thereto, First Tennessee Bank
             National Association as Administrative Agent, and
             NBD Bank as Co-Agent ...............................       14


      4.2    First Amendment, dated July 1, 1997, to Short Term
             Credit Agreement among TBC Corporation, the lending
             institutions party thereto, First Tennessee Bank
             National Association as Administrative Agent, and
             NBD Bank as Co-Agent ...............................      17

      4.3    Second Amendment, dated September 23, 1997, to
             Short Term Credit Agreement among TBC Corporation,
             the lending institutions party thereto, First
             Tennessee Bank National Association as
             Administrative Agent, and NBD Bank as Co-Agent .....      20


     (10)    MATERIAL CONTRACTS:

             Management Contracts and Compensatory Plans or Arrangements

     10.1    TBC Corporation Management Incentive Compensation
             Plan, effective January 1, 1997 ....................      23

     10.2    Amended and Restated Executive Employment Agreement
             dated as of August 1, 1997 between the Company and
             Mr. Barry D. Robbins, including Trust Agreement as
             Exhibit A thereto...................................      32

     10.3    TBC Corporation Executive Supplemental Retirement
             Plan, as amended through August 1, 1997.............      63