Form 10-K
period 1997-12-31
TBC CORP
filed 1998-02-12
CIK 718449

                                                                 CONFORMED


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED                COMMISSION FILE NUMBER
      DECEMBER 31, 1997                             0-11579

                                TBC CORPORATION

        (Exact name of registrant as specified in its charter)

             DELAWARE                               31-0600670
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                Identification No.)

        4770 Hickory Hill Road
          Memphis, Tennessee                         38141
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






   Aggregate market value of outstanding shares
        of Common Stock, par value $.10, held by
        non-affiliates of the Company on December
        31, 1997 (for purposes of this calcu-
        lation, 1,793,923 shares beneficially
        owned by directors and executive officers
        of the Company were treated as being held
        by affiliates of the Company).................  $204,337,744


   Number of shares of Common Stock, par value $.10,
        outstanding at the close of business on
        December 31, 1997 ............................    23,162,576




                   DOCUMENT INCORPORATED BY REFERENCE

   TBC Corporation's Proxy Statement for its Annual Meeting of Stockholders to be held on April 22, 1998. Definitive copies of the Proxy Statement will be filed with the Commission within 120 days after the end of the Company's fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

                        _______________________

                                     PART I

   Item 1. BUSINESS

             TBC Corporation's business began in 1956 under the name Cordovan Associates, Incorporated. The present company was incorporated in Delaware in 1970 under the name THE Tire & Battery Corporation. In 1983, the Company changed its name to TBC Corporation.

             TBC Corporation and its wholly-owned subsidiaries are principally engaged in the business of distributing tires and other products in the automotive replacement market. Through its Big O Tires, Inc. ("Big O") subsidiary, which was acquired on July 10, 1996, the Company is also engaged in the business of franchising independent retail tire and automotive service stores. On a limited basis, Big O also owns and operates retail stores and engages in site selection and real estate development for retail stores. Big O's retail stores are located primarily in the Midwest and western United States. Unless the context indicates otherwise, the term "Company" refers to TBC Corporation and all of its subsidiaries.

   Products

             Sales of tires accounted for approximately 94% of the Company's total sales in 1997, 88% in 1996 and 89% in 1995. The Company's tire lines, substantially all of which carry the Company's proprietary brand names, are made by leading manufacturers. The Company's Cordovan ("R" - Registered Trademark), Multi-Mile (R) and Sigma (R) brand lines of tires are three of the most complete lines in the replacement tire market, including tires for passenger, truck, farm, industrial, recreational and other applications. Big O (R) brand tires, as well as other tires sold through Big O's retail stores, are primarily for passenger and light truck applications. The Company is one of the largest wholesale distributors of replacement tires in the United States.

             Other brands under which the Company's products are marketed include Grand Prix (R), Grand Am ("TM" - Trademark), Grand Spirit (R),
   Wild Spirit (R), Grand Sport (R), Gran Esprit (TM), Aqua-Flow (R), Wild Country (R), Wild Trac (R), Stampede (R), Power King (R), Harvest King (R), Big Foot (R), Legacy (R), Prestige (R), and Sun Valley (R).

             Through 1996, the Company's products also included automotive parts lines such as batteries, wheels, ride-control products, filters, brake parts and chassis parts. In December 1996, the Company announced its decision to refocus operations on the replacement tire business and discontinue the marketing of automotive parts lines to independent distributors. In connection with this decision, the Company sold certain assets of its former battery distribution subsidiary in December 1996 and completed the remainder of the marketing and operational changes in early 1997. There was no impact on the products marketed and distributed by Big O, which include wheels, ride-control products and certain other automotive products, in addition to its tire lines. There was also no impact on the Company's marketing of tubes to independent distributors.

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

             Big O distributes its products principally through its franchised independent retail tire and automotive service stores. At December 31, 1997, Big O had a total of 415 stores in the United States, including 399 franchisee-owned stores, three joint venture stores and 13 company-owned stores. Big O also distributes its products to 36 unaffiliated retail stores in British Columbia, Canada.

             Big O franchise agreements grant a ten-year license to sell Big O (R) brand tires and to use Big O trademarks and trade secrets in the operation of a retail store at a specific location within a defined trade area. Each franchisee is required to pay an initial franchise fee as well as monthly royalty fees.

   Major Customers

             The Company's ten largest customers accounted for 44% of the Company's gross sales in 1997. Sales to Les Schwab Warehouse Center, Inc., Prineville, Oregon, represented 11% of the Company's gross sales in 1997. Sales to Carroll's, Inc., Hapeville, Georgia, excluding sales to distributors which operate under arrangements with and may pay compensation to Carroll's, also represented 11% of the Company's gross sales in 1997. No other customers individually accounted for more than 10% of the Company's 1997 gross sales. See Item 13 of this Report for additional information concerning major customers.

   Suppliers

             The Company purchases its products, in finished form, from a number of major rubber companies and other suppliers to the automotive replacement market. The Company owns the brand names under which most of its products are sold and, in the case of tires, many of the molds in which they are made.

             The Kelly-Springfield Tire Company, a division of Goodyear Tire and Rubber Company, has been a supplier to the Company since 1963. Kelly-Springfield manufactured more than half of the tires purchased by the Company in 1997, pursuant to a supply agreement entered into in 1977 and a 10-year commitment signed in 1994. The Company also has a 10-year supply agreement, signed in 1994, with Cooper Tire and Rubber Company, its second-largest supplier. In addition, the Company has written contracts with certain other suppliers.

             The Company has not heretofore experienced any difficulty in purchasing products in quantities needed by it, but there can be no assurance that such difficulties will not be encountered in the future. If one of its two largest suppliers became unavailable, the Company's business could be adversely affected, pending the establishment of new, alternate suppliers. There are a number of other large tire manu-facturers on a worldwide basis.

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

   Seasonality and Inventory

            The Company normally experiences its highest level of sales in the second and third quarters of each year, with the first quarter exhibiting the lowest level. Since 1993, first quarter sales have represented, on the average, approximately 23% of annual sales;
   the second and third quarters approximately 25% and 28%, respectively; and the fourth quarter approximately 24%. The Company's inventories generally fluctuate with anticipated seasonal sales volume.

             Orders for the Company's products are usually placed with the Company by computer transmission, facsimile or telephone. Orders are filled either out of the Company's inventory or by direct shipment to the customer from the manufacturers' plants at TBC's request.

             Since distributors and franchisees look to the Company to fulfill their needs on short notice, the Company maintains a large inventory of products. The average of beginning and end-of-year inventories was $78,000,000 in 1997. The Company's inventory turn rate (cost of sales, including the cost of direct shipments from manufacturers to customers, divided by average inventory) was 7.0 for 1997.

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

   Employees

            As of December 31, 1997, the Company employed 585 persons. The Company considers its employee relations to be satisfactory. The Company's employees are not represented by a union.

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

   Item 3.  LEGAL PROCEEDINGS

            The Company is involved in various legal proceedings which are routine to the conduct of its business, none of which is believed to be material to the Company. Some of these proceedings involve personal injury lawsuits based upon alleged defects in products sold by the Company. The Company believes that in substantially all such product liability cases, it is covered by its manufacturers' indemnity agreements or product liability insurance. The Company also maintains its own product liability insurance.

            See Note 6 to the consolidated financial statements for informa-tion with respect to pending legal proceedings relative to the collection of a promissory note receivable held by the Company.

   Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

   EXECUTIVE OFFICERS OF THE REGISTRANT

             The following table presents certain information concerning the executive officers of the Company. The term of office of all executive officers of the Company is until the next Annual Meeting of Directors (April 22, 1998) or until their respective successors are elected.

                                             Capacities in which
                                              Individual Serves
          Name            Age                   the Company

   Louis S. DiPasqua      63              President and Chief
                                          Executive Officer

   Bob M. Hubbard         63              Executive Vice President
                                          Purchasing and Engineering

   Kenneth P. Dick        51              Senior Vice President
                                          Sales

   Ronald E. McCollough   57              Senior Vice President
                                          Operations and Treasurer

   Barry D. Robbins       55              Senior Vice President
                                          Strategic Planning

   Larry D. Coley         40              Vice President and
                                          Controller


            Mr. DiPasqua has been Chief Executive Officer since July 1994, and President since joining the Company in 1991. Mr. DiPasqua has been a director since 1991 and served as the Company's Chief Operating Officer from 1991 until July 1994. Prior to joining the Company, Mr. DiPasqua was an executive with the Goodyear Tire & Rubber Company. During his 28 years at Goodyear, Mr. DiPasqua held a variety of positions, including Vice President of Replacement Tire Sales and Marketing, President and Chief Executive Officer of Kelly Springfield Tire Company (a division of Goodyear) and Chairman and Managing Director of Goodyear Great Britain.

            Mr. Hubbard was named Executive Vice President Purchasing and Engineering of the Company in December 1997. Mr. Hubbard served as Senior Vice President Purchasing and Engineering from 1982 until being named Executive Vice President. From 1973 to 1982, Mr. Hubbard served as Vice President Purchasing and Quality Assurance of the Company.

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


                                     PART II


   Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS


             The Common Stock of the Company is traded on The Nasdaq Stock Market under the symbol TBCC. As of December 31, 1997, the Company had approximately 4,800 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings. The Company did not declare any cash dividends during 1997 or 1996.

             The following table sets forth for the periods indicated the high and low sale prices for the Company's Common Stock on the Nasdaq National Market System.



                                                      Price Range

                                                   High          Low
             Quarter ended

               03/31/96............                 8.63         6.38

               06/30/96............                 9.13         6.63

               09/30/96............                 8.75         6.38

               12/31/96............                 8.38         5.25

               03/31/97............                 9.94         7.00

               06/30/97............                10.00         6.75

               09/30/97............                 9.75         7.38

               12/31/97............                11.00         9.00

   Item 6.    SELECTED FINANCIAL DATA


              Set forth below is selected financial information of the Company for each year in the five-year period ended December 31, 1997.
   The selected financial information should be read in conjunction with the consolidated financial statements of the Company and notes thereto which appear elsewhere in this Report. Specific reference should be made to the discussion of the 1996 acquisition of Big O Tires, Inc. in Note 3 to the consolidated financial statements. The Company did not declare any cash dividends during the five-year period ended December 31, 1997.


                                            Year ended December 31,

                                  1997      1996      1995      1994      1993

   INCOME STATEMENT DATA (1):

   Net sales ................  $642,852  $604,585  $547,785  $563,661  $580,104

   Net income ...............    19,700    15,499    15,249    19,546    21,375

   Earnings per share (2) ...       .84       .65       .62       .71       .74

   Average shares
       outstanding ..........    23,466    23,793    24,583    27,551    28,758



   BALANCE SHEET DATA (1):

   Total assets .............  $262,141  $253,882  $179,952  $169,682  $166,746

   Working capital ..........   130,414   117,980    76,600    91,279    95,114

   Long-term debt ...........    67,647    69,550       555       -        -

   Stockholders' equity .....   134,187   119,805   104,823   113,983   116,550














   (1)  In thousands except per share amounts.

   (2)  Basic and assuming dilution.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS


   1997 Compared to 1996:

             As a result of the Company's acquisition of Big O Tires, Inc. on July 10, 1996 (see Note 3 to the consolidated financial statements), there were a number of significant changes in income statement items between the years 1997 and 1996. Additionally, the impact of the Company's decision in December 1996 to discontinue the marketing of automotive parts, except those sold through Big O, affected the comparison of year-to-year results. Included in the 1996 operating results were $2.4 million in pre-tax charges related to this decision. The discontinued product lines comprised approximately 6.5% of net sales in 1996. (See Note 14 to the consolidated financial statements.)

             Net sales for 1997 increased 6.3% from the 1996 level, with Big O contributing an additional $75.3 million in net sales. Sales of tires accounted for approximately 94% of total sales in 1997 compared to 88% in 1996. The increased percentage of tire sales was the result of the above-mentioned decision to discontinue the marketing of certain non-tire products to TBC's independent distributors. Excluding the contribution by Big O, TBC's unit tire volume increased 2.9% compared to the 1996 level. The average tire sales price excluding Big O declined 1.7%, due principally to industry-wide price discounting that was prevalent throughout much of 1996 and 1997.

             Cost of sales as a percentage of net sales decreased from 87.4% in 1996 to 84.6% in 1997, due largely to the full-year effect of the Big O acquisition, including the positive impact on the Company's overall sourcing strength. In addition, an increase in the percentage of shipments through the Company's distribution facilities rather than direct from manufacturers affected the comparison to 1996 results. Gross margin percentages on shipments through the Company's own facilities are typically higher than on shipments direct from manufacturers, since sales prices are generally higher to help offset the incremental costs of distribution.

             Distribution expenses increased $6.5 million in 1997 compared to 1996. The increase was principally due to the inclusion of additional warehousing and product delivery expenses at Big O of $5.1 million. The increase was also due in part to the above-noted increase in the percentage of TBC's shipments through the Company's distribution facilities.

             Selling and administrative expenses increased $8.9 million in 1997 compared to 1996, due primarily to the inclusion of additional Big O expenses of approximately $9.8 million. The 1997 increase was also affected by a charge of $810,000 associated with an early retirement program accepted by certain employees. Expenses in 1996 included charges of approximately $700,000 related to the decision to discontinue selling automotive parts to TBC's independent distributors. Excluding these items, selling and administrative expenses were reduced by $1.0 million in 1997.

             Interest expenses increased $1.7 million compared to the 1996 level. The full-year impact of the long-term borrowings incurred to finance the Big O acquisition resulted in increased interest in 1997. This more than offset an $887,000 reduction in interest on short-term borrowings related to lower borrowing levels.

             Net other income was higher in 1997 than in 1996, due primarily to greater interest income and an increase in the equity in earnings from the Company's joint ventures.

             The Company's effective tax rate decreased from 39.0% in 1996 to 37.6% in 1997. The lower effective rate reflects a reduction in TBC's state taxes, as well as the impact of certain other 1997 tax reductions.

   1996 Compared to 1995:

             Net sales for 1996 were $604.6 million, a 10.4% increase from 1995 net sales of $547.8 million. The increase was due principally to the addition of sales by Big O, which was acquired July 10, 1996. Sales of tires accounted for approximately 88% of total sales in 1996 compared to 89% in 1995. Excluding the contribution by Big O, sales of tires declined 2.4%, due principally to industry-wide price discounting throughout much of 1996 which caused average tire sales prices to be 3.7% lower than in 1995. TBC's unit tire volume (excluding Big O) increased 1.3% in 1996 compared to the 1995 level.

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

             Distribution expenses increased $5.5 million in 1996 compared to 1995, due primarily to Big O warehousing and product delivery expenses
   totaling $3.9 million since the acquisition date.   Approximately
   $643,000 of the increase was associated with the addition of certain facilities in the northeastern United States in September 1995. The 1996 increase was also related in part to the above-noted increase in the percentage of TBC's shipments through its own distribution facilities.

             Selling and administrative expenses increased $10.2 million in 1996 compared to 1995, due principally to expenses for Big O of approx-imately $7.1 million since the July 10, 1996 acquisition date. Expenses in 1996 included charges of approximately $700,000 related to the decision to discontinue selling automotive parts to TBC's independent distributors. Increased expenses of $1.6 million were attributable to the facilities added in the northeastern United States in September 1995. The remainder of the increase in selling and administrative expenses was principally related to salary increases and related expenses.

             Interest expenses increased $1.0 million compared to the 1995 level. Interest on the additional long-term borrowings required to finance the Big O acquisition totaled $2.2 million in 1996, but was partially offset by the effect of reduced short-term borrowing levels.

             Net other income was higher in 1996 than in 1995, due primarily to income from the settlement of a trademark infringement matter.

             The Company's effective tax rate increased from 38.4% in 1995 to 39.0% in 1996. The increased effective rate reflected the impact of the Big O acquisition, due to the additional goodwill amortization and greater overall state tax burden.

   LIQUIDITY AND CAPITAL RESOURCES

             The Company's financial position and liquidity remain strong, with working capital of $130.4 million at December 31, 1997 compared to $118.0 million at the end of 1996. The Company's current ratio was 3.47 at the end of 1997 compared to 3.18 at December 31, 1996.

             The Company's short-term borrowing agreements consist of a one-year committed bank facility and a three-year committed bank facility, which allow the Company to borrow up to $51.5 million. The unused amount under these facilities at December 31, 1997 was $28.4 million. Long-term debt totaled $68.3 million at December 31, 1997, of which $690,000 was current and the remainder was due after one year. Of the total long-term debt, $60 million was incurred to finance the 1996 acquisition of Big O.

             Capital expenditures, primarily for equipment and tire molds, totaled $9.1 million in 1997 and $5.3 million in 1996. The Company had no material commitments for capital expenditures at the end of 1997. The Company expects to fund 1998 day-to-day operating expenses and normally recurring capital expenditures out of operating funds and its present financial resources. The Company believes that the combination of its net assets, committed bank facilities and expected funds from operations will be sufficient to operate on both a short-term and long-term basis.

             Cash generated by operations, together with the available credit arrangements, enabled the Company to fund stock repurchases totaling $5.7 million in 1997 and $634,000 in 1996, as well as the above-mentioned capital expenditures. As of December 31, 1997, the Company had unused authorizations from the Board of Directors for the repurchase of approximately 2,011,000 additional shares of common stock.

             Accounts and notes receivable decreased from $85.8 million at December 31, 1996 to $77.3 million at the end of 1997, due principally to improved receivable turnover. Inventories increased from $71.1 million at the end of 1996 to $84.8 million at December 31, 1997, due to the addition of a number of new lines and sizes of tires during 1997 and to the effect of less-than-anticipated sales demand during the fourth quarter of 1997.

             Included in other assets at December 31, 1997 and 1996 is a promissory note receivable of $4,897,000 from a former distributor. (See
   Note 6 to the Consolidated Financial Statements for a discussion of the legal proceedings relative to that receivable.)

             The Company is addressing any "Year 2000" issues and does not believe that the costs will be significant.


   Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The financial statements and supplementary financial informa-tion required by this Item 8 are included on the following 17 pages of this Report.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


   To the Stockholders
   TBC Corporation

             We have audited the accompanying consolidated balance sheets of TBC Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

             In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TBC Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.





                                         COOPERS & LYBRAND L.L.P.



   Memphis, Tennessee
   January 30, 1998

                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                 (In thousands)

                                     ASSETS



                                                             December 31,

                                                           1997        1996

   CURRENT ASSETS

       Cash and Cash Equivalents                       $    917     $    -

       Accounts and notes receivable, less
         allowance for doubtful accounts
         of $7,344 in 1997 and $8,879 in 1996:
           Related parties                               15,072       18,362
           Other                                         62,267       67,444

           Total accounts and notes receivable           77,339       85,806

       Inventories                                       84,806       71,102
       Refundable federal and state income taxes          2,489          -
       Deferred income taxes                              4,863        6,716
       Other current assets                              12,784        8,409


           Total current assets                         183,198      172,033

   PROPERTY, PLANT AND EQUIPMENT, AT COST

       Land and improvements                              5,604        5,285
       Buildings and leasehold improvements              23,167       21,691
       Furniture and equipment                           29,455       25,929
                                                         58,226       52,905
       Less accumulated depreciation                     21,967       17,818


           Total property, plant and equipment           36,259       35,087


   TRADEMARKS, NET                                       17,337       17,787


   GOODWILL, NET                                         14,628       14,900


   OTHER ASSETS                                          13,526       14,075



   TOTAL ASSETS                                        $264,948     $253,882


       The accompanying notes are an integral part of the financial statements.

                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                 (In thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                            December 31,

                                                          1997         1996

   CURRENT LIABILITIES

       Outstanding checks, net                         $  3,237     $    559

       Notes payable to banks                            22,496       21,092

       Current portion of long-term debt                    690        1,537

       Accounts payable, trade                           10,879       16,761

       Federal and state income taxes payable               -            106

       Other current liabilities                         15,482       13,998

           Total current liabilities                     52,784       54,053



   LONG-TERM DEBT, LESS CURRENT PORTION                  67,647       69,550



   NONCURRENT LIABILITIES                                 2,876        2,753



   DEFERRED INCOME TAXES                                  7,454        7,721



   STOCKHOLDERS' EQUITY

       Common stock, $.10 par value,
          shares issued and outstanding -
          23,163 in 1997 and 23,727 in 1996               2,316        2,373

       Additional paid-in capital                         9,788        9,624

       Retained earnings                                122,083      107,808

           Total stockholders' equity                   134,187      119,805


   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $264,948     $253,882





       The accompanying notes are an integral part of the financial statements.

                                 TBC CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME



                    (In thousands, except per share amounts)




                                                  Years ended December 31,

                                                1997         1996        1995

   NET SALES*                             $642,852     $604,585    $547,785


   COSTS AND EXPENSES

             Cost of sales                 544,119      528,610     488,717
             Distribution                   31,479       24,933      19,461
             Selling and administrative     33,218       24,294      14,073
             Interest expense                5,796        4,115       3,110
             Other (income) expense - net   (3,347)      (2,766)     (2,348)

                Total costs and expenses   611,265      579,186     523,013


   INCOME BEFORE INCOME TAXES               31,587       25,399      24,772

   PROVISION FOR INCOME TAXES               11,887        9,900       9,523


   NET INCOME                             $ 19,700     $ 15,499    $ 15,249



   EARNINGS PER SHARE -
     Basic and assuming dilution          $    .84     $    .65    $    .62











   * Including sales to related parties of $138,511, $137,219 and $130,215 in the years ended December 31, 1997, 1996 and 1995, respectively.





     The accompanying notes are an integral part of the financial statements.

                                          TBC CORPORATION

                                     CONSOLIDATED STATEMENTS OF

                                        STOCKHOLDERS' EQUITY

                                           (In thousands)


                                Years ended December 31, 1995, 1996 and 1997
                                    Common Stock     Additional
                                Number of              Paid-In    Retained
                                 Shares    Amount      Capital    Earnings    Total

   BALANCE, JANUARY 1, 1995       26,282    $2,628     $10,391    $100,964   $113,983

     Net income for year                                            15,249     15,249

     Issuance of common stock
       under stock option and
       incentive plans, net           19         2         132         -          134

     Repurchase and retirement
       of common stock            (2,517)     (252)     (1,002)    (23,311)   (24,565)

     Tax benefit from exercise of
       stock options                  -          -          22         -           22

   BALANCE, DECEMBER 31, 1995     23,784     2,378       9,543      92,902    104,823

     Net income for year                                            15,499     15,499

     Issuance of common stock
       under stock option and
       incentive plans, net           24         3        114          -          117

     Repurchase and retirement
       of common stock               (81)       (8)       (33)        (593)      (634)

   BALANCE, DECEMBER 31, 1996      23,727     2,373      9,624     107,808    119,805

     Net income for year                                            19,700     19,700

     Issuance of common stock
       under stock option and
       incentive plans                 59         6        364         -          370

     Repurchase and retirement
       of common stock               (623)      (63)      (254)     (5,425)    (5,742)

     Tax benefit from exercise of
       stock options                  -          -          54         -           54

   BALANCE, DECEMBER 31, 1997      23,163    $2,316    $ 9,788    $122,083   $134,187






   The accompanying notes are an integral part of the financial statements.

                                 TBC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                Years ended December 31,
                                                          1997            1996          1995
   Operating Activities:
        Net income                                     $ 19,700        $ 15,499       $ 15,249

        Adjustments to reconcile net income to net
          cash provided by operating activities:
             Depreciation                                 6,742           5,750          4,612
             Amortization                                   979             530             23
             Write-off of intangible assets                  -              276             -
             Deferred income taxes                        1,586            (845)          (461)
             Equity in (earnings) loss from joint ventures (426)           (265)             -
             Changes in operating assets
               and liabilities:
                 Receivables                              9,260          19,383          6,179
                 Inventories                            (13,704)         (2,815)        (9,784)
                 Other current assets                    (4,375)         (1,986)           230
                 Other assets                               (15)            (40)          (280)
                 Accounts payable, trade                 (5,882)            589        (10,646)
                 Federal and state income taxes
                 refundable or payable                   (2,541)          1,240            (67)
                 Other current liabilities                1,484           1,366            187
                 Noncurrent liabilities                     123             203            332

             Net cash provided by
               operating activities                      12,931          38,885          5,574

   Investing Activities:
        Purchase of property, plant and equipment        (9,104)         (5,260)        (9,151)
        Acquisition of Big O Tires, Inc.                    -           (55,433)            -
        Investments in joint ventures                       -                -          (1,562)
        Net proceeds from asset disposition                 -             2,099             -
        Other                                             1,130             777             13

             Net cash used in investing activities       (7,974)        (57,817)       (10,700)

   Financing Activities:
     Net bank borrowings (repayments) under
          short-term borrowing arrangements               1,404         (29,746)        25,058
     Increase (decrease) in outstanding checks, net       2,678          (8,480)         3,863
     Increase in long-term debt                             -            60,000            697
     Payments on long-term debt                          (2,750)         (2,325)           (61)
     Issuance of common stock under stock option
       and incentive plans, net of repurchase               370             117            134
     Repurchase and retirement of common stock           (5,742)           (634)       (24,565)

             Net cash provided by (used in)
               financing activities                      (4,040)         18,932          5,126

   Change in cash and cash equivalents                      917              -              -

   Cash and cash equivalents:
        Balance - Beginning of year                         -                -              -

        Balance - End of year                          $    917        $     -        $     -

                                 TBC CORPORATION


                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                 (In thousands)

                                                             Years ended December 31,
                                                            1997           1996          1995

   Supplemental Disclosures of Cash Flow Information:
        Cash paid for - Interest                         $  6,090      $   3,510      $  2,956
                      - Income Taxes                       12,842          9,506        10,051


   Supplemental Disclosure of Non-Cash Financing
        Activity:
         Tax benefit from exercise of stock options      $     54      $      -       $     22


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

            Inventories - Inventories, consisting of automotive products held for resale, are valued at the lower of cost (principally last in-first out) or market. Current costs of inventories exceeded the LIFO value by $3,517,000 and $4,759,000 at December 31, 1997 and 1996, respectively.

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

            Property, plant and equipment - Depreciation is computed principally using the straight-line method, over estimated lives of 3-15 years for furniture and equipment and 20-40 years for buildings and leasehold improvements. Amounts expended for maintenance and repairs are charged to operations, and expenditures for major renewals and betterments are capitalized. When property, plant and equipment is retired or otherwise disposed of, the related gain or loss is included in operations.

            Goodwill, Trademarks and Other Intangible Assets - Goodwill and trademarks were recorded as a result of the acquisition of Big O Tires, Inc. on July 10, 1996. Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. The value assigned to trademarks was based on an independent third-party valuation prepared at the time of acquisition. Goodwill, trademarks and other intangible assets are amortized on a straight-line basis, principally over 40 years. Accumulated amortization on intangible assets totaled $1,266,000 and $414,000 at December 31, 1997 and 1996, respectively.

            The Company periodically reviews the recoverability of intangible and other long-lived assets. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows of the specific intangible assets and determine if the assigned value is recoverable based on such projection. If impairment is indicated, an adjustment will be made to the carrying value of the assets based on the discounted future cash flows. The Company does not believe that there are any facts or circumstances indicating impairment of any of its recorded intangible assets.

            Revenue recognition - Sales are recognized upon shipment of products. Estimated costs of returns and allowances are accrued at the time products are shipped.

            Franchise fees - Each Big O franchisee is required to pay an initial franchise fee as well as monthly royalty fees of 2% of gross sales. Included in net sales in 1997 and 1996 were franchise and royalty fees of $7,811,000 and $3,742,000, respectively.

            Standard warranty - The costs of anticipated adjustments for workmanship and materials that are the responsibility of the Company are estimated and charged to expense currently. Warranty reserves of $6,931,000 and $6,675,000 were included in other current liabilities in the balance sheets at December 31, 1997 and 1996, respectively.

            Interest on early payments to suppliers for product - Interest income associated with early payments to suppliers for product is recorded as a reduction to cost of sales in the statements of income. This interest income represented 1.5% of net sales during 1997 and 1996 and 1.6% in 1995.

            Earnings per share - In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per share", which established new standards for computing and presenting earnings per share. Earnings per share for all periods presented have been calculated according to this standard. Basic earnings per share have been computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares and
   equivalents outstanding.   The weighted average number of common shares
   outstanding totaled 23,466,000 in 1997, 23,793,000 in 1996 and 24,583,000
   in 1995. Common stock equivalents, representing shares issuable upon assumed exercise of stock options, totaled 105,000 in 1997, 47,000 in 1996 and 99,000 in 1995. The weighted average number of common shares and equivalents outstanding totaled 23,571,000 in 1997, 23,840,000 in 1996 and 24,682,000 in 1995.

   2.  TRANSACTIONS WITH RELATED PARTIES AND MAJOR CUSTOMERS

            The Company's operations are managed through its Board of Directors, members of which owned or are affiliated with companies which owned approximately 8% of the Company's common stock at December 31, 1997. Sales to distributors represented on the Board, including affiliates of such distributors, accounted for approximately 18% of the Company's net sales during 1997, 20% during 1996 and 24% in 1995. One such distributor accounted for approximately 11% of net sales in 1997, 12% in 1996 and 15% in 1995. Another major customer, unaffiliated with the board of directors, accounted for approximately 11% of net sales in 1997, 9% in 1996 and 8% in 1995. Sales to joint ventures in which the Company has an ownership interest accounted for approximately 4% of the Company's net sales during 1997, 3% in 1996 and 1% in 1995. Accounts receivable resulting from transactions with related parties are presented separately in the balance sheets.

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

            The following unaudited pro forma information (adjusted for interest on required borrowings, estimated amortization of intangible assets, improved sourcing strength, etc.) was prepared as if the companies had been combined as of January 1, 1995. The pro forma information does not purport to present what actual results of operations would have been if the acquisition of Big O had occurred on such date or to project results for any future period.

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

   4.  CREDIT FACILITIES

            The Company's short-term borrowing agreements consist of a one-year committed bank facility and a three-year committed bank facility.
   The credit facilities allow the Company to borrow up to $51,500,000, with interest on the one-year facility at the federal funds rate plus 1.15% and interest on the three-year facility based on LIBOR plus a variable rate between 0.45% and 0.875%. The credit facilities also require the payment of certain commitment and administrative fees. The unused amount under these facilities at December 31, 1997 was $28.4 million. The weighted average interest rate on short-term borrowings at December 31, 1997 and 1996 was 7.22% and 6.61%, respectively.

            The credit facilities contain certain financial covenants dealing with the Company's tangible net worth, working capital, funded indebtedness and fixed charge coverage ratio. The credit facilities also include certain restrictions which affect the Company's ability to incur additional debt, sell or place liens upon assets, provide guarantees and make loans, advances, investments and certain expenditures.

   5.  LONG-TERM DEBT

        Long-term debt consists of the following (in thousands):

                                                           December 31,

                                                        1997        1996
   7.55% Series A Senior Note, due
   from 1999 through 2003                             $32,500     $32,500

   7.87% Series B Senior Note, due
   from 2004 through 2005                              11,000      11,000

   8.06% Series C Senior Note, due
   from 2006 through 2008                              16,500      16,500

   8.71% Senior loan, collateralized
   by certain real estate, due from
   1998 through 2004                                    8,000       8,000

   Prime rate credit loan from supplier                   -         1,415

   Prime rate bank mortgage loan                          -         1,267

   Other debt                                             337         405

                                                       68,337      71,087

       Less current portion                               690       1,537

                                                      $67,647     $69,550

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

           The 8.71% Senior loan provides for interest only to be paid through July 1998, after which principal and interest are due in quarterly installments.

           Maturities of long-term debt for the next five years are as follows: $690,000 due in 1998, $7,859,000 in 1999, $7,844,000 in 2000,
   $7,833,000 in 2001 and $7,833,000 in 2002.

   6. OTHER ASSETS

            Other assets consist of the following (in thousands):

                                                            December 31,

                                                         1997        1996

       Notes receivable                               $ 8,445     $ 9,274
       Investments in joint ventures                    2,811       2,433
       Other intangible assets, net                       741         831
       Other                                            1,529       1,537
                                                      $13,526     $14,075

           The notes receivable totals include a note for $4,897,000 from a former distributor. The maker of the note was discharged in a proceeding under Chapter 11 of the Bankruptcy Code in 1991. The Company received distributions totaling $308,000 from the bankruptcy proceeding. The Company holds written guarantees of the distributor's account, absolute and continuing in form, signed by the principal former owners and officers of the distributor and their wives, upon which the Company filed suit in 1989. The defendants have pleaded various defenses based on, among other things, an alleged oral cancellation of the guarantees. The defendants have also filed a third party complaint against the Company's former chief executive officer in which they claim the right to recover against him for any liability they may have to the Company. No trial date has been set at this time; however, the Company expects that the lawsuit will be tried within the next few months. The Company believes that the defendants' defenses are invalid and that there is no merit to the third-party complaint. The Company knows of no reason to believe that the defendants will be unable to pay any judgment that may be entered against them in the action.

   7.  LEASES

           Rental expense of $3,031,000, $2,545,000 and $2,069,000 was charged to operations in 1997, 1996 and 1995, respectively, after deducting sublease income applicable to 1997 and 1996 of $2,122,000 and $996,000, respectively. Minimum noncancelable real property lease commitments at December 31, 1997 were as follows (in thousands):

              Year                                     Amount

              1998                                    $ 5,018
              1999                                      4,746
              2000                                      4,275
              2001                                      3,285
              2002                                      3,092
              Thereafter                                9,893
                                                       30,309
              Less sublease income                     10,483
                                                      $19,826

           The commitments relate substantially to distribution facilities. In addition to the above rental payments, the Company is obligated in some instances to pay real estate taxes, insurance and certain maintenance.

   8.  INCOME TAXES

            The Company records income taxes using the liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Income taxes provided for the years ended December 31, 1997, 1996 and 1995 were as follows (in thousands):

                                                  1997      1996      1995
           Current:
               Federal                          $ 8,910   $ 9,375   $ 8,868
               State                              1,391     1,370     1,116
                                                 10,301    10,745     9,984
           Deferred                               1,586      (845)     (461)

                                                $11,887   $ 9,900   $ 9,523


           The provision for deferred income taxes represents the change in the Company's net deferred income tax asset or liability during the year, including the effect of enacted tax rate changes. Deferred income taxes arise from temporary differences between the tax basis of the Company's assets and liabilities and their reported amounts in the financial statements. Included in the Big O assets acquired was a deferred income tax asset of $3,365,000, while liabilities assumed in the Big O acquisition included a deferred income tax liability of $7,604,000.

           The net deferred income tax asset in the financial statements at December 31, 1997 included $824,000 related to the allowance for doubtful accounts and notes, $1,366,000 related to inventory reserves and basis differences, and $2,696,000 related to accrued warranty reserves. At December 31, 1996, the net deferred income tax asset included $3,156,000 related to the allowance for doubtful accounts and notes, $1,364,000 related to inventories and $2,596,000 related to warranty reserves. The net deferred income tax liability at December 31, 1997 and 1996 included $6,913,000 and $7,093,000, respectively, related to trademarks.

           The difference between the Company's effective income tax rate and the statutory U. S. Federal income tax rate is reconciled as follows:

                                                  1997      1996      1995

           Statutory U.S. Federal rate            35.0%     35.0%     35.0%
           State income taxes                      2.9       3.5       2.9
           Other                                   (.3)       .5        .5

           Effective tax rate                     37.6%     39.0%     38.4%


   9.  RETIREMENT PLANS

           The Company has a defined benefit pension plan covering many of its employees. The benefits are based on years of service and the employee's final compensation. The Company makes contributions to the plan, not to exceed the maximum amount that can be deducted for federal income tax purposes. This amount is computed using a different actuarial cost method and different assumptions from those used for financial reporting purposes.

   9.  RETIREMENT PLANS (Continued)

           The following table sets forth the defined benefit pension plan's funded status and amounts recognized in the Company's balance sheets (in thousands):

                                                           December 31,

                                                          1997        1996
       Actuarial present value of accumulated
           benefit obligations, including
           vested benefits of $4,123 in 1997
           and $3,991 in 1996                           $(4,206)    $(4,273)

       Actuarial present value of projected
           benefit obligations for service
           rendered to date                             $(6,852)    $(6,589)

       Plan assets at fair value, primarily
           listed stocks and U.S. bonds                   6,176       6,590

       Plan assets over (under) projected
           benefit obligation                              (676)          1

       Unrecognized net loss from experience
        different from that assumed                       1,782       2,147

       Unrecognized net assets at January 1,
           1997 and 1996 being recognized
           over 15.53 years                                 (47)        (75)

       Unrecognized prior service cost                      111         123

       Prepaid pension cost                             $ 1,170     $ 2,196


               The net expense for the defined benefit pension plan in 1997 included a charge of $810,000 associated with an early retirement program accepted by certain employees. The net expense for 1997, 1996 and 1995 was comprised of the following (in thousands):

                                                   1997       1996       1995

         Service cost                           $   404     $  392     $  274
         Interest cost                              454        419        349
         Return on plan assets                   (1,093)      (639)      (757)
         Net amortization, deferral
           and settlement charges                 1,412        131        616


                                                $ 1,177     $  303     $  482


           The weighted average discount rates used in determining the 1997 and 1996 actuarial present values of projected benefit obligations were 7.00% and 7.25%, respectively. In both the 1997 and 1996 projections, a 5% increase in future compensation levels was used and the expected long-term rate of return on assets was 10%.

           The Company also has an unfunded supplemental retirement plan for certain of its executive officers, to provide benefits in excess of amounts permitted to be paid by its defined benefit pension plan under current tax law. In addition, supplemental retirement provisions are included in the employment agreement of the Company's President and Chief Executive Officer. Expenses for supplemental retirement benefits totaled $377,000 in 1997, $313,000 in 1996 and $199,000 in 1995. At December 31,
   1997, the projected benefit obligation, computed using the same discount rate and compensation assumptions as for the defined benefit pension plan, was $2,296,000. The accumulated benefit obligation, which was reflected as a noncurrent liability at December 31, 1997, totaled $1,847,000.

           The Company maintains an employee savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all of its employees. Contributions by the Company to the 401(k) plan include those based on a specified percentage of employee contributions, as well as discretionary contributions. Expenses recorded for the Company's contributions totaled $422,000 in 1997, $194,000 in 1996 and $62,000 in
   1995.

   10.  STOCKHOLDERS' EQUITY

           The Company is authorized to issue 50,000,000 shares of $.10 par value common stock. In addition, 2,500,000 shares of $.10 par value preferred stock are authorized, none of which were outstanding at December 31, 1997 or 1996.

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

           In 1997, 1996 and 1995, shares of the Company's common stock were repurchased and retired under authorizations made by the Board of Directors. As of December 31, 1997, the Company had unused authorizations from the Board for the repurchase of approximately 2,011,000 additional shares.

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

           The 1989 Plan also authorizes the committee to grant performance awards and restricted stock awards to officers and other key employees. Additionally, the 1989 Plan provides for the annual grant of restricted stock with a market value of $5,000 to each non-employee director of the Company. Each of these shares of restricted stock is accompanied by four options, which are only exercisable under certain conditions and the exercise of which results in the forfeiture of the associated share of restricted stock. The options expire in one-third increments as the associated restricted stock vests. Such tandem options are not included in the totals shown below for outstanding options. At December 31, 1997, 2,216,000 shares were available for future option and restricted stock grants under the 1989 Plan.

           A summary of stock option activity during 1995, 1996 and 1997 is shown below:

                                                                       Weighted
                                                                        Average
                                             Option    Option Price    Exercise
                                             Shares      Range          Price


   Outstanding at January 1, 1995
     (330,360 exercisable)                    438,540  $ 1.48 - $12.13   $ 6.73
      Granted in 1995                         119,325             9.69     9.69
      Exercised in 1995                        37,918    1.48 -   8.00     3.10
      Forfeited in 1995                         6,604    9.69 -  12.13    11.22
   Outstanding at December 31, 1995
     (332,099 exercisable)                    513,343  $ 1.48 - $12.13   $ 7.62
      Granted in 1996                          72,731    6.38 -   8.88     8.47
      Exercised in 1996                        58,038    1.48 -   6.55     2.35
      Forfeited in 1996                        14,396    9.69 -  12.13    10.17
   Outstanding at December 31, 1996
     (331,784 exercisable)                    513,640  $ 5.03 - $12.13   $ 8.27
      Granted in 1997                         324,112             7.75     7.75
      Exercised in 1997                        53,261    5.03 -   6.55     6.20
      Forfeited in 1997                        34,711    6.55 -  12.13     9.81
   Outstanding at December 31, 1997
     (330,225 exercisable)                    749,780  $ 5.03 - $12.13   $ 8.12


           Additional information regarding stock options outstanding at December 31, 1997 is shown below:

                                  Outstanding Options        Exercisable Options
                                         Weighted  Weighted            Weighted
                                         Average   Average             Average
                         Option          Exercise  Remaining  Option   Exercise
   Option Price Range    Shares           Price      Term     Shares    Price

   $5.03  - $7.50        183,293          $ 5.90    3.0 yrs.  181,212   $ 5.89

   $7.51  - $10.00       478,670            8.24    8.7 yrs.   79,949     9.38

   $10.01 - $12.13        87,817           12.09    5.6 yrs.   69,064    12.08

                         749,780                              330,225

           The option shares listed for the three-year period ended December 31, 1997 include any with stock appreciation rights (SAR's). No SAR's were granted during this three-year period. 63,280 SAR's were outstanding at January 1, 1995, each with an exercise price of $1.71 per share.
   25,000 SAR's were exercised in 1995 and 38,280 were exercised in 1996. No stock appreciation rights were outstanding as of December 31, 1997 or 1996. Amounts in the statements of income relating to stock appreciation rights included a credit of $30,000 in 1996 and a charge of $23,000 in 1995.

           The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation has been recognized for the stock options granted in 1997, 1996 or 1995. Using fair value assumptions specified in SFAS No. 123, the weighted average per share value of options granted during 1997, 1996 and 1995 was $3.36, $3.29 and $3.66, respectively. Had compensation cost for such option grants been determined using such assumptions, the Company's net income on a pro forma basis would have been $19,355,000 in 1997, $15,405,000 in 1996 and
   $15,238,000 in 1995, compared to reported net income of $19,700,000 in 1997, $15,499,000 in 1996 and $15,249,000 in 1995. Earnings per share on a pro forma basis would have been $.82 in 1997 rather than the reported $.84. Pro forma earnings per share in both 1996 and 1995 were the same as the reported amounts.

           The fair value of each option granted in 1997, 1996 and 1995 was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: dividend yield of 0%; expected lives of 5 years and risk-free interest rates equal to zero-coupon governmental issues. The expected volatility used for options granted were 37.8% for 1997 and 30% for 1996 and 1995.

   12.  FINANCIAL GUARANTEES AND CREDIT RISK

           The Company's Big O Tires, Inc. subsidiary has provided certain financial guarantees associated with real estate leases and financing of its franchisees. Although the guarantees were issued in the normal course of business to meet the financing needs of its franchisees, they represent credit risk in excess of the amounts reported on the balance sheet as of December 31, 1997. The contractual amounts of the guarantees, which represent the Company's maximum exposure to credit loss in the event of non-performance by the franchisees, totaled $8,440,000 as of December 31, 1997, including $3,937,000 related to franchisee financing and $4,503,000 related to real estate leases. In addition, Big O is the guarantor of the mortgage loan on a formerly-owned building. At December 31, 1997, the exposure to credit loss on such mortgage loan totaled $2,642,000.

           Most of the above franchisee financing and lease guarantees extend for more than five years and expire in decreasing amounts through 2009. The credit risk associated with these guarantees is essentially the same as that involved in extending loans to the franchisees. Big O evaluates each franchisee's creditworthiness and requires that sufficient collateral (primarily inventories and equipment) and security interests be obtained by the third party lenders or lessors, before the guarantees are issued. There are no cash requirements associated with the guarantees, except in the event that an actual financial loss is subsequently incurred due to non-performance by the franchisees.

   13.  LEGAL PROCEEDINGS

           In addition to the litigation described in Note 6, the Company is involved in various legal proceedings which are routine to the conduct of its business. The Company does not believe that any such routine litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

   14.  REFOCUS OF OPERATIONS ON REPLACEMENT TIRE BUSINESS

           In December 1996, the Company decided to refocus its operations on the replacement tire business and discontinue the marketing of certain non-tire products such as batteries, wheels, ride-control products and filters to independent distributors. The decision resulted in the December 1996 sale of certain assets of the Company's former battery distribution subsidiary, as well as other marketing and operational changes which were completed by the end of the first quarter of 1997. There was no impact on the products marketed through the Company's Big O Tires subsidiary.

             A total of $2.4 million in pre-tax charges was recorded in the fourth quarter of 1996 related to these changes. Included were charges of $1.2 million to cost of goods sold associated with inventory write-downs, $700,000 in selling and administrative expenses and $460,000 in other expenses.

   SUPPLEMENTARY DATA:

   QUARTERLY FINANCIAL INFORMATION

           Unaudited quarterly results for 1997 and 1996 are summarized as follows:
                                (In thousands, except per share amounts)

                                First       Second     Third      Fourth
                               Quarter     Quarter    Quarter     Quarter
   1997

   Net sales                     $144,367   $163,785   $182,648    $152,052
   Cost of sales                  123,071    139,261    155,713     126,074
   Net income                       3,231      4,784      6,042       5,643
   Earnings per share*           $    .14   $    .20   $    .26    $    .24

   1996

   Net sales                     $124,005   $137,561   $177,338    $165,681
   Cost of sales                  110,065    123,854    153,875     140,816
   Net income                       3,389      3,227      4,730       4,153
   Earnings per share*           $    .14   $    .14   $    .20    $    .17

   * Basic and assuming dilution

   Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE


               None.



                                    PART III


   Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               Except for information concerning executive officers of the Company which is set forth in Part I of this Report, the information required by this Item 10 is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 22, 1998, under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", and is incorporated herein by this reference.


   Item 11.    EXECUTIVE COMPENSATION

               The information required by this Item 11 is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 22, 1998, under the captions "Election of Directors" and "Executive Compensation", and, with the exception of the information disclosed in the Proxy Statement pursuant to Item 402(k) or 402(l) of Regulation S-K, is incorporated herein by this reference.


   Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

               The information required by this Item 12 is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 22, 1998, under the caption "Security Ownership of Management and Principal Stockholders", and is incorporated herein by this reference.



   Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The information required by this Item 13 is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 22, 1998, under the captions "Election of Directors" and "Executive Compensation", and is incorporated herein by this reference.

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

                  The following items, including consolidated financial statements of the Company, are set forth at Item 8 of this
                  Report:

                       Report of Independent Certified Public Accountants

                       Consolidated Balance Sheets - December 31, 1997, and
                       1996

                       Consolidated Statements of Income - Years ended December 31, 1997, 1996, and 1995

                       Consolidated Statements of Stockholders' Equity - Years ended December 31, 1995, 1996 and 1997


                       Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996, and 1995

                       Notes to Consolidated Financial Statements

                  (a)  (2)  FINANCIAL STATEMENT SCHEDULES

                       Report of Independent Certified Public Accountants (at p. 35 of this Report)

                       Schedule II -  Valuation and qualifying accounts (at
                                      p. 36 of this Report)

                       All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

                  (a)  (3)  EXHIBITS


                  See INDEX to EXHIBITS included at p. 37 of this Report

                  (b)  REPORTS ON FORM 8-K

                  The Company did not file any Reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TBC Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Memphis, Tennessee, on this 11th day of February, 1998.

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


       Name                              Title                    Date



   /s/ LOUIS S. DiPASQUA             President, Chief         February 11, 1998
   Louis S. DiPasqua                 Executive Officer
                                     and Director

   /s/ RONALD E. McCOLLOUGH          Senior Vice President    February 11, 1998
   Ronald E. McCollough              Operations and
                                     Treasurer (principal
                                     accounting and
                                     financial officer)





   * MARVIN E. BRUCE                 Chairman of the Board    February 11, 1998
   Marvin E. Bruce                   of Directors



   * ROBERT E. CARROLL, JR.          Director                 February 11, 1998
   Robert E. Carroll, Jr.



   * ROBERT H. DUNLAP                Director                 February 11, 1998
   Robert H. Dunlap

   * DWAIN W. HIGGINBOTHAM           Director                 February 11, 1998
   Dwain W. Higginbotham



   * CHARLES A. LEDSINGER, JR.       Director                 February 11, 1998
   Charles A. Ledsinger, Jr.




   * RICHARD A. McSTAY               Director                 February 11, 1998
   Richard A. McStay



   * ROBERT M. O'HARA                Director                 February 11, 1998
   Robert M. O'Hara



   * ROBERT R. SCHOEBERL             Director                 February 11, 1998
   Robert R. Schoeberl



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




                             COOPERS & LYBRAND L.L.P.




   Memphis, Tennessee
   January 30, 1998


                                 TBC CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                 (In thousands)



                                        Additions
                                      Charged     Charged
                                      to Costs      to
                          Balance       and        Other                     Balance
                         January 1,   Expenses    Accounts    Deductions     December 31,
       1997

   Warranty reserve......$ 6,675        $ 6,422    $   -         $ 6,166<F2>    $ 6,931

   Allowance for
      doubtful
      accounts...........  8,879          1,394        -           2,929<F3>      7,344


      1996

   Warranty reserve......  1,002          4,159      5,613<F1>     4,099<F2>      6,675

   Allowance for
      doubtful
      accounts...........  8,014          1,640      1,954<F1>     2,729<F3>      8,879


      1995

   Warranty reserve......    975          1,591        -           1,564<F2>      1,002

   Allowance for
      doubtful
      accounts...........  7,069          1,546        123           724<F3>      8,014

<F1>Includes amounts for Big O Tires, Inc. as of the July 10, 1996 acquisition date.
<F2>Amounts added during current year and payable at year end less amount payable at beginning of year.
<F3>Accounts written off during year, net of recoveries.

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

     4.2           First Amendment, dated July 1, 1997, to Long Term
                   Credit Agreement among TBC Corporation, the lending institutions party thereto, First Tennessee Bank
                   National Association as Administrative Agent, and
                   NBD Bank as Co-Agent, was filed as Exhibit 4.1 to
                   the TBC Corporation Quarterly Report on Form 10-Q
                   for the quarter ended September 30, 1997 ...........    *

     4.3           $48,500,000 Short Term Credit Agreement, dated as
                   of September 25, 1996, among TBC Corporation, the
                   lending institutions party thereto, First Tennessee
                   Bank National Association as Administrative Agent,
                   and NBD Bank as Co-Agent, including as Exhibit A-1
                   the form of Revolving Note, dated September 25,
                   1996, issued by TBC Corporation to each lender
                   pursuant thereto, including as Exhibit A-2 the
                   form of Swing Line Note, dated September 25, 1996,
                   issued by TBC Corporation to First Tennessee Bank National Association pursuant thereto, and including as Exhibit F the form of Continuing
                   Guaranty executed by certain subsidiaries of TBC Corporation in connection therewith, was filed as
                   Exhibit 4.2 to the TBC Corporation Quarterly
                   Report on Form 10-Q for the quarter ended
                   September 30, 1996..................................    *

     4.4           First Amendment, dated July 1, 1997, to Short Term
                   Credit Agreement among TBC Corporation, the lending institutions party thereto, First Tennessee Bank
                   National Association as Administrative Agent, and
                   NBD Bank as Co-Agent, was filed as Exhibit 4.2 to
                   the TBC Corporation Quarterly Report on Form 10-Q
                   for the quarter ended September 30, 1997 ...........    *

     4.5           Second Amendment, dated September 23, 1997, to
                   Short Term Credit Agreement among TBC Corporation,
                   the lending institutions party thereto, First
                   Tennessee Bank National Association as
                   Administrative Agent, and NBD Bank as Co-Agent,
                   was filed as Exhibit 4.3 to the TBC Corporation
                   Quarterly Report on Form 10-Q for the quarter
                   ended September 30, 1997 ...........................    *

     4.6           Third Amendment to Short Term Credit Agreement and
                   Second Amendment to Long Term Credit Agreement,
                   dated October 28, 1997, among TBC Corporation, the
                   lending institutions party thereto, First Tennessee
                   Bank National Association as Administrative Agent,
                   and NBD Bank as Co-Agent ...........................    45

     4.7           Third Amendment to Long Term Credit Agreement and
                   Fourth Amendment to Short Term Credit Agreement,
                   dated December 17, 1997, among TBC Corporation, the lending institutions party thereto, First Tennessee
                   Bank National Association as Administrative Agent,
                   and NBD Bank as Co-Agent ...........................    48

     4.8           Note Purchase and Private Shelf Agreement, dated
                   July 10, 1996, between TBC Corporation and The
                   Prudential Insurance Company of America, was filed
                   as Exhibit 4.1 to the TBC Corporation Current
                   Report on Form 8-K, dated July 10, 1996 ............    *

     4.9           Series A, Series B, and Series C Senior Notes,
                   dated July 10, 1996, issued by TBC Corporation
                   pursuant to the Note Purchase Agreement
                   referenced in item 4.8 above, were filed as
                   Exhibit 4.2 to the TBC Corporation Current Report
                   on Form 8-K, dated July 10, 1996 ...................    *

     4.10          Amendment No. 1, dated September 20, 1996, to the
                   Note Purchase Agreement referenced in item 4.8
                   above, including form of Continuing Guaranty
                   executed by certain subsidiaries of TBC Corporation
                   in connection therewith, was filed as Exhibit 4.5
                   to the TBC Corporation Quarterly Report on Form
                   10-Q for the quarter ended September 30, 1996 ......    *

     4.11          Other long-term debt instruments ...................    #


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

    10.4           Amendment, dated July 1, 1996, to Executive
                   Employment Agreement between the Company and
                   Mr. Louis S. DiPasqua was filed as Exhibit 10.4
                   to the TBC Corporation Annual Report on Form 10-K
                   for the year ended December 31, 1996 ...............    *

    10.5           TBC Corporation 1989 Stock Incentive Plan, as
                   amended and restated April 23, 1997 was filed as
                   Exhibit 10.1 to the TBC Corporation Quarterly
                   Report on Form 10-Q for the quarter ended
                   June 30, 1997 ......................................    *

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

    10.9           Amendment, dated July 1, 1996, to Executive
                   Employment Agreement between the Company and
                   Mr. Kenneth P. Dick was filed as Exhibit 10.10
                   to the TBC Corporation Annual Report on Form 10-K
                   for the year ended December 31, 1996 ...............    *

    10.10 Agreement to Extend Executive Employment Agreement, between the Company and Mr. Kenneth P. Dick dated
                   October 31, 1997....................................    51

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

    10.13          Amendment, dated July 1, 1996, to Executive
                   Employment Agreement between the Company and
                   Mr. Bob M. Hubbard was filed as Exhibit 10.13
                   to the TBC Corporation Annual Report on Form 10-K
                   for the year ended December 31, 1996 ...............    *

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

    10.15          Amendment, dated July 1, 1996, to Executive
                   Employment Agreement between the Company and
                   Mr. Ronald E. McCollough was filed as Exhibit 10.16
                   to the TBC Corporation Annual Report on Form 10-K
                   for the year ended December 31, 1996 ...............    *

    10.16 Agreement to Extend Executive Employment Agreement, between the Company and Mr. Ronald E. McCollough
                   dated October 31, 1997..............................    52

    10.17          Amended and Restated Executive Employment Agreement
                   dated as of August 1, 1997 between the Company and
                   Mr. Barry D. Robbins, including Trust Agreement as Exhibit A thereto was filed as Exhibit 10.2 to the
                   TBC Corporation Quarterly Report on Form 10-Q for
                   the quarter ended September 30, 1997 ...............    *

    10.18          TBC Corporation Management Incentive Compensation
                   Plan, effective January 1, 1997, was filed as
                   Exhibit 10.1 to the TBC Corporation Quarterly
                   Report on Form 10-Q for the quarter ended
                   September 30, 1997 .................................    *

    10.19          TBC Corporation Executive Supplemental Retirement
                   Plan, as amended through August 1, 1997, was filed
                   as Exhibit 10.3 to the TBC Corporation Quarterly
                   Report on Form 10-Q for the quarter ended September
                   30, 1997 ...........................................    *

                   Other Material Contracts

    10.20          Lease Agreement, dated February 25, 1980, between
                   TBC Corporation and Vantage-Memphis, Inc. was
                   filed as Exhibit 10.2 to TBC Corporation Registra-
                   tion Statement on Form S-1, filed on April 21, 1983
                   (Reg. No. 2-83216)..................................    *

    10.21          Modification and Ratification of Lease, dated
                   April 16, 1991, between TBC Corporation and
                   Vantage-Memphis, Inc. was filed as Exhibit 10.11
                   to the TBC Corporation Annual Report on Form 10-K
                   for the year ended December 31, 1991 ...............    *

    10.22          Lease Agreement, dated September 23, 1992, between
                   TBC Corporation and Weston Management Company
                   (for Weston Building #105) was filed as Exhibit
                   10.18 to the TBC Corporation Annual Report on
                   Form 10-K for the year ended December 31, 1992 .....    *

    10.23          Lease Agreement, dated September 23, 1992, between
                   TBC Corporation and Weston Management Company
                   (for Weston Building #108) was filed as Exhibit
                   10.19 to the TBC Corporation Annual Report on
                   Form 10-K for the year ended December 31, 1992 .....    *

    10.24          Form of TBC Corporation's standard Distributor
                   Agreement was filed as Exhibit 10.1 to the TBC
                   Corporation Quarterly Report on Form 10-Q for the
                   quarter ended June 30, 1994 ........................    *

    10.25          Form of Franchise Agreement in use by Big O Tires,
                   Inc. ...............................................    53

    10.26          Agreement, dated October 1, 1977, between TBC
                   Corporation and The Kelly-Springfield Tire
                   Company, including letter dated June 30, 1978,
                   was filed as Exhibit 10.6 to TBC Corporation
                   Registration Statement on Form S-1, filed on
                   April 21, 1983 (Reg. No. 2-83216) ..................    *

    10.27 Ten-Year Commitment Agreement, dated March 21, 1994, between the Company and The Kelly-Springfield Tire Company, was filed as Exhibit 10.2 to the TBC
                   Corporation Quarterly Report on Form 10-Q for the
                   quarter ended March 31, 1994 .......................    *

    10.28          Agreement, effective January 1, 1994, signed
                   April 25, 1994, between the Company and Cooper
                   Tire & Rubber Company, was filed as Exhibit 10.2 to
                   the TBC Corporation Quarterly Report on Form 10-Q
                   for the quarter ended June 30, 1994 ................    *

   (21)            SUBSIDIARIES OF THE COMPANY:

    21.1           List of the names and jurisdictions of
                   incorporation of the subsidiaries of the Company ...    106

   (23)            CONSENTS OF EXPERTS AND COUNSEL:

    23.1           Consent of Coopers & Lybrand L.L.P., Independent
                   Certified Public Accountants, to incorporation by
                   reference of their report dated January 30, 1998
                   in Post-Effective Amendment No. 1 to Registration
                   Statement on Form S-8 for the Company's 1989 Stock
                   Incentive Plan (Reg. No. 33-43166) .................    107

   (24)            POWER OF ATTORNEY:

    24.1           Power of attorney of each person who signed this
                   Annual Report on Form 10-K on behalf of another
                   pursuant to a power of attorney ....................    108

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

                               FOR THE YEAR ENDED
                                DECEMBER 31, 1997