Form 10-Q
period 1998-03-31
TBC CORP
filed 1998-04-22
CIK 718449

CONFORMED COPY


                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC  20549

                                FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   FOR THE QUARTER ENDED                         COMMISSION FILE NUMBER
   MARCH 31, 1998                                  0-11579


                             TBC CORPORATION
         (Exact name of registrant as specified in its charter)

               DELAWARE                                 31-0600670
   (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                Identification No.)


        4770 Hickory Hill Road
           Memphis, Tennessee                                 38141
         (Address of principal                              (Zip Code)
           executive offices)

   Registrant's telephone number, including area code:   (901) 363-8030

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

                                                     YES  X    NO


   23,066,347 Shares of Common Stock were outstanding as of March 31, 1998.


                   INDEX TO EXHIBITS at page 12 of this Report


   PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements


                                TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                     ASSETS

                                                    March 31,     December 31,
                                                      1998            1997
                                                  (Unaudited)
   CURRENT ASSETS

    Cash and cash equivalents                       $    -         $    917

    Accounts and notes receivable, less
      allowance for doubtful accounts
      of $7,175 on March 31, 1998
      and $7,344 on December 31, 1997:
               Related parties                        20,313         15,072
           Other                                      63,156         62,267

           Total accounts and notes receivable        83,469         77,339

    Inventories                                       96,895         84,806
    Refundable federal and state income taxes            638          2,489
    Deferred income taxes                              4,865          4,863
    Other current assets                              11,066         12,784

         Total current assets                        196,933        183,198


   PROPERTY, PLANT AND EQUIPMENT, AT COST

    Land and improvements                              7,242          5,604
    Buildings and leasehold improvements              24,566         23,167
    Furniture and equipment                           30,122         29,455
                                                      61,930         58,226
    Less accumulated depreciation                     23,521         21,967

         Total property, plant and equipment          38,409         36,259


   TRADEMARKS, NET                                    17,225         17,337


   GOODWILL, NET                                      14,533         14,628


   OTHER ASSETS                                       14,805         13,526


   TOTAL ASSETS                                     $281,905       $264,948




   See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                            CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                    March 31,     December 31,
                                                      1998            1997
                                                  (Unaudited)
   CURRENT LIABILITIES

    Outstanding checks, net                         $  1,052       $  3,237

    Notes payable to banks                            18,852         22,496

    Current portion of long-term debt                  1,024            690

    Accounts payable, trade                           33,425         10,879

    Other current liabilities                         13,592         15,482

         Total current liabilities                    67,945         52,784


   LONG-TERM DEBT, LESS CURRENT PORTION               67,173         67,647


   NONCURRENT LIABILITIES                              2,962          2,876


   DEFERRED INCOME TAXES                               7,433          7,454



   STOCKHOLDERS' EQUITY

    Common stock, $.10 par value,
       shares issued and outstanding -
       23,066 on March 31, 1998 and
       23,163 on December 31, 1997                     2,307          2,316

    Additional paid-in capital                        10,230          9,788

    Retained earnings                                123,855        122,083

         Total stockholders' equity                  136,392        134,187


   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $281,905       $264,948




   See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                         CONSOLIDATED STATEMENTS OF INCOME


                    (In thousands, except per share amounts)

                                   (Unaudited)




                                                          Three Months
                                                         Ended March 31,

                                                      1998          1997

   NET SALES*                                       $140,735      $144,367

   COSTS AND EXPENSES


    Cost of sales                                    118,401       123,071
    Distribution                                       7,745         7,083
    Selling and administrative                         8,614         8,152
    Interest expense                                   1,440         1,421
    Other (income) expense - net                        (582)         (695)

        Total costs and expenses                     135,618       139,032

   INCOME BEFORE INCOME TAXES                          5,117         5,335


   PROVISION FOR INCOME TAXES                          1,967         2,104

   NET INCOME                                       $  3,150      $  3,231



   EARNINGS PER SHARE -
     Basic and assuming dilution                    $    .14      $    .14











   * Including sales to related parties of $34,016 and $34,707 in the three months ended March 31, 1998 and 1997, respectively.





   See accompanying notes to consolidated financial statements.

                                TBC CORPORATION

                           CONSOLIDATED STATEMENTS OF

                              STOCKHOLDERS' EQUITY

                                 (In thousands)

                                   (Unaudited)

                                    Common Stock     Additional
                                  Number of           Paid-In   Retained
                                   Shares  Amount     Capital   Earnings    Total
   Three Months Ended
       March 31, 1997
   BALANCE, JANUARY 1, 1997        23,727   $2,373    $ 9,624   $107,808   $119,805

    Net income for period                                          3,231      3,231

    Issuance of common stock
       under stock option and
       incentive plan                   6      -           35       -            35

    Repurchase and retirement
       of common stock               (189)     (19)       (76)    (1,468)    (1,563)

    Tax benefit from exercise
       of stock options               -        -            5       -              5


   BALANCE, MARCH 31, 1997         23,544   $2,354    $ 9,588   $109,571    $121,513



   Three Months Ended
       March 31, 1998

   BALANCE, JANUARY 1, 1998        23,163    $2,316   $ 9,788   $122,083    $134,187

    Net income for period                                          3,150       3,150

    Issuance of common stock
       under stock option and
       incentive plan                  67        7        454       -            461

    Repurchase and retirement
       of common stock               (164)     (16)       (69)    (1,378)     (1,463)

    Tax benefit from exercise
       of stock options               -        -           57        -            57


   BALANCE, MARCH 31, 1998         23,066   $2,307    $10,230    $123,855   $136,392


   See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)
                                                           Three Months
                                                          Ended March 31,
                                                           1998       1997
   OPERATING ACTIVITIES
    Net income                                          $  3,150   $  3,231

    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation                                    1,599      1,590
           Amortization                                      243        242
           Deferred income taxes                             (23)       (54)
           Equity in earnings from joint ventures            (58)      (144)
           Changes in operating assets and liabilities:
                 Receivables                              (7,176)    (2,912)
                 Inventories                             (12,089)   (12,097)
                 Other current assets                      1,866        540
                 Other assets                                179       (298)
                 Accounts payable, trade                  22,546     (1,339)
                 Federal and state income taxes
                refundable or payable                      1,908      1,274
              Other current liabilities                   (1,890)      (608)
                 Noncurrent liabilities                       86         52

                   Net cash provided by (used in)
                   operating activities                   10,341    (10,523)

   INVESTING ACTIVITIES
    Purchase of property, plant and equipment             (3,899)    (1,267)
    Investment in joint ventures                            (390)       -
    Other, net                                               150        475
                Net cash used in investing activities     (4,139)      (792)

   FINANCING ACTIVITIES
    Net bank borrowings (repayments) under
        short-term borrowing arrangements                 (3,644)    11,027
    Increase (decrease) in outstanding checks, net        (2,185)     2,269
    Payments on long-term debt                              (140)      (453)
    Issuance of common stock under stock option
        and incentive plan                                   313         35
    Repurchase and retirement of common stock             (1,463)    (1,563)

                   Net cash provided by (used in)
                   financing activities                   (7,119)    11,315
   Increase (decrease) in Cash and Cash Equivalents         (917)       -

   CASH AND CASH EQUIVALENTS
    Balance - Beginning of period                            917        -

    Balance - End of period                              $   -      $   -


   Supplemental Disclosures of Cash Flow Information:
    Cash paid for - Interest                             $ 1,545    $ 1,399
                  - Income taxes                              82        884

   Supplemental Disclosure of Non-Cash Financing
     Activities:
      Tax benefit from exercise of stock options         $    57    $     5
      Issuance of restricted stock under stock
         incentive plan                                      148         -



   See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)




   1.   Financial Statement Presentation

        The December 31, 1997 balance sheet was derived from audited financial statements. The consolidated balance sheet as of March 31, 1998, and the consolidated statements of income, stockholders' equity and cash flows for the three months ended March 31, 1998 and 1997, have been prepared by the Company, without audit. It is Management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1998 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.


        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report.


   2.   Earnings Per Share


        Basic earnings per share have been computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares and equivalents outstanding. The weighted average number of common shares outstanding totaled 23,107,000 and 23,625,000 during the three months ended March 31, 1998 and 1997, respectively. Common share equivalents, representing shares issuable upon assumed exercise of stock options, totaled 111,000 in the current period and 91,000 in the prior year first quarter. The weighted average number of common shares and equivalents outstanding totaled 23,218,000 and 23,716,000 during the three months ended March 31, 1998 and 1997, respectively.


   3.   Other Assets

        Other assets consist of the following (in thousands):



                                                     March 31,    December 31,
                                                        1998          1997

             Notes receivable                          $ 9,491     $ 8,445
             Investments in joint ventures               3,095       2,811
             Other intangible assets, net                  735         741
             Other                                       1,484       1,529

                                                       $14,805     $13,526

                                 TBC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   (Unaudited)



   3.   Other Assets (continued)

        The notes receivable totals include a note for $4,897,000 from a former distributor. The maker of the note was discharged in a proceeding under Chapter 11 of the Bankruptcy Code in 1991. The Company received distributions totaling $308,000 from the bankruptcy proceeding. The Company holds written guarantees of the distributor's account, absolute and continuing in form, signed by the principal former owners and officers of the distributor and their wives, upon which the Company filed suit in 1989. The defendants have pleaded various defenses based on, among other things, an alleged oral cancellation of the guarantees. The defendants have also filed a third party complaint against the Company's former chief executive officer in which they claim the right to recover against him for any liability they may have to the Company. The lawsuit is scheduled to be tried in June 1998. The Company believes that the defendants' defenses are invalid and that there is no merit to the third party complaint. The Company knows of no reason to believe that the defendants will be unable to pay any judgment that may be entered against them in the action.

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




   Financial Condition

        The Company's financial position and liquidity remain strong. Working capital totaled $129.0 million at March 31, 1998 compared to $130.4 million at December 31, 1997. Current accounts and notes receivable increased by $6.1 million and inventories increased by $12.1 million during the current quarter, due largely to seasonal fluctuations. The net total owed to banks and vendors, consisting of the combined balances of cash and cash equivalents, outstanding checks, notes payable to banks and accounts payable, increased $17.6 million from December 31, 1997 to March 31, 1998. This increase, together with cash generated from operations, enabled the Company to fund the above-noted increases in receivables and inventories, as well as stock repurchases and normally recurring capital expenditures during the first three months of 1998.



   Results of Operations

        Net sales decreased 2.5% during the first quarter compared to the year-earlier level. Sales of tires accounted for approximately 95% of total sales in the first quarter of 1998 versus 93% in the first three months of 1997, reflecting the discontinuation of the marketing of certain non-tire products such as batteries, wheels and ride control products to TBC's independent distributors. Unit tire shipments declined 1.9% compared to the strong unit volume in the prior year first quarter. The average tire sales price increased 1.5% in the current quarter compared with the year-earlier level, due primarily to changes in the mix of tires shipped.

        Cost of sales as a percentage of net sales decreased from 85.2% in the first quarter of 1997 to 84.1% in the current quarter. The decline was due principally to an increased percentage of shipments to franchised retail dealers compared to other customers.

        Distribution expenses increased $662,000 in the current quarter compared to the year-earlier level. The overall increase included higher warehousing and product delivery expenses, related in part to an increase in the percentage of shipments through the Company's distribution facilities rather than direct from manufacturers.

        Selling and administrative expenses increased $462,000 from the level in the first quarter of 1997. Included in the total for the prior year first quarter was a $810,000 charge associated with an early retirement program accepted by certain employees. Excluding that charge, selling and administrative expenses were $1.3 million higher than in the year-earlier period, due largely to the Company's efforts to accelerate the growth in its number of franchised retail dealers. The Company has added personnel and systems and incurred various other operating expenses in conjunction with these expansion efforts.

    Interest expenses and net other income did not change significantly in the first three months of 1998 compared to the year-earlier level.

    The Company's effective tax rate decreased from 39.4% in the first quarter of 1997 to 38.4% in the current quarter, due primarily to a reduction in state taxes.

   PART II.  OTHER INFORMATION







   Item 6.   Exhibits and Reports on Form 8-K


        (a)  Exhibits - See Index to Exhibits



        (b) No reports on Form 8-K were filed during the three months ended March 31, 1998.

                                     SIGNATURE




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           TBC CORPORATION



   April 21, 1998                         By  /s/ Ronald E. McCollough
                                              Ronald E. McCollough
                                              Executive Vice President, Chief
                                                Financial Officer
                                                and Treasurer
                                              (principal accounting and
                                               financial officer)

                            INDEX TO EXHIBITS


                                                                Located at
                                                                Sequentially
   Exhibit No.                  Description                    Numbered Page


        (10)           MATERIAL CONTRACTS:


                       Management Contracts and Compensatory Plans or Arrangements

        10.1 Agreement, dated January 7, 1998, to Extend Executive Employment Agreement between the Company and Louis S. DiPasqua . . . . . . .  13

        10.2           Letter Agreement, dated February 6, 1998,
                       between the Company and Bob M. Hubbard. . . . .  14

        10.3           Form of Trust Agreement (01/01/98 version). . .  19

        10.4 Executive Employment Agreement, dated as of February 20, 1998, between the Company and
                       Lawrence C. Day (without Exhibit A thereto,
                       which is substantially identical to the Form
                       of Trust Agreement filed with the Commission
                       as Exhibit 10.3 hereto) . . . . . . . . . . . .  41