Form 10-Q
period 1998-06-30
TBC CORP
filed 1998-07-30
CIK 718449

CONFORMED COPY


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549

                                  FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   FOR THE QUARTER ENDED                         COMMISSION FILE NUMBER
   JUNE 30, 1998                                   0-11579


                              TBC CORPORATION
           (Exact name of registrant as specified in its charter)


               DELAWARE                                 31-0600670
   (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                Identification No.)


        4770 Hickory Hill Road
           Memphis, Tennessee                                 38141
         (Address of principal                              (Zip Code)
           executive offices)

   Registrant's telephone number, including area code:   (901) 363-8030

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

                                                     YES  X    NO


   23,083,175 Shares of Common Stock were outstanding as of June 30, 1998.


                   INDEX TO EXHIBITS at page 12 of this Report


   PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements


                                TBC CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                     ASSETS

                                                     June 30,     December 31,
                                                      1998            1997
                                                   (Unaudited)
                 CURRENT ASSETS

    Cash and cash equivalents                       $  1,135       $    917

    Accounts and notes receivable, less
      allowance for doubtful accounts
      of $7,326 on June 30, 1998
      and $7,344 on December 31, 1997:
           Related parties                            23,642         15,072
           Other                                      64,447         62,267

           Total accounts and notes receivable        88,089         77,339

    Inventories                                       89,733         84,806
    Refundable federal and state income taxes          2,247          2,489
    Deferred income taxes                              4,677          4,863
    Other current assets                              11,714         12,784

         Total current assets                        197,595        183,198


   PROPERTY, PLANT AND EQUIPMENT, AT COST

    Land and improvements                              7,242          5,604
    Buildings and leasehold improvements              24,809         23,167
    Furniture and equipment                           30,355         29,455
                                                      62,406         58,226
    Less accumulated depreciation                     24,898         21,967

         Total property, plant and equipment          37,508         36,259


   TRADEMARKS, NET                                    17,113         17,337


   GOODWILL, NET                                      14,438         14,628


   OTHER ASSETS                                       15,437         13,526


   TOTAL ASSETS                                     $282,091       $264,948

   See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                    June 30,     December 31,
                                                      1998            1997
                                                  (Unaudited)
   CURRENT LIABILITIES

    Outstanding checks, net                         $  5,902       $  3,237

    Notes payable to banks                            11,677         22,496

    Current portion of long-term debt                  1,359            690

    Accounts payable, trade                           32,311         10,879

    Other current liabilities                         13,948         15,482

         Total current liabilities                    65,197         52,784


   LONG-TERM DEBT, LESS CURRENT PORTION               66,833         67,647


   NONCURRENT LIABILITIES                              2,375          2,876


   DEFERRED INCOME TAXES                               7,408          7,454



   STOCKHOLDERS' EQUITY

    Common stock, $.10 par value,
       shares issued and outstanding -
       23,083 on June 30, 1998 and
       23,163 on December 31, 1997                     2,308          2,316

    Additional paid-in capital                        10,401          9,788

    Retained earnings                                127,569        122,083

         Total stockholders' equity                  140,278        134,187


   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $282,091       $264,948




   See accompanying notes to consolidated financial statements.

                                TBC CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME


                    (In thousands, except per share amounts)

                                   (Unaudited)




                                           Three Months         Six Months

                                           Ended June 30,      Ended June 30,
                                         1998        1997     1998        1997


   NET SALES*                          $161,923   $163,785   $302,658  $308,152

   COSTS AND EXPENSES:


      Cost of sales                     137,148    139,261    255,549   262,332
      Distribution                        8,186      7,775     15,931    14,858
      Selling and administrative          9,049      8,048     17,663    16,200
      Interest expense                    1,552      1,553      2,992     2,974
      Other (income) expense - net         (171)      (746)      (753)   (1,441)

        Total costs and expenses        155,764    155,891    291,382   294,923


   INCOME BEFORE INCOME TAXES             6,159      7,894     11,276    13,229

   PROVISION FOR INCOME TAXES             2,440      3,110      4,407     5,214


   NET INCOME                          $  3,719   $  4,784   $  6,869  $  8,015



   EARNINGS PER SHARE -
     Basic and assuming dilution       $    .16   $    .20    $    .30   $  .34








   * Including sales to related parties of $35,784 and $34,107 in the three months ended June 30, 1998 and 1997, respectively, and $69,800 and $68,814 in the six months ended June 30, 1998 and 1997, respectively.


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

                              STOCKHOLDERS' EQUITY

                                 (In thousands)

                                   (Unaudited)


                                 Common Stock         Additional
                                 Number of             Paid-In      Retained
                                 Shares     Amount     Capital      Earnings   Total

   Six Months Ended
      June 30, 1997
   BALANCE, JANUARY 1, 1997        23,727   $2,373    $ 9,624      $107,808   $119,805

    Net income for period                                             8,015      8,015

    Issuance of common stock
       under stock option and
       incentive plan                  28        3        165           -          168

    Repurchase and retirement
       of common stock               (293)     (30)      (119)       (2,161)    (2,310)

    Tax benefit from exercise
       of stock options               -        -           14           -           14


   BALANCE, JUNE 30, 1997          23,462   $2,346    $ 9,684      $113,662   $125,692



   Six Months Ended
      June 30, 1998

   BALANCE, JANUARY 1, 1998        23,163   $2,316    $ 9,788     $122,083   $134,187

    Net income for period                                            6,869      6,869

    Issuance of common stock
       under stock option and
       incentive plan                  84        8        626           -         634
    Repurchase and retirement
       of common stock               (164)     (16)       (70)      (1,383)    (1,469)

    Tax benefit from exercise
       of stock options               -        -           57           -          57


   BALANCE, JUNE 30, 1998          23,083   $2,308    $10,401     $127,569   $140,278



   See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)
                                                              Six Months
                                                            Ended June 30,
                                                           1998       1997
   OPERATING ACTIVITIES
    Net income                                          $  6,869   $  8,015
        Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation                                    3,302      3,287
           Amortization                                      486        492
           Deferred income taxes                             140       (278)
           Equity in earnings from joint ventures            102       (241)
           Changes in operating assets and liabilities:
                 Receivables                             (12,659)    (4,802)
                 Inventories                              (4,927)    (2,086)
                 Other current assets                      1,386        529
                 Other assets                                219        (36)
                 Accounts payable, trade                  21,432    (10,605)
                 Federal and state income taxes
                refundable or payable                        299        713
              Other current liabilities                   (1,534)       199
                 Noncurrent liabilities                     (501)       118

                   Net cash provided by (used in)
                   operating activities                   14,614     (4,695)

   INVESTING ACTIVITIES
    Purchase of property, plant and equipment             (4,764)    (4,545)
    Investment in joint ventures                            (395)       -
    Other, net                                               213        581
                Net cash used in investing activities     (4,946)    (3,964)

   FINANCING ACTIVITIES
    Net bank borrowings (repayments) under
        short-term borrowing arrangements                (10,819)     8,750
    Increase (decrease) in outstanding checks, net         2,665      4,162
    Payments on long-term debt                              (145)    (2,111)
    Issuance of common stock under stock option
        and incentive plan                                   318        168
    Repurchase and retirement of common stock             (1,469)    (2,310)

                   Net cash provided by (used in)
                   financing activities                   (9,450)     8,659

   Increase (decrease) in Cash and Cash Equivalents          218        -

   CASH AND CASH EQUIVALENTS
    Balance - Beginning of period                            917        -

    Balance - End of period                              $ 1,135    $   -


   Supplemental Disclosures of Cash Flow Information:
    Cash paid for - Interest                             $ 3,199    $ 2,872
                  - Income taxes                           3,968      4,779

   Supplemental Disclosure of Non-Cash Financing
    Activities:
      Tax benefit from exercise of stock options         $    57    $    14
      Issuance of restricted stock under stock
         incentive plan                                      316         -



   See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)




   1.   Financial Statement Presentation

        The December 31, 1997 balance sheet was derived from audited financial statements. The consolidated balance sheet as of June 30, 1998, and the consolidated statements of income, stockholders' equity and cash flows for the periods ended June 30, 1998 and 1997, have been prepared by the Company, without audit. It is Management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1998 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report.


   2.   Earnings Per Share

        Basic earnings per share have been computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares and equivalents outstanding. Common share equivalents represent shares issuable upon assumed exercise of stock options. The weighted average number of common shares and equivalents outstanding for the periods ended June 30, 1998 and 1997, were as follows (in thousands):

                                                Three Months        Six Months
                                               Ended June 30,    Ended June 30,
                                                1998     1997     1998     1997
        Weighted average common
            shares outstanding                23,082   23,501   23,095   23,563

        Common share equivalents                  71       71       93       81

        Weighted average common shares
            and equivalents outstanding       23,153   23,572   23,188   23,644


   3.   Other Assets

            Other assets consist of the following (in thousands):

                                                      June 30,    December 31,
                                                        1998          1997

            Notes receivable                          $10,354      $ 8,445
            Investments in joint ventures               2,921        2,811
            Other intangible assets, net                  613          741
            Other                                       1,549        1,529

                                                      $15,437      $13,526

                                 TBC CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



   3.   Other Assets (continued)

        The notes receivable totals include a note for $4,897,000 from a former distributor. The maker of the note was discharged in a proceeding under Chapter 11 of the Bankruptcy Code in 1991. The Company received distributions totaling $308,000 from the bankruptcy proceeding. The Company holds written guarantees of the distributor's account, absolute and continuing in form, signed by the principal former owners and officers of the distributor and their wives, upon which the Company filed suit in 1989. The defendants have pleaded various defenses based on, among other things, an alleged oral cancellation of the guarantees. The defendants have also filed a third party complaint against the Company's former chief executive officer in which they claim the right to recover against him for any liability they may have to the Company. The lawsuit was scheduled to be tried in June 1998, but was postponed, and has now been set for trial in November 1998. The Company believes that the defendants' defenses are invalid and that there is no merit to the third party complaint. The Company knows of no reason to believe that the defendants will be unable to pay any judgment that may be entered against them in the action.

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Financial Condition

      The Company's financial position and liquidity remain strong. Working capital totaled $132.4 million at June 30, 1998 compared to $130.4 million at December 31, 1997. Current accounts and notes receivable increased by $10.8 million and inventories increased by $4.9 million during the first six months of 1998, due principally to seasonal fluctuations. The net total owed to banks and vendors, consisting of the combined balances of cash and cash equivalents, outstanding checks, notes payable to banks and accounts payable, increased $13.1 million from December 31, 1997 to June 30, 1998. This increase, together with cash generated from operations, enabled the Company to fund the above-noted increases in receivables and inventories, as well as stock repurchases and normally recurring capital expenditures during the first six months of 1998.

   Results of Operations

      Net sales decreased 1.1% during the second quarter and 1.8% in the first six months compared to the year-earlier levels. Sales of tires accounted for approximately 94% of total sales in the second quarter and 95% in the first six months of 1998 versus 94% in the second quarter of 1997 and 93% in the first half of 1997. Unit tire shipments were relatively unchanged, increasing 0.4% in the second quarter and declining 0.7% in the first six months compared to the year-earlier results. The average tire sales price decreased 1.2% in the current quarter and was unchanged during the first half of 1998 compared with 1997 levels, due to the continuation of industry-wide pricing pressures.

      Cost of sales as a percentage of net sales decreased from 85.0% in the second quarter of 1997 to 84.7% in the current quarter. For the year-to-date period, cost of sales declined from 85.1% in 1997 to 84.4% in 1998. The reduction was due principally to an increased percentage of shipments to franchised retail dealers compared to other customers. Gross margin percentages on sales to franchised retailers are generally higher than on shipments to the Company's other customers.

      Distribution expenses as a percentage of net sales increased from 4.7% in the second quarter of 1997 to 5.1% in the current quarter, and from 4.8% in the first six months of 1997 to 5.3% in the first half of 1998. The increases included higher product delivery expenses as well as greater costs for labor and other warehousing items. The fluctuations were related in part to the previously-mentioned increase in the percentage of shipments to franchised retail dealers and the associated higher costs of serving those customers.

      Selling and administrative expenses increased $1.0 million in the second quarter and $1.5 million in the first six months, compared to the year-earlier levels. Included in the total for the prior year was an $810,000 charge in the first quarter associated with an early retirement program accepted by certain employees. Excluding that charge, year-to-date selling and administrative expenses were $2.3 million higher than in the first six months of 1997. The increases were due largely to the Company's efforts to accelerate the growth in its number of franchised retail dealers. The Company has added personnel and systems and incurred various other operating expenses in conjunction with these expansion efforts.

      Interest expenses did not change significantly in the periods ended June 30, 1998 compared to the year-earlier levels. Net other income was lower in the second quarter and first six months of 1998 due to certain charges recorded in conjunction with retail store development activities and to reduced operating results for joint ventures in which the Company has ownership interests.

      The Company's effective tax rate was 39.6% in the current quarter compared to 39.4% in the year-earlier period. For the first six months, the effective tax rate was 39.1% in 1998 compared to 39.4% in 1997. The changes between interim periods and when compared to the effective tax rate for the year 1997 were due primarily to fluctuations in state income taxes.

   PART II.  OTHER INFORMATION


   Item 4.   Submission of Matters to a Vote of Security Holders


     At the Company's Annual Meeting of Stockholders held on April 22, 1998, Messrs. Louis S. DiPasqua, Charles A. Ledsinger, Jr. and Raymond E. Schultz were elected as directors of the Company for a term expiring at the 2001 Annual Meeting of Stockholders.


     The number of shares of Common Stock voted for each director elected at the Annual Meeting and the number of shares with respect to which authority to vote for each such director was withheld are as follows:
   18,925,540 shares were voted for Mr. DiPasqua and authority to vote 329,500 shares for Mr. DiPasqua was withheld; 18,928,148 shares were voted for Mr. Ledsinger and authority to vote 326,892 shares for Mr. Ledsinger was withheld; 18,929,223 shares were voted for Mr. Schultz and authority to vote 325,817 shares for Mr. Schultz was withheld.











   Item 6.   Exhibits and Reports on Form 8-K


        (a)  Exhibits - See Index to Exhibits



        (b)  No reports on Form 8-K were filed during the three months ended

             June 30, 1998.

                                    SIGNATURE




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        TBC CORPORATION



   July 30, 1998                    By  /s/ Ronald E. McCollough
                                      Ronald E. McCollough
                                      Executive Vice President, Chief
                                        Financial Officer
                                        and Treasurer
                                      (principal accounting and
                                       financial officer)

   INDEX TO EXHIBITS


                                                               Located at
                                                               Sequentially

   Exhibit No.                  Description                    Numbered Page



        (3)      ARTICLES OF INCORPORATION AND BY-LAWS:


        3.1      By-Laws of TBC Corporation as amended through
                 April 22, 1998  . . . . . . . . . . . . . . . .        13

        (10)     MATERIAL CONTRACTS:


                 Management Contracts and Compensatory Plans or Arrangements

        10.1      TBC Corporation Executive Retirement Plan . . .       20