Form 10-Q
period 1998-09-30
TBC CORP
filed 1998-10-23
CIK 718449

CONFORMED COPY


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   FOR THE QUARTER ENDED                         COMMISSION FILE NUMBER
   SEPTEMBER 30, 1998                                   0-11579


                                 TBC CORPORATION
           (Exact name of registrant as specified in its charter)


               DELAWARE                                 31-0600670
   (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                Identification No.)


        4770 Hickory Hill Road
           Memphis, Tennessee                                 38141
         (Address of principal                              (Zip Code)
           executive offices)

   Registrant's telephone number, including area code:   (901) 363-8030

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

                                                     YES  X    NO


   21,209,598 Shares of Common Stock were outstanding as of September 30,
   1998.






                   INDEX TO EXHIBITS at page 13 of this Report


   PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements


                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                     ASSETS

                                                  September 30,   December 31,
                                                      1998            1997
                                                   (Unaudited)
   CURRENT ASSETS

    Cash and cash equivalents                       $    714       $    917

    Accounts and notes receivable, less
      allowance for doubtful accounts
      of $7,444 on September 30, 1998
      and $7,344 on December 31, 1997:
           Related parties                            19,795         15,072
           Other                                      74,321         62,267

           Total accounts and notes receivable        94,116         77,339

    Inventories                                       95,014         84,806
    Refundable federal and state income taxes            651          2,489
    Deferred income taxes                              4,829          4,863
    Other current assets                              11,345         12,784

         Total current assets                        206,669        183,198


   PROPERTY, PLANT AND EQUIPMENT, AT COST

    Land and improvements                              7,857          5,604
    Buildings and leasehold improvements              27,003         23,167
    Furniture and equipment                           30,526         29,455
                                                      65,386         58,226
    Less accumulated depreciation                     26,060         21,967

         Total property, plant and equipment          39,326         36,259


   TRADEMARKS, NET                                    17,000         17,337


   GOODWILL, NET                                      14,343         14,628


   OTHER ASSETS                                       15,157         13,526


   TOTAL ASSETS                                     $292,495       $264,948

          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                 September 30,    December 31,
                                                      1998           1997
                                                  (Unaudited)
   CURRENT LIABILITIES

    Outstanding checks, net                         $  8,832       $  3,237

    Notes payable to banks                             4,643         22,496

    Current portion of long-term debt                  7,859            690

    Accounts payable, trade                           49,380         10,879

    Other current liabilities                         17,847         15,482

         Total current liabilities                    88,561         52,784


   LONG-TERM DEBT, LESS CURRENT PORTION               59,993         67,647


   NONCURRENT LIABILITIES                              2,488          2,876


   DEFERRED INCOME TAXES                               7,287          7,454



   STOCKHOLDERS' EQUITY

    Common stock, $.10 par value,
       shares issued and outstanding -
       21,210 on September 30, 1998 and
       23,163 on December 31, 1997                     2,121          2,316

    Additional paid-in capital                         9,557          9,788

    Retained earnings                                122,488        122,083

         Total stockholders' equity                  134,166        134,187


   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $292,495       $264,948


          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME


                    (In thousands, except per share amounts)

                                   (Unaudited)




                                        Three Months           Nine Months
                                   Ended September 30,     Ended September 30,
                                     1998        1997        1998        1997


   NET SALES*                       $177,661   $182,648    $480,319   $490,800

   COSTS AND EXPENSES:


      Cost of sales                  150,049    155,713     405,598    418,045
      Distribution                     8,738      8,506      24,669     23,364
      Selling and administrative       8,756      7,943      26,419     24,143
      Interest expense                 1,313      1,413       4,305      4,387
      Other (income) expense - net      (361)      (924)     (1,114)    (2,365)

        Total costs and expenses     168,495    172,651     459,877    467,574


   INCOME BEFORE INCOME TAXES          9,166      9,997      20,442     23,226

   PROVISION FOR INCOME TAXES          3,660      3,955       8,067      9,169


   NET INCOME                       $  5,506   $  6,042    $ 12,375   $ 14,057



   EARNINGS PER SHARE -
     Basic and assuming dilution    $    .25   $    .26    $    .54   $    .60








   * Including sales to related parties of $36,042 and $38,806 in the three months ended September 30, 1998 and 1997, respectively, and $105,842 and $107,620 in the nine months ended September 30, 1998 and 1997, respectively.




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

                              STOCKHOLDERS' EQUITY

                                 (In thousands)

                                   (Unaudited)

                                    Common Stock         Additional
                                 Number of                Paid-In        Retained
                                 Shares      Amount       Capital        Earnings       Total

   Nine Months Ended
     September 30, 1997
   BALANCE, JANUARY 1, 1997        23,727   $2,373        $ 9,624       $107,808       $119,805

    Net income for period                                                 14,057         14,057

    Issuance of common stock
       under stock option and
       incentive plan                  28        3            165            -              168

    Repurchase and retirement
       of common stock               (293)     (30)          (119)        (2,161)        (2,310)

    Tax benefit from exercise
       of stock options               -        -               14             -              14


   BALANCE, SEPTEMBER 30, 1997     23,462   $2,346        $ 9,684       $119,704       $131,734



   Nine Months Ended
      September 30, 1998

   BALANCE, JANUARY 1, 1998        23,163   $2,316        $ 9,788       $122,083       $134,187

    Net income for period                                                 12,375         12,375

    Issuance of common stock
       under stock option and
       incentive plan                  84        8            626             -             634

    Repurchase and retirement
       of common stock             (2,037)    (203)          (914)        (11,970)      (13,087)

    Tax benefit from exercise
       of stock options               -        -               57             -              57


   BALANCE, SEPTEMBER 30, 1998     21,210   $2,121        $ 9,557         122,488      $134,166


          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)
                                                               Nine Months
                                                           Ended September 30,
                                                           1998          1997
   OPERATING ACTIVITIES
    Net income                                          $ 12,375      $ 14,057

    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation                                    4,935        5,099
           Amortization                                      730          736
           Deferred income taxes                            (133)        (712)
           Equity in earnings from joint ventures            135         (373)
           Changes in operating assets and liabilities:
                 Receivables                             (18,346)     (15,144)
                 Inventories                             (10,208)      (8,842)
                 Other current assets                      1,755         (517)
                 Other assets                                146          331
                 Accounts payable, trade                  38,501       31,768
                 Federal and state income taxes
                   refundable or payable                   1,895        1,488
                 Other current liabilities                 2,365        1,498
                 Noncurrent liabilities                     (388)         104

                   Net cash provided by (used in)
                     operating activities                 33,762       29,493

   INVESTING ACTIVITIES
    Purchase of property, plant and equipment             (8,254)      (7,214)
    Investment in joint ventures                            (451)         -
    Other, net                                               252          911
                Net cash used in investing activities     (8,453)      (6,303)

   FINANCING ACTIVITIES
    Net bank borrowings (repayments) under
        short-term borrowing arrangements                (17,853)     (21,092)
    Increase (decrease) in outstanding checks, net         5,595        5,632
    Payments on long-term debt                              (485)      (2,526)
    Issuance of common stock under stock option
        and incentive plan                                   318          168
    Repurchase and retirement of common stock            (13,087)      (2,310)

                 Net cash provided by (used in)
                   financing activities                  (25,512)     (20,128)

   Increase (decrease) in Cash and Cash Equivalents         (203)       3,062

   CASH AND CASH EQUIVALENTS
    Balance - Beginning of period                            917          -

    Balance - End of period                              $   714      $ 3,062


   Supplemental Disclosures of Cash Flow Information:
    Cash paid for - Interest                             $ 4,656      $ 4,578
                  - Income taxes                           6,305        8,393

   Supplemental Disclosure of Non-Cash Financing
    Activities:
      Tax benefit from exercise of stock options         $    57      $    14
      Issuance of restricted stock under stock
         incentive plan                                      316           -


          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


   1.   Financial Statement Presentation

        The December 31, 1997 balance sheet was derived from audited financial statements. The consolidated balance sheet as of September 30, 1998, and the consolidated statements of income, stockholders' equity and cash flows for the periods ended September 30, 1998 and 1997, have been prepared by the Company, without audit. It is Management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1998 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report.

   2.   Earnings Per Share

        Basic earnings per share have been computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares and equivalents outstanding. Common share equivalents represent shares issuable upon assumed exercise of stock options. The weighted average number of common shares and equivalents outstanding for the periods ended September 30, 1998 and 1997, were as follows (in thousands):

                                         Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                             1998     1997        1998    1997
         Weighted average common
            shares outstanding              22,339   23,462      22,843  23,529

         Common share equivalents                8       91          63      85

         Weighted average common shares
            and equivalents outstanding     22,347   23,553      22,906  23,614


        The total of earnings per share for each of the first three quarters of 1998 does not equal earnings per share for the nine months ended September 30, 1998, due to the distribution of earnings during the period and the decrease in shares outstanding during 1998.

   3.   Other Assets

            Other assets consist of the following (in thousands):

                                                 September 30,   December 31,
                                                       1998           1997

            Notes receivable                          $10,014       $ 8,445
            Investments in joint ventures               2,923         2,811
            Other intangible assets, net                  608           741
            Other                                       1,612         1,529

                                                      $15,157       $13,526

                                 TBC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)




   3.   Other Assets (continued)

        The notes receivable totals include a note for $4,897,000 from a former distributor. The maker of the note was discharged in a proceeding under Chapter 11 of the Bankruptcy Code in 1991. The Company received distributions totaling $308,000 from the bankruptcy proceeding. The Company holds written guarantees of the distributor's account, absolute and continuing in form, signed by the principal former owners and officers of the distributor and their wives, upon which the Company filed suit in 1989. The defendants have pleaded various defenses based on, among other things, an alleged oral cancellation of the guarantees. The defendants have also filed a third party complaint against the Company's former chief executive officer in which they claim the right to recover against him for any liability they may have to the Company. The lawsuit is presently scheduled to be tried in November 1998. The Company believes that the defendants' defenses are invalid and that there is no merit to the third party complaint. The Company knows of no reason to believe that the defendants will be unable to pay any judgment that may be entered against them in the action.

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Financial Condition

      The Company's financial position and liquidity remain strong. Working capital totaled $118.1 million at September 30, 1998 compared to $130.4 million at December 31, 1997. Current accounts and notes receivable increased by $16.8 million and inventories increased by $10.2 million during the first nine months of 1998, due largely to seasonal fluctuations. The net total owed to banks and vendors, consisting of the combined balances of cash and cash equivalents, outstanding checks, notes payable to banks and accounts payable, increased $26.4 million from December 31, 1997 to September 30, 1998. This increase, together with cash generated from operations, enabled the Company to fund the above-noted increases in receivables and inventories, as well as capital expenditures during the first nine months of 1998 of $8.3 million and the repurchase of approximately 2.0 million shares of stock for $13.1
   million.   The use of a sizable amount  of funds for stock repurchases was attributable to the relatively low market prices for such shares during the period and the sound return provided to the Company at those prices. The Company has an unused authorization from the Board of Directors for the repurchase of approximately 2.0 million additional shares of common stock.

      A letter of intent has been signed regarding the Company's proposed acquisition of all of the outstanding shares of Carroll's, Inc., a wholesale distributor of tires and automotive products located in the Southeast. The acquisition of Carroll's, the Company's largest customer, is expected to be consummated in the fourth quarter of 1998 at a price of approximately $28 million. The Company anticipates that additional short-term borrowings will be incurred to finance the acquisition.

   Results of Operations

      Net sales decreased 2.7% during the third quarter and 2.1% in the first nine months compared to the year-earlier levels. Sales of tires accounted for approximately 95% of total sales in the third quarter and first nine months of 1998 versus 95% in the third quarter of 1997 and 94% in the first nine months of 1997. Unit tire shipments declined 3.9% in the third quarter and 1.9% in the first nine months compared to the generally strong unit volume in the year-earlier periods. The average tire sales price was relatively unchanged compared with 1997 levels, as the impact of continued industry-wide pricing pressures was offset by favorable changes in the mix of tires shipped.

      Cost of sales as a percentage of net sales decreased from 85.3% in the third quarter of 1997 to 84.5% in the current quarter. For the year-to-date period, cost of sales declined from 85.2% in 1997 to 84.4% in 1998. The reduction was due principally to an increased percentage of shipments to franchised retail dealers compared to other customers. Gross margin percentages on sales to franchised retailers are generally higher than on shipments to the Company's other customers.

      Distribution expenses as a percentage of net sales increased from 4.7% in the third quarter of 1997 to 4.9% in the current quarter, and from 4.8% in the first nine months of 1997 to 5.1% in the first nine months of 1998. The increases were largely attributable to higher product delivery expenses in both the current quarter and first nine months. The year-to-date expense also included greater costs for labor and other warehousing
   items.   The  fluctuations were  related  in  part to  the  aforementioned increase in the percentage of shipments to franchised retail dealers and the associated higher costs of serving those customers.

      Selling and administrative expenses increased $813,000 in the third quarter and $2.3 million in the first nine months, compared to the year-earlier levels. Included in the total for the prior year was an $810,000 charge in the first quarter associated with an early retirement program accepted by certain employees. Excluding that charge, year-to-date selling and administrative expenses were $3.1 million higher than in the first nine months of 1997. The increases, particularly in the year-to-date period, were largely the result of the Company's efforts to accelerate the growth in its number of franchised retail dealers. The Company has added personnel and systems and incurred various other operating expenses in conjunction with these expansion efforts.

      Interest expenses were lower in the third quarter and first nine months of 1998 compared to the year-earlier levels, due to lower overall borrowing levels. Net other income was lower in the third quarter and first nine months of 1998 due to certain charges recorded in conjunction with retail store development activities and to reduced operating results for joint ventures in which the Company has ownership interests.

      The Company's effective tax rate was 39.9% in the current quarter compared to 39.6% in the year-earlier period. For the first nine months, the effective tax rate was 39.5% in both 1998 and 1997. An increase in state income taxes was the primary reason for the change in the third quarter effective rate and in the increase in the 1998 effective rates compared to the overall rate for the year 1997.

   Year 2000 Readiness

      The Company has addressed all significant year 2000 issues, including its business systems, processes and essential equipment, and estimates that it has completed approximately 70% of the work that will be required. The overall costs to prepare the Company for the year 2000 are not considered material to the Company's financial position or results of operation.

      The Company believes the risk of business disruption presented by potentially unresolved year 2000 issues is minimal. All internal systems have been subjected to review and those presenting possible year 2000 issues are being replaced or corrected. Our customers and significant suppliers have been contacted and are aware of their obligations to address their own year 2000 issues. The Company believes that both its major customers and suppliers have adequate resources to properly address their own year 2000 concerns. No significant impact on customer demand is anticipated, especially considering the relatively straightforward nature of their business. The Company does not anticipate any difficulty in continuing to purchase products from its major suppliers in sufficient quantities to meet customer demand.

      The nature of the Company's core business of wholesale distribution creates an environment of relatively low transaction volumes that can be conducted on a temporary basis with manual contingency systems. In the event of an unforseen internal year 2000 problem, contingency plans currently in place for temporary computer system problems or outages would be utilized. The Company's inventories typically include reserve stock that would allow it to provide product to its customers in the event of a temporary disruption in product supply. Alternate suppliers exist and could potentially be utilized if necessary.


   PART II.  OTHER INFORMATION


   Item 2.   Changes in Securities and Use of Proceeds.

      Effective July 23,1998, the Company entered into an Amended and Restated Rights Agreement (the "Restated Rights Agreement") with BankBoston, N.A., as Rights Agent (the "Rights Agent"). The Restated Rights Agreement amended and restated the Rights Agreement, dated as of July 21, 1988, between the Company and the Rights Agent. The following summary reflects the material terms of the Restated Rights Agreement. This summary does not purport to be complete and is qualified in its entirety by reference to the Restated Rights Agreement filed as an exhibit hereto by incorporation by reference from the Company's Form 8-A/A-1 Registration Statement filed with the Securities and Exchange Commission on July 30, 1998.

      The Board of Directors of the Company on July 21, 1988 declared a dividend consisting of rights to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, $.10 par value, of the Company ("Preferred Shares"). One right was distributed with respect to each share of Common Stock, par value $.10 per share, of the Company ("Common Shares") outstanding on July 29, 1988, the record date for the distribution. Rights have been and will continue to be distributed with Common Shares issued by the Company after the record date but before the expiration of the rights or the occurrence of a "flip-in" event, as described below.

      In accordance with the adjustment provisions applicable to the rights, on July 23, 1998, each right represented the right to purchase 1/337.5th of a Preferred Share for $14.81. The rights will become exercisable (1) at the close of business on the earlier of the 10th calendar day after a public announcement that a person or group has become the beneficial owner of 20% or more of the outstanding Common Shares (a "share acquisition date") or (2) any earlier date designated by the Company's Board of Directors.

      Until the rights become exercisable, they will trade with the Common Shares, and any transfer of Common Shares also will constitute a transfer of the associated rights. When the rights become exercisable, they will begin to trade separate and apart from the Common Shares. At that time, separate certificates representing the rights will be mailed to holders.

      Ten days after a "share acquisition date," each of the rights will "flip -in" and will become the right to purchase one Common Share of the Company for ONE DOLLAR ($1.00) per share. Upon the occurrence of such a "flip-in" event, those rights held by any person or group that beneficially owns 20% or more of the outstanding Common Shares, together with rights held by certain transferees of any such person or group, will become void.

      The Board of Directors may redeem the rights for $.003 per right at any time before the 10th calendar day following a "share acquisition date" or the earlier expiration of the rights.

      The exercise price, the fraction of a Preferred Share (or Common Shares) that may be purchased upon exercise of the rights and the redemption price are subject to adjustment from time to time to prevent dilution.

      The terms of the rights are set forth in the Restated Rights Agreement. The provisions of the Restated Rights Agreement may be amended by the Board of Directors to cure any ambiguity or correct any defect or inconsistency. Prior to the close of business on the 10th calendar day following the occurrence of a "share acquisition date," the Restated Rights Agreement also may be amended to make any other change that the Board of Directors deems to be consistent with the purposes of the Restated Rights Agreement and not adverse to the interests of the Company and its stockholders.




   Item 6.   Exhibits and Reports on Form 8-K

             (a)  Exhibits - See Index to Exhibits



             (b) No reports on Form 8-K were filed during the three months ended September 30, 1998.

                                    SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         TBC CORPORATION


   October 22, 1998                       By   /s/ Ronald E. McCollough
                                               Ronald E. McCollough
                                               Executive Vice President,
                                                  Chief Financial Officer
                                                  and Treasurer

                                INDEX TO EXHIBITS


                                                                Located at
                                                                Sequentially
   Exhibit No.                  Description                     Numbered Page



       (4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

        4.1      Amended and Restated Rights Agreement, dated as
                 of July 23, 1998, between TBC Corporation and
                 BankBoston, N.A., as Rights Agent, including as
                 Exhibit A thereto the form of Rights Certificate,
                 was filed as Exhibit 4.1 to the TBC Corporation
                 Form 8-A/A-1 Registration Statement filed with the Commission on July 30, 1998 and is incorporated
                 herein by reference to such previous filing . . . . .     -


        4.2      Sixth Amendment, dated September 23, 1998, to Short
                 Term Credit Agreement among TBC Corporation, the
                 lending institutions party thereto, First Tennessee
                 Bank National Association as Administrative Agent,
                 and NBD Bank as Co-Agent. . . . . . . . . . . . . . .     14