Form 10-K
period 1998-12-31
TBC CORP
filed 1999-02-17
CIK 718449

                                                          CONFORMED

                  SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.  20549

                              FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                        OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER  0-11579

                                  TBC CORPORATION
               (Exact name of registrant as specified in its charter)

             DELAWARE                                        31-0600670
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                   Identification No.)

            4770 Hickory Hill Road
             Memphis, Tennessee                                  38141
  (Address of principal executive offices)                      (Zip Code)

  Registrant's telephone number, including area code: (901) 363-8030

  Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
         Title of each class                           on which registered
                None                                         None

  Securities registered pursuant to Section 12(g) of the Act:

                               COMMON STOCK

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes    X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


             INDEX TO EXHIBITS  at page 38 of this Report








Aggregate market value of outstanding shares of Common
  Stock, par value $.10, held by non-affiliates of the
  Company on December 31, 1998 (for purposes of this
  calculation, 1,771,442 shares beneficially owned by
  directors and executive officers of the Company were
  treated as being held by affiliates of the Company) ........... $138,226,340


Number of shares of Common Stock, par value $.10,
  outstanding at the close of business on December 31,1998  ....... 21,171,630






                     DOCUMENT INCORPORATED BY REFERENCE

TBC Corporation's Proxy Statement for its Annual Meeting of Stockholders to be held on April 28, 1999. Definitive copies of the Proxy Statement will be filed with the Commission within 120 days after the end of the Company's fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

                             PART I

Item 1. BUSINESS

   TBC Corporation's business began in 1956 under the name Cordovan Associates, Incorporated. The present company was incorporated in Delaware in 1970 under the name THE Tire & Battery Corporation. In 1983, the Company changed its name to TBC Corporation.

   TBC Corporation and its wholly-owned subsidiaries are principally engaged in one business, the distribution of tires in the automotive replacement market. Through its Big O Tires, Inc. ("Big O") subsidiary, acquired in July 1996, the Company is also a franchisor of independent retail tire and automotive service stores. On a limited basis, Big O also owns and operates retail stores and engages in site selection and real estate development for retail stores. Big O's retail stores are located primarily in the Midwest and western United States. Unless the context indicates otherwise, the term "Company" refers to TBC Corporation and all of its subsidiaries.

Products

   Sales of tires accounted for approximately 95% of the Company's total sales in 1998, 94% in 1997 and 88% in 1996. The Company's tire lines, substantially all of which carry the Company's proprietary brand names, are made by leading manufacturers. The Company's Cordovan ("R" - Registered Trademark), Multi-Mile (R) and Sigma (R) brand lines of tires are three of the most complete lines in the replacement tire market, including tires for passenger, truck, farm, industrial, recreational and other applications.
Big O (R) brand tires, as well as other tires sold through Big O's retail stores, are primarily for passenger and light truck applications. The Company is one of the largest wholesale distributors of replacement tires in the United States.

   Other brands under which the Company's products are marketed include
Grand Prix (R), Grand Am (TM - Trademark), Grand Spirit (R), Wild Spirit (R), Grand Sport (R), Gran Esprit (TM), Aqua-Flow (R), Wild Country (R), Wild
Trac (R), Stampede (R), Power King (R), Harvest King (R), Big Foot (R), Legacy (R), Prestige (R), and Sun Valley (R).

   Through 1996, the Company's products also included automotive parts lines such as batteries, wheels, ride-control products, filters and brake parts.
In December 1996, the Company decided to refocus operations on the replacement tire business and discontinue the marketing of automotive parts lines to independent distributors. In connection with this decision, the Company sold certain assets of its former battery distribution subsidiary in December 1996 and completed the remainder of the marketing and operational changes in early 1997. There was no impact on the products marketed and distributed by the Company to Big O stores, which include automotive products such as wheels and ride-control products, in addition to its tire lines. There was also no impact on the Company's marketing of tubes to independent distributors.

Marketing and Distribution

   The Company distributes its products through a network of wholesale and retail customers located across the United States, Canada and Mexico. The retail outlets handling the Company's products consist primarily of independent tire dealers. The loss of any major customer could have a material adverse effect upon the Company's business, pending the Company's establishment of a replacement customer to market the Company's products.

   The Company's Big O (R) brand tires are principally distributed through franchised stores. At December 31, 1998, the Company had a total of 436 Big O stores in the United States, including 414 franchisee-owned stores, 11 joint venture stores and 11 company-owned stores. Big O products are also distributed to 39 unaffiliated retail stores in British Columbia, Canada.
Big O franchise agreements grant a ten-year license to sell Big O brand tires and to use Big O trademarks and trade secrets in the operation of a retail store at a specific location within a defined trade area. Each franchisee is required to pay an initial franchise fee as well as monthly royalty fees.

Major Customers

   As discussed in Note 3 to the consolidated financial statements, the Company acquired Carroll's, Inc. on November 19, 1998. Carroll's, a wholesale distributor of tires in the southeastern United States headquartered in Hapeville, Georgia, was one of the Company's largest customers prior to being acquired. Sales to Carroll's during 1998, prior to the acquisition, represented 10% of the Company's total 1998 sales.

   The Company's ten largest customers, including Carroll's prior to the acquisition, accounted for 40% of the Company's sales in 1998. Sales to Les Schwab Warehouse Center, Inc., Prineville, Oregon, represented 10% of the Company's sales in 1998. No other customers individually accounted for 10% or more of the Company's total 1998 sales. See Item 13 of this Report for additional information concerning major customers.

Suppliers

   The Company purchases its products, in finished form, from a number of major rubber companies and other suppliers to the automotive replacement market. The Company owns the brand names under which most of its products are sold and, in the case of tires, many of the molds in which they are made.


   The Kelly-Springfield Tire Company, a division of The Goodyear Tire & Rubber Company, has been a supplier to the Company since 1963. Kelly-Springfield manufactured more than half of the tires purchased by the Company in 1998, pursuant to a supply agreement entered into in 1977 and a 10-year commitment signed in 1994. The Company also has a 10-year supply agreement, signed in 1994, with Cooper Tire and Rubber Company, its second-largest supplier. In addition, the Company has written contracts with certain other suppliers.

   The Company has not heretofore experienced any difficulty in purchasing products in quantities needed by it, but there can be no assurance that such difficulties will not be encountered in the future. If one of its two largest suppliers became unavailable, the Company's business could be adversely affected, pending the establishment of new, alternate suppliers. There are a number of other large tire manufacturers on a worldwide basis.

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

Seasonality and Inventory

    The Company normally experiences its highest level of sales in the third quarter of each year, with the first quarter exhibiting the lowest level. Since 1994, first quarter sales have represented, on the average, approximately 23% of annual sales; the second and third quarters approximately 24% and 28%, respectively; and the fourth quarter approximately 25%. The Company's inventories generally fluctuate with anticipated seasonal sales volume.

   Orders for the Company's products are usually placed with the Company by computer transmission, facsimile or telephone. Orders are filled either out of the Company's inventory or by direct shipment to the customer from the manufacturers' plants at TBC's request.

   Since distributors and franchisees look to the Company to fulfill their needs on short notice, the Company maintains a large inventory of products. Average inventories, based on quarter-end levels on-hand and in-transit, were $98.2 million during 1998. The Company's inventory turn rate (cost of sales, including the cost of direct shipments from manufacturers to customers, divided by average inventory) was 5.5 for 1998.

Competition

   The industry in which the Company operates is highly competitive, and many of the Company's competitors are significantly larger and have greater financial and other resources than the Company. The Company's competitors include its own suppliers and other tire manufacturers, as well as other wholesale tire distributors. The Company also competes against chain and department stores, warehouse clubs and other tire and automotive product retailers. The Company believes it is able to compete successfully in its industry because of its ability to offer quality products under proprietary brand names, its efficient distribution systems, and its good relationships with distributors, franchisees and suppliers.

Employees

   As of December 31, 1998, the Company employed 780 persons. The Company considers its employee relations to be satisfactory. The Company's employees are not represented by a union.

Item 2.  PROPERTIES

   TBC Corporation's executive offices are located in Memphis, Tennessee. Warehouse distribution facilities totaling approximately 1,300,000 square feet under roof, are also located in Memphis. The Company owns the executive office building and one of its Memphis warehouses. One Memphis warehouse is leased under an agreement expiring in 2005 and two others are leased under agreements expiring in 2000.

   Big O owns three warehouse distribution facilities, which total approximately 480,000 square feet and are located in Idaho, Indiana and
Nevada.   Other subsidiaries of the Company operate 17 warehouse and distribution facilities, 16 of which are leased and one of which is owned. These facilities total approximately 1,100,000 square feet and are located in five states, primarily in the Southeast.


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

   See Note 7 to the consolidated financial statements for information with respect to pending legal proceedings relative to the collection of a promissory note receivable held by the Company.



Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.



EXECUTIVE OFFICERS OF THE REGISTRANT

   The table which follows presents certain information concerning the executive officers of the Company. The term of office of all executive officers of the Company is until the next Annual Meeting of Directors (April 28, 1999) or until their respective successors are elected.

                                             Capacities in which
                                               Individual Serves
    Name                Age                        the Company

Louis S. DiPasqua         64     Vice Chairman and Chief Executive
                                 Officer

Lawrence C. Day           49     President and Chief Operating Officer

Ronald E. McCollough      58     Executive Vice President, Chief Financial
                                 Officer and Treasurer

Barry D. Robbins          56     Executive Vice President, Sales and Marketing

Larry D. Coley            41     Vice President and Controller


   Mr. DiPasqua has been Vice Chairman of the Company since October 1998 and Chief Executive Officer since July 1994. From 1991 to October 1998, Mr. DiPasqua served as the Company's President. Mr. DiPasqua has been a director since 1991 and served as the Company's Chief Operating Officer from 1991 until July 1994. Prior to joining the Company in 1991, Mr. DiPasqua was an executive with The Goodyear Tire & Rubber Company. During his 28 years at Goodyear, Mr. DiPasqua held a variety of positions, including Vice President of Replacement Tire Sales and Marketing, President and Chief Executive Officer of Kelly Springfield Tire Company (a division of Goodyear) and Chairman and Managing Director of Goodyear Great Britain.

   Mr. Day was elected President of the Company in October 1998 and has served as Chief Operating Officer since joining the Company in April 1998. Prior to his election as President, Mr. Day was an Executive Vice President of the Company. Mr. Day was President and Chief Executive Officer of Monro Muffler Brake, Inc. from 1995 to 1998. Prior to joining Monro in 1993, Mr. Day was Vice President of Montgomery Ward's Auto Express Division. His experience in the tire industry includes 13 years in a series of managerial positions with the Firestone Tire & Rubber Company.

   Mr. McCollough has been Executive Vice President and Chief Financial Officer of the Company since April 1998 and Treasurer since May 1996. From 1982 to April 1998, Mr. McCollough served as Senior Vice President Operations of the Company. Mr. McCollough was Controller of the Company from 1973 to 1985 and Vice President Operations from 1978 until his election as a Senior Vice President.

   Mr. Robbins has been the Company's Executive Vice President of Sales and Marketing since April 1998. From June 1996, when he joined the Company, until April 1998, Mr. Robbins was the Company's Senior Vice President Strategic Planning. From 1995 until joining TBC, Mr. Robbins was President and Chief Executive Officer of Tire Alliance Groupe. Prior to 1995, Mr. Robbins had been continuously employed by The Goodyear Tire & Rubber Company and its subsidiaries in a number of management and other positions since 1968.

   Mr. Coley has been a Vice President of the Company since 1993 and the Controller of the Company since 1989. Prior to that, Mr. Coley was the Company's Manager of Financial Reporting.

                             PART II



Item 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS


   The Common Stock of the Company is traded on The Nasdaq Stock Market under the symbol TBCC. As of December 31, 1998, the Company had approximately 5,600 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings. The Company did not declare any cash dividends during 1998 or 1997.

   The following table sets forth for the periods indicated the high and low sale prices for the Company's Common Stock on the Nasdaq National Market System.


                                                 Price Range

                                           High            Low
     Quarter ended

       03/31/97............                9.94          7.00

       06/30/97............               10.00          6.75

       09/30/97............                9.75          7.38

       12/31/97............               11.00          9.00

       03/31/98............               10.63          8.13

       06/30/98............               10.25          6.00

       09/30/98............                6.88          4.25

       12/31/98............                7.94          5.50

Item 6.    SELECTED FINANCIAL DATA


           Set forth below is selected financial information of the Company for each year in the five-year period ended December 31, 1998. The selected financial information should be read in conjunction with the consolidated financial statements of the Company and notes thereto which appear elsewhere in this Report. Specific reference should be made to the discussion of the 1998 acquisition of Carroll's, Inc. in Note 3 to the consolidated financial statements and the discussion of the 1996 acquisition of Big O Tires, Inc. in
Note 4 to the consolidated financial statements. The Company did not declare any cash dividends during the five-year period ended December 31, 1998.


                                            Year ended December 31,


                                 1998      1997     1996      1995     1994
INCOME STATEMENT DATA (1):

Net sales ...............     $646,135  $642,852  $604,585  $547,785  $563,661

Net income ..............       16,894    19,700    15,499    15,249    19,546

Earnings per share (2) ..          .75       .84       .65       .62       .71

Average shares outstanding ..   22,430    23,466    23,793    24,583    27,551



BALANCE SHEET DATA (1):

Total assets ..........       $333,790  $264,948  $253,882  $179,952  $169,682

Working capital .......        105,816   130,414   117,980    76,600    91,279

Long-term debt ........         59,653    67,647    69,550       555       -

Stockholders' equity ..        138,431   134,187   119,805   104,823   113,983







1)   In thousands, except per share amounts.

2)   Basic and diluted.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


1998 Compared to 1997:

       Results of operations for 1998 include the post-acquisition effect of Carroll's, Inc., a subsidiary which was acquired by the Company on November 19, 1998 (see Note 3 to the consolidated financial statements).

       Net sales for 1998 were relatively unchanged from the 1997 level, increasing 0.5%. Sales of tires accounted for approximately 95% of total sales in 1998 compared to 94% in 1997. Unit tire shipments increased 0.1% compared to the 1997 level. The average tire sales price increased 0.7%, due to favorable changes in the mix of tires shipped which more than offset the impact of continued industry-wide pricing pressures.

       Cost of sales as a percentage of net sales decreased from 84.6% in 1997 to 84.1% in 1998. The reduction was due principally to an increased percentage of shipments to franchised retail dealers compared to other customers. Gross margin percentages on sales to franchised dealers are generally higher than on shipments to the Company's other customers.

       Distribution expenses as a percentage of net sales increased from 4.9% in 1997 to 5.3% in 1998. The increases were largely attributable to higher product delivery expenses in the current year, as well as greater costs for labor and other warehousing items. The increased product delivery expenses were related in part to the aforementioned increase in the percentage of shipments to franchised retail dealers and the associated higher costs of serving those customers. The increased warehousing expenses were due to the impact of Carroll's, Inc., acquired in November 1998, as well as to the impact of higher inventory levels during the year.

       Selling and administrative expenses increased $3.4 million in 1998 compared to 1997. Included in the total for the prior year was an $810,000 charge associated with an early retirement program accepted by certain employees. Excluding that charge, 1998 selling and administrative expenses were $4.2 million greater than in 1997. The increase was largely the result of the Company's efforts to accelerate the growth in its number of franchised retail dealers. The Company has added personnel and systems and incurred various other operating expenses in conjunction with these expansion efforts. The current year total also included expenses for Carroll's, Inc. since the November 1998 acquisition date.

       Interest expenses increased $152,000 from the 1997 level. Interest related to short-term borrowings increased $459,000 and interest on long-term borrowings declined $307,000. The greater interest associated with short-term borrowings was due to higher borrowing levels, which more than offset a reduction in borrowing rates compared to the prior year.

       Net other income was less in 1998 than in 1997, due primarily to reductions in interest income and the equity in results from the Company's joint ventures.

       The Company's effective tax rate increased from 37.6% in 1997 to 39.2% in 1998, due to a greater state tax burden as well as the impact of certain other 1998 tax increases.

1997 Compared to 1996:

       As a result of the Company's acquisition of Big O Tires, Inc. in July 1996 (see Note 4 to the consolidated financial statements), there were a number of significant changes in income statement items between the years 1997 and 1996. Additionally, the impact of the Company's decision in December 1996 to discontinue the marketing of automotive parts, except those sold through Big O, affected the comparison of year-to-year results. Included in the 1996 operating results were $2.4 million in pre-tax charges related to this decision. The discontinued product lines comprised approximately 6.5% of net sales in 1996. (See Note 15 to the consolidated financial statements.)

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

LIQUIDITY AND CAPITAL RESOURCES

       In November 1998, the Company completed the acquisition of Carroll's, Inc. (see Note 3 to the consolidated financial statements). Although this acquisition resulted in significant increases in the Company's receivables, inventories and short-term borrowings, no additional long-term debt was incurred. The Company's financial position and liquidity remain strong, with working capital of $105.8 million at December 31, 1998 compared to $130.4 million at the end of 1997. The Company's current ratio was 1.84 at the end of 1998 compared to 3.47 at December 31, 1997.

       The Company's short-term borrowing agreements consist of a one-year committed bank facility and a three-year committed bank facility, which allow the Company to borrow up to $78.5 million. The unused amount under these facilities at December 31, 1998 was $28.2 million. Long-term debt totaled $67.5 million at December 31, 1998, of which $7,859,000 was current and the remainder was due after one year. Of the total long-term debt, Senior Notes totaling $60 million were incurred in 1996 to finance the acquisition of Big
O. The Company is subject to certain financial covenants and other restrictions under both its short-term borrowing agreements and Senior Notes (see Notes 5 and 6 to the consolidated financial statements).

       Capital expenditures, primarily for equipment, tire molds and Big O retail stores, totaled $12.4 million in 1998 and $9.1 million in 1997. The Company had no material commitments for capital expenditures at the end of 1998. The Company expects to fund 1999 day-to-day operating expenses and normally recurring capital expenditures out of operating funds and its present financial resources. The Company believes that the combination of its net assets, committed bank facilities and expected funds from operations will be sufficient to operate on both a short-term and long-term basis.

       Cash generated by operations, together with the available credit arrangements, enabled the Company to fund stock repurchases totaling $13.3 million in 1998 and $5.7 million in 1997, investments in joint ventures of $5.1 million in 1998 and the above-mentioned capital expenditures. As of December 31, 1998, the Company had an unused authorization from the Board of Directors for the repurchase of approximately 1,936,000 additional shares of common stock.

       Inventories increased from $84.8 million at the end of 1997 to $124.7 million at December 31, 1998, due largely to the impact of the Carroll's acquisition. Increased inventory levels were also attributable to new lines and sizes of tires added during 1998 and to efforts to enhance order-fill rates on shipments from the Company's distribution facilities.

       Included in other assets at December 31, 1998 and 1997 is a promissory note receivable of $4,897,000 from a former distributor. (See Note 7 to the consolidated financial statements for a discussion of the legal proceedings relative to that receivable.)

YEAR 2000 READINESS

       The Company has addressed all significant year 2000 issues, including its business systems, processes and essential equipment, and estimates that it has completed approximately 80% of the work that will be required. The overall costs to prepare the Company for the year 2000 are not considered material to the Company's financial position or results of operation.

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

       The nature of the Company's principal business of wholesale distribution creates an environment of relatively low transaction volumes that can be conducted on a temporary basis with manual contingency systems. In the event of an unforseen internal year 2000 problem, contingency plans currently in place for temporary computer system problems or outages would be utilized. The Company's inventories typically include reserve stock that would allow it to provide product to customers in the event of a temporary disruption in product supply. Alternate suppliers exist and could potentially be utilized if necessary.



Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company does not consider its exposure to market risk to be material.



Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The financial statements and supplementary financial information required by this Item 8 are included on the following 18 pages of this Report.

                    REPORT OF INDEPENDENT ACCOUNTANTS


  To the Board of Directors and Stockholders of TBC Corporation

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of TBC Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



  PricewaterhouseCoopers LLP



  Memphis, Tennessee
  January 29, 1999

                         TBC CORPORATION

                   CONSOLIDATED BALANCE SHEETS

                         (In thousands)

                             ASSETS

                                                          December 31,

                                                   1998                  1997
CURRENT ASSETS:

  Cash and cash equivalents                     $  1,699              $    917

  Accounts and notes receivable, less
     allowance for doubtful accounts of
     $9,298 in 1998 and $7,344 in 1997:
      Related parties                              8,472                15,072
      Other                                       77,632                62,267

      Total accounts and notes receivable         86,104                77,339

  Inventories                                    124,720                84,806
  Refundable federal and state income taxes        1,477                 2,489
  Deferred income taxes                            7,653                 4,863
  Other current assets                            10,072                12,784

      Total current assets                       231,725               183,198

PROPERTY, PLANT AND EQUIPMENT, AT COST:

  Land and improvements                            8,453                 5,604
  Buildings and leasehold improvements            29,954                23,167
  Furniture and equipment                         30,821                29,455
                                                  69,228                58,226
  Less accumulated depreciation                   25,146                21,967

      Total property, plant and equipment         44,082                36,259


TRADEMARKS, NET                                   16,887                17,337


GOODWILL, NET                                     20,747                14,628


OTHER ASSETS                                      20,349                13,526


TOTAL ASSETS                                    $333,790              $264,948




  The accompanying notes are an integral part of the financial statements.

                         TBC CORPORATION

                   CONSOLIDATED BALANCE SHEETS

                         (In thousands)

              LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          December 31,

                                                   1998                  1997
CURRENT LIABILITIES:

  Outstanding checks, net                       $  5,677              $  3,237

  Notes payable to banks                          49,952                22,496

  Current portion of long-term debt                7,860                   690

  Accounts payable, trade                         43,731                10,879

  Other current liabilities                       18,689                15,482

      Total current liabilities                  125,909                52,784


LONG-TERM DEBT, LESS CURRENT PORTION              59,653                67,647


NONCURRENT LIABILITIES                             2,612                 2,876



DEFERRED INCOME TAXES                              7,185                 7,454



STOCKHOLDERS' EQUITY:

  Common stock, $.10 par value,
     shares issued and outstanding -
     21,172 in 1998 and 23,163 in 1997             2,117                 2,316

  Additional paid-in capital                       9,540                 9,788

  Retained earnings                              126,774               122,083

      Total stockholders' equity                 138,431               134,187


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $333,790              $264,948



  The accompanying notes are an integral part of the financial statements.

                            TBC CORPORATION

                   CONSOLIDATED STATEMENTS OF INCOME


               (In thousands, except per share amounts)



                                      Years ended December 31,


                                   1998        1997        1996

NET SALES *                      $646,135    $642,852     $604,585

COSTS AND EXPENSES:

 Cost of sales                    543,214     544,119      528,610
 Distribution                      34,027      31,479       24,933
 Selling and administrative        36,658      33,218       24,294
 Interest expense                   5,948       5,796        4,115
 Other (income) expense - net      (1,521)     (3,347)      (2,766)

     Total costs and expenses     618,326     611,265      579,186

INCOME BEFORE INCOME TAXES         27,809      31,587       25,399

PROVISION FOR INCOME TAXES         10,915      11,887        9,900

NET INCOME                       $ 16,894    $ 19,700     $ 15,499


EARNINGS PER SHARE -
 Basic and diluted               $    .75    $    .84     $    .65








   * Including sales to related parties of $133,170, $138,511 and $137,219 in the years ended December 31, 1998, 1997 and 1996, respectively.




   The accompanying notes are an integral part of the financial statements.

                               TBC CORPORATION

                         CONSOLIDATED STATEMENTS OF

                            STOCKHOLDERS' EQUITY

                               (In thousands)


                                         Years ended December 31, 1996, 1997 and 1998
                                       Common Stock        Additional
                                  Number of                 Paid-In      Retained
                                     Shares     Amount       Capital      Earnings       Total
BALANCE, JANUARY 1, 1996            23,784      $2,378        $9,543      $ 92,902    $104,823

  Net income for year                                                       15,499      15,499

  Issuance of common stock under
  stock option and incentive plans      24            3          114            -          117

  Repurchase and retirement
    of common stock                    (81)          (8)         (33)         (593)       (634)

BALANCE, DECEMBER 31, 1996          23,727        2,373        9,624       107,808     119,805

  Net income for year                                                       19,700      19,700

  Issuance of common stock under
  stock option and incentive plans      59            6          364            -          370

  Repurchase and retirement
    of common stock                   (623)         (63)        (254)        (5,425)    (5,742)

  Tax benefit from exercise of
    stock options                       -            -            54             -          54

BALANCE, DECEMBER 31, 1997          23,163        2,316        9,788        122,083    134,187

  Net income for year                                                        16,894     16,894

  Issuance of common stock under
  stock option and incentive plans      84            8          626             -         634

  Repurchase and retirement
    of common stock                 (2,075)        (207)        (931)       (12,203)   (13,341)

  Tax benefit from exercise of
    stock options                       -            -            57             -          57

BALANCE, DECEMBER 31, 1998          21,172       $2,117      $ 9,540       $126,774   $138,431


  The accompanying notes are an integral part of the financial statements.

                         TBC CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (In thousands)


                                                     Years ended December 31,

                                                      1998      1997     1996
Operating Activities:
 Net income                                         $16,894   $19,700  $15,499

 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                      6,226     6,742    5,750
    Amortization                                        951       979      530
    Write-off of intangible assets                       -         -       276
    Deferred income taxes                              (464)    1,586     (845)
    Equity in (earnings) loss from joint ventures       217      (426)    (265)
    Changes in operating assets
      and liabilities:
       Receivables                                    8,748     9,260   19,383
       Inventories                                  (15,335)  (13,704)  (2,815)
       Other current assets                           3,159    (4,375)  (1,986)
       Other assets                                  (1,148)      (15)     (40)
       Accounts payable, trade                       15,593    (5,882)     589
       Federal and state income taxes
         refundable or payable                          219    (2,541)   1,240
       Other current liabilities                       (275)    1,484    1,366
       Noncurrent liabilities                          (263)      123      203

   Net cash provided by operating activities         34,522    12,931   38,885

Investing Activities:
 Purchase of property, plant and equipment          (12,405)   (9,104)  (5,260)
 Acquisition of Big O Tires, Inc.                        -         -   (55,433)
 Acquisition of Carroll's, Inc.                     (28,201)       -        -
 Investments in joint ventures                       (5,074)       -        -
 Net proceeds from asset disposition                     -         -     2,099
 Other                                                  518     1,130      777

   Net cash used in investing activities            (45,162)   (7,974) (57,817)

Financing Activities:
 Net bank borrowings (repayments) under
    short-term borrowing arrangements                23,648     1,404  (29,746)
 Increase (decrease) in outstanding checks, net       1,623     2,678   (8,480)
 Increase in long-term debt                              -         -    60,000
 Payments on long-term debt                            (826)   (2,750)  (2,325)
 Issuance of common stock under stock option
     and incentive plans                                318       370      117
 Repurchase and retirement of common stock          (13,341)   (5,742)    (634)

   Net cash provided by (used in)
      financing activities                           11,422    (4,040)  18,932

Change in cash and cash equivalents                     782       917       -

Cash and cash equivalents:
 Balance - Beginning of year                            917        -        -

 Balance - End of year                             $  1,699  $    917  $    -

                         TBC CORPORATION

        CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                         (In thousands)

                                                               Years ended December 31,
                                                             1998        1997       1996
Supplemental Disclosures of Cash Flow Information:
 Cash paid for - Interest                                 $  6,278   $   6,090    $  3,510
               - Income Taxes                               11,162      12,842       9,506


Supplemental Disclosure of Non-Cash Financing Activity:
 Tax benefit from exercise of stock options               $     57   $      54    $     -

 Issuance of restricted stock under stock incentive plan       316          -           -

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

   On November 19, 1998, the Company completed the acquisition of Carroll's, Inc. for a total purchase price of $28,000, plus applicable closing costs. The acquisition was accounted for under the purchase method, as follows:

   Estimated fair value of assets acquired                 $47,946
   Goodwill                                                  6,472
   Cash Paid                                               (28,201)

   Liabilities assumed                                     $26,217

   On July 10, 1996, the Company completed the acquisition of Big O Tires, Inc. for a total purchase price of approximately $54,646, plus applicable closing costs. The acquisition was accounted for under the purchase method, as follows:

   Estimated fair value of assets acquired                                         $60,263
   Trademarks and Goodwill                                                          33,072
   Cash Paid                                                                       (55,433)

   Liabilities assumed                                                             $37,902


   During 1996, the Company disposed of certain assets of its former battery distribution subsidiary, as follows:

   Assets sold                                                                    $ (2,882)
   Cash received                                                                     2,099

   Liabilities assumed by purchaser                                              $    (783)


    The accompanying notes are an integral part of the financial statements.

                         TBC CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Operations

      The Company is principally engaged in one business, the distribution of tires in the automotive replacement market. The Company's customers include wholesalers and retailers in the United States, Canada and Mexico. Through its Big O Tires, Inc. subsidiary, acquired in July 1996, the Company also acts as a franchisor of independent retail tire and automotive service stores located primarily in the Midwest and western United States. On a limited basis, Big O engages in site selection and real estate development for franchised stores and owns and operates a small number of retail stores.

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

      Inventories - Inventories, consisting of automotive products held for resale, are valued at the lower of cost (principally last in-first out) or market. Current costs of inventories exceeded the LIFO value by $ 5,965,000 and $3,517,000 at December 31, 1998 and 1997, respectively.

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

1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Goodwill, Trademarks and Other Intangible Assets - Goodwill was recorded as a result of the acquisition of Carroll's, Inc. in November 1998, and both goodwill and trademarks were recorded as a result of the acquisition of Big O Tires, Inc. in July 1996. Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. The value assigned to Big O trademarks was based on an independent third-party valuation prepared at the time of acquisition. Goodwill, trademarks and other intangible assets are amortized on a straight-line basis, principally over 40 years. Accumulated amortization on intangible assets totaled $2,091,000 and $1,266,000 at December 31, 1998 and 1997, respectively.

      The Company periodically reviews the recoverability of intangible and other long-lived assets. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows of the specific intangible assets and determine if the assigned value is recoverable based on such projection. If impairment is indicated, an adjustment will be made to the carrying value of the assets based on the discounted future cash flows. The Company does not believe that there were any facts or circumstances which indicated an impairment of recorded intangible assets as of December 31, 1998.

      Franchise fees - Each Big O franchisee is required to pay an initial franchise fee as well as monthly royalty fees of 2% of gross sales. Included in net sales in 1998,1997 and 1996 were franchise and royalty fees of $8,549,000, $7,811,000 and $3,742,000, respectively.

      Standard warranty - The costs of anticipated adjustments for workmanship and materials that are the responsibility of the Company are estimated and charged to expense currently. Warranty reserves of $8,025,000 and $6,931,000 were included in other current liabilities in the balance sheets at December 31, 1998 and 1997, respectively.

      Interest on early payments to suppliers for product - Interest income associated with early payments to suppliers for product is recorded as a reduction to cost of sales in the statements of income. This interest income represented 1.4% of net sales during 1998 and 1.5% in 1997 and 1996.

      Earnings per share - Earnings per share have been calculated according to Statement of Financial Accounting Standards No. 128, "Earnings per share". Basic earnings per share have been computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed by dividing net income by the weighted
average number of common shares and equivalents outstanding.   Common share
equivalents represent shares issuable upon assumed exercise of stock options. Average common shares and equivalents outstanding were as follows (in thousands):
                                                  1998        1997      1996

   Weighted average common shares outstanding    22,430      23,466    23,793

   Common share equivalents                          51         105        47

   Weighted average common shares and
      equivalents outstanding                    22,481      23,571    23,840

2.  TRANSACTIONS WITH RELATED PARTIES AND MAJOR CUSTOMERS

      The Company's operations are managed through its Board of Directors, members of which owned or are affiliated with companies which owned approximately 8% of the Company's common stock at December 31, 1998. Sales to distributors represented on the Board, including affiliates of such distributors (and including Carroll's, Inc. prior to being acquired by the Company in November 1998), accounted for approximately 17% of the Company's net sales during 1998, 18% during 1997 and 20% in 1996. Sales to Carroll's, Inc., prior to being acquired by the Company, accounted for approximately 10% of net sales in 1998, 11% in 1997 and 12% in 1996. Another major customer, unaffiliated with the board of directors, accounted for approximately 10% of net sales in 1998, 11% in 1997 and 9% in 1996. Sales to joint ventures in which the Company has an ownership interest accounted for approximately 3% of the Company's net sales during 1998, 4% in 1997 and 3% in 1996. Accounts receivable resulting from transactions with related parties are presented separately in the balance sheets.

3.  ACQUISITION OF CARROLL'S, INC.

      On November 19, 1998, the Company acquired all of the common stock of Carroll's, Inc., a privately-owned wholesale distributor of tires and automotive products located in the southeastern United States. The acquisition, which was accounted for as a purchase, was made with cash, for a total purchase price of $28,000,000. Prior to the acquisition, Carroll's was the Company's largest customer. These consolidated financial statements include the operating results of Carroll's from the date of acquisition.

      The following unaudited pro forma information (adjusted for interest on required borrowings, estimated amortization of goodwill, elimination of intercompany sales and profits, etc.) was prepared as if the companies had been combined prior to 1997. This unaudited pro forma information does not purport to present what actual results of operations would have been or to
project results for any future period.   Pro-forma net sales were
$727,000,000 in 1998 and $723,700,000 in 1997; pro-forma net income was
$18,800,000 in 1998 and $20,200,000 in 1997; pro-forma earnings per share were $.84 in 1998 and $.86 in 1997.

4.  ACQUISITION OF BIG O TIRES, INC.

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

      The following unaudited pro forma information (adjusted for interest on required borrowings, estimated amortization of intangible assets, improved sourcing strength, etc.) was prepared as if the companies had been combined
prior to 1996.   This unaudited pro forma information does not purport to
present what actual results of operations would have been or to project
results for any future period.   For the year ended December 31, 1996,  pro-
forma net sales were $673,700,000, pro-forma net income was $18,000,000, and pro-forma earnings per share were $.76.

5.  CREDIT FACILITIES

       The Company's short-term borrowing agreements consist of a one-year committed bank facility and a three-year committed bank facility. The credit facilities allow the Company to borrow up to $78,500,000, with interest on the one-year facility at the federal funds rate plus 1.15% and interest on the three-year facility based on LIBOR plus a variable rate between 0.45% and 0.875%. The credit facilities also require the payment of certain commitment and administrative fees. The unused amount under these facilities at December 31, 1998 was $28.2 million. The weighted average interest rate on short-term borrowings at December 31, 1998 and 1997 was 5.96% and 7.22%, respectively.

       The credit facilities contain certain financial covenants dealing with the Company's tangible net worth, working capital, funded indebtedness and fixed charge coverage ratio. The credit facilities also include certain restrictions which affect the Company's ability to incur additional debt, sell or place liens upon assets and provide guarantees.

6.  LONG-TERM DEBT

  Long-term debt consists of the following (in thousands):
                                                               December 31,
                                                             1998       1997

7.55% Series A Senior Note, due from 1999 through 2003      $32,500   $32,500

7.87% Series B Senior Note, due from 2004 through 2005       11,000    11,000

8.06% Series C Senior Note, due from 2006 through 2008       16,500    16,500

8.71% Senior loan, collateralized by certain real estate,
  due in quarterly installments through 2004                  7,333     8,000

Other debt                                                      179       337

                                                             67,512    68,337

  Less current portion                                        7,859       690

                                                            $59,653   $67,647

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

     Maturities of long-term debt for the next five years are as follows:
$7,859,000 due in 1999, $7,986,000 in 2000, $7,833,000 in 2001, $7,833,000 in
2002 and $7,833,000 in 2003.

7. OTHER ASSETS

     Other assets consist of the following (in thousands):

                                                     December 31,
                                                  1998           1997

  Notes receivable                              $  9,063      $  8,445
  Investments in joint ventures                    7,436         2,811
  Other intangible assets, net                       651           741
  Other                                            3,199         1,529
                                                 $20,349       $13,526

     The notes receivable totals include a note for $4,897,000 from a former distributor. The maker of the note was discharged in a proceeding under Chapter 11 of the Bankruptcy Code in 1991. The Company received distributions totaling $308,000 from the bankruptcy proceeding. The Company holds written guarantees of the distributor's account, absolute and continuing in form, signed by the principal former owners and officers of the distributor and their wives, upon which the Company filed suit in 1989. The defendants have pleaded various defenses based on, among other things, an alleged oral cancellation of the guarantees. The defendants have also filed a third party complaint against the Company's former chief executive officer in which they claim the right to recover against him for any liability they may have to the Company. The lawsuit is presently scheduled to be tried in May 1999. The Company believes that the defendants' defenses are invalid and that there is no merit to the third-party complaint. The Company knows of no reason to believe that the defendants will be unable to pay any judgment that may be entered against them in the action.

8.  LEASES

     Rental expense of $3,564,000, $3,031,000 and $2,545,000 was charged to operations in 1998, 1997 and 1996, respectively, after deducting sublease income of $1,887,000 in 1998, $2,122,000 in 1997 and $996,000 in 1996.
Minimum noncancelable real property lease commitments at December 31, 1998 were as follows (in thousands):

                  Year                      Amount

                  1999                      $ 6,767
                  2000                        6,294
                  2001                        5,090
                  2002                        3,498
                  2003                        3,238
                  Thereafter                  8,826
                                             33,713
                  Less sublease income      (10,657)

                                            $23,056

     The commitments relate substantially to distribution facilities. In addition to the above rental payments, the Company is obligated in some instances to pay real estate taxes, insurance and certain maintenance.

9.  INCOME TAXES

      The Company records income taxes using the liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Income taxes provided for the years ended December 31, 1998, 1997 and 1996 were as follows (in thousands):

                                       1998       1997     1996
      Current:
          Federal                    $  9,843  $  8,910  $ 9,375
          State                         1,536     1,391    1,370
                                       11,379    10,301   10,745
      Deferred                           (464)    1,586     (845)

                                     $ 10,915  $ 11,887  $ 9,900


      The provision for deferred income taxes represents the change in the Company's net deferred income tax asset or liability during the year, including the effect of any enacted tax rate changes. Deferred income taxes arise from temporary differences between the tax basis of the Company's assets and liabilities and their reported amounts in the financial statements. Included in the Carroll's assets acquired in 1998 were deferred income tax assets totaling $2,594,000. Included in the Big O assets acquired in 1996 was a deferred income tax asset of $3,365,000, while liabilities assumed in the Big O acquisition included a deferred income tax liability of $7,604,000.

      The net deferred income tax asset in the financial statements at December 31, 1998 included $2,039,000 related to the allowance for doubtful accounts and notes, $2,032,000 related to inventory reserves and basis differences, and $3,110,000 related to accrued warranty reserves. At December 31, 1997, the net deferred income tax asset included $824,000 related to the allowance for doubtful accounts and notes, $1,366,000 related to inventories and $2,696,000 related to warranty reserves. The net deferred income tax liability at December 31, 1998 and 1997 included $6,734,000 and $6,913,000, respectively, related to trademarks.

      The difference between the Company's effective income tax rate and the statutory U. S. Federal income tax rate is reconciled as follows:

                                        1998      1997      1996

      Statutory U.S. Federal rate       35.0%     35.0%     35.0%
      State income taxes                 3.6       2.9       3.5
      Other                               .6       (.3)       .5

      Effective tax rate                39.2%     37.6%     39.0%

10.  RETIREMENT PLANS

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

      The following table sets forth the defined benefit pension plan's changes in projected benefit obligations for service rendered to date, changes in the fair value of plan assets, the funded status and amounts recognized in the Company's balance sheets (in thousands):
                                                    1998             1997
  Actuarial present value of projected benefit
    obligations, at beginning of year            $(6,852)          $(6,589)

    Service cost                                    (400)             (404)
    Interest cost                                   (443)             (454)
    Actuarial gain (loss)                             88              (404)
    Settlement charges                              (257)             (660)
    Benefits paid                                  1,266             1,589
    Expenses paid                                     63                70

  Actuarial present value of projected benefit
    obligations, at end of year                   (6,535)           (6,852)

  Fair value of plan assets, at beginning of year  6,176             6,590

    Actual return on plan assets                     942             1,094
    Employer contribution                             75               151
    Benefits and expenses paid                    (1,329)           (1,659)

  Fair value of plan assets, at end of year        5,864             6,176

  Funded Status  - plan assets over (under)
    projected benefit obligation, at end of year    (671)             (676)

    Unrecognized net loss from experience
     different from that assumed                   1,149             1,782

    Unrecognized net assets and prior service cost    73                64

  Prepaid pension cost, at end of year          $    551           $ 1,170

    The net expense for the defined benefit pension plan in 1997 included a charge of $810,000 associated with an early retirement program accepted by certain employees. The net expense for 1998, 1997 and 1996 was comprised of the following (in thousands):

                                   1998        1997       1996

      Service cost               $   400     $   404    $   392
      Interest cost                  443         454        419
      Return on plan assets         (942)     (1,093)      (639)
      Net amortization, deferral
          and settlement charges     794       1,412        131

                                 $   695      $1,177    $   303

      In determining the 1998 and 1997 actuarial present values of benefit obligations for the defined benefit plan, assumptions included a 7% discount rate, a 5% increase in future compensation levels, and a 10% expected long-term rate of return on assets. Actuarial present values of accumulated benefit obligations were $4,012,000 at December 31, 1998 and $4,206,000 at December 31, 1997, including vested benefits of $3,894,000 and $4,123,000, respectively.

      The Company also has unfunded supplemental retirement plans for certain of its executive officers, to provide benefits in excess of amounts permitted to be paid by its other retirement plans under current tax law. In addition, supplemental retirement provisions are included in the employment agreement of the Company's Vice Chairman and Chief Executive Officer. Expenses for supplemental retirement benefits totaled $538,000 in 1998, $377,000 in 1997 and $313,000 in 1996. At December 31, 1998, the projected benefit obligation, computed using the same discount rate and compensation assumptions as for the defined benefit pension plan, was $2,511,000. The accumulated benefit obligation, which was reflected as a noncurrent liability at December 31, 1998, totaled $1,793,000.

      The Company maintains an employee savings plan under Section 401(k) of the Internal Revenue Code. Contributions by the Company to the 401(k) plan include those based on a specified percentage of employee contributions, as well as discretionary contributions. Expenses recorded for the Company's contributions totaled $409,000 in 1998, $422,000 in 1997 and $194,000 in
1996.

11.  STOCKHOLDERS' EQUITY

      The Company is authorized to issue 50,000,000 shares of $.10 par value common stock. In addition, 2,500,000 shares of $.10 par value preferred stock are authorized, none of which were outstanding at December 31, 1998 or 1997.

      The Company has a Stockholder Rights Plan whereby outstanding shares of the Company's common stock are accompanied by preferred stock purchase rights. The rights become exercisable ten days after a public announcement that a person or group has acquired 20% or more of the Company's common stock or any earlier date designated by the Board of Directors. Under defined circumstances, the rights allow TBC stockholders (other than the 20% acquiror) to purchase common stock in the Company at a price which may be substantially less than the market price. The rights expire on July 31, 2008 unless redeemed at an earlier date.

      In 1998, 1997 and 1996, shares of the Company's common stock were repurchased and retired under authorizations made by the Board of Directors. As of December 31, 1998, the Company had unused authorizations from the Board for the repurchase of approximately 1,936,000 additional shares.

12.  STOCK OPTIONS AND INCENTIVE PLAN

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

12.  STOCK OPTIONS AND INCENTIVE PLAN (Continued)

      The 1989 Plan also authorizes the committee to grant performance awards and restricted stock awards to officers and other key employees. Additionally, the 1989 Plan provides for the annual grant of restricted stock with a market value of $5,000 to each non-employee director of the Company. Each of these shares of restricted stock is accompanied by four options, which are only exercisable under certain conditions and the exercise of which results in the forfeiture of the associated share of restricted stock. The options expire in one-third increments as the associated restricted stock vests. Such tandem options are not included in the totals shown below for outstanding options. At December 31, 1998, 2,106,000 shares were available for future option and restricted stock grants under the 1989 Plan.

      A summary of stock option activity during 1996, 1997 and 1998 is shown below:

                                                                    Weighted
                                                                    Average
                                    Option     Option Price         Exercise
                                    Shares         Range               Price
Outstanding at January 1, 1996
  (332,099 exercisable)              513,343    $ 1.48 - $12.13       $ 7.62
  Granted in 1996                     72,731      6.38 -   8.88         8.47
  Exercised in 1996                   58,038      1.48 -   6.55         2.35
  Forfeited in 1996                   14,396      9.69 -  12.13        10.17
Outstanding at December 31, 1996
  (331,784 exercisable)              513,640    $ 5.03 - $12.13       $ 8.27
  Granted in 1997                    324,112               7.75         7.75
  Exercised in 1997                   53,261      5.03 -   6.55         6.20
  Forfeited in 1997                   34,711      6.55 -  12.13         9.81
Outstanding at December 31, 1997
  (330,225 exercisable)              749,780    $ 5.03 - $12.13       $ 8.12
  Granted in 1998                    397,025      9.25 -  10.25         9.86
  Exercised in 1998                   52,632      5.03 -   7.75         6.03
  Forfeited in 1998                   17,210      7.75 -  12.13         9.38
Outstanding at December 31, 1998
  (407,605 exercisable)            1,076,963    $ 5.03 - $12.13       $ 8.84



      Additional information regarding stock options outstanding at December 31, 1998 is shown below:

                                Outstanding Options         Exercisable Options
                                     Weighted    Weighted              Weighted
                                     Average     Average               Average
                          Option     Exercise    Remaining     Option  Exercise
    Option Price Range    Shares        Price        Term      Shares    Price

    $  5.03  - $  7.50    138,336      $ 5.95      2.1 yrs.    137,295   $5.94

    $  7.51  - $ 10.00    758,579        8.83      8.2 yrs.    185,262    8.60

    $ 10.01  - $ 12.13    180,048       11.14      7.0 yrs.     85,048   12.13

                        1,076,963                              407,605

12.  STOCK OPTIONS AND INCENTIVE PLAN (Continued)

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation has been recognized for the stock options granted in 1998, 1997 or 1996. Using fair value assumptions specified in SFAS No. 123, the weighted average per share value of options granted during 1998, 1997 and 1996 was $4.28, $3.36 and $3.29, respectively. Had compensation cost for such option grants been determined using such assumptions, the Company's net income on a pro forma basis would have been $16,196,000 in 1998, $19,355,000 in 1997 and $15,405,000 in 1996, compared to reported net income of $16,894,000 in 1998, $19,700,000 in 1997 and
$15,499,000 in 1996. Pro forma earnings per share would have been $.72 and $.82 in 1998 and 1997, respectively, rather than the reported totals of $.75 in 1998 and $.84 in 1997. Pro forma earnings per share in 1996 were the same as the reported amount.

      The fair value of each option granted in 1998, 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: dividend yield of 0%; risk-free interest rates equal to zero-coupon governmental issues; and expected lives of 4.9 years in 1998 and 5 years in 1997 and 1996. The expected volatility percentages used for options granted were 40.5% for 1998, 37.8% for 1997 and 30% for 1996.

13.  FINANCIAL GUARANTEES AND CREDIT RISK

      The Company's Big O Tires, Inc. subsidiary has provided certain financial guarantees associated with real estate leases and financing of its franchisees. Although the guarantees were issued in the normal course of business to meet the financing needs of its franchisees, they represent credit risk in excess of the amounts reported on the balance sheet as of December 31, 1998. The contractual amounts of the guarantees, which represent the Company's maximum exposure to credit loss in the event of non-performance by the franchisees, totaled $7,466,000 as of December 31, 1998, including $3,371,000 related to franchisee financing and $4,095,000 related to real estate leases. In addition, Big O is the guarantor of the mortgage loan on a formerly-owned building. At December 31, 1998, the exposure to credit loss on such mortgage loan totaled $2,591,000.

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

14.  LEGAL PROCEEDINGS

      In addition to the litigation described in Note 7, the Company is involved in various legal proceedings which are routine to the conduct of its business. The Company does not believe that any such routine litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

15.  REFOCUS OF OPERATIONS ON REPLACEMENT TIRE BUSINESS

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


SUPPLEMENTARY DATA:

QUARTERLY FINANCIAL INFORMATION

      Unaudited quarterly results for 1998 and 1997 are summarized as follows:

                         (In thousands, except per share amounts)

                          First     Second      Third      Fourth
                         Quarter    Quarter    Quarter     Quarter
      1998

  Net sales             $140,735   $161,923   $177,661    $165,816
  Cost of sales          118,401    137,148    150,049     137,616
  Net income               3,150      3,719      5,506       4,519
  Earnings per share -
    Basic and diluted * $    .14   $    .16   $    .25    $    .21

      1997

  Net sales             $144,367   $163,785   $182,648    $152,052
  Cost of sales          123,071    139,261    155,713     126,074
  Net income               3,231      4,784      6,042       5,643
  Earnings per share -
      Basic and diluted $    .14   $    .20   $    .26    $    .24


  * The total of earnings per share for each of the quarters of 1998 does not equal earnings per share for the year ended December 31, 1998, due to the decrease in average shares outstanding.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                            PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Except for information concerning executive officers of the Company which is set forth in Part I of this Report, the information required by this
Item 10 is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 28, 1999, under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", and is incorporated herein by this reference.


Item 11. EXECUTIVE COMPENSATION

       The information required by this Item 11 is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 28, 1999, under the captions "Election of Directors" and "Executive Compensation", and, with the exception of the information disclosed in the Proxy Statement pursuant to Item 402(k) or 402(l) of Regulation S-K, is incorporated herein by this reference.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

       The information required by this Item 12 is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 28, 1999, under the caption "Security Ownership of Management and Principal Stockholders", and is incorporated herein by this reference.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item 13 is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 28, 1999, under the captions "Election of Directors" and "Executive Compensation", and is incorporated herein by this reference.

                             PART IV



Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
        ON FORM 8-K

        (a)(1)  FINANCIAL STATEMENTS

           The following items, including consolidated financial statements of the Company, are set forth at Item 8 of this Report:

              Report of Independent Certified Public Accountants

              Consolidated Balance Sheets - December 31, 1998, and 1997

              Consolidated Statements of Income - Years ended December 31, 1998, 1997, and 1996

              Consolidated Statements of Stockholders' Equity - Years ended December 31, 1996, 1997 and 1998

              Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997, and 1996

              Notes to Consolidated Financial Statements

        (a)(2)  FINANCIAL STATEMENT SCHEDULES

              Report of Independent Certified Public Accountants (at p. 35 of this Report)

              Schedule II - Valuation and qualifying accounts (at p. 36 of this Report)

              All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

        (a)(3)  EXHIBITS

           See INDEX to EXHIBITS included at p. 37 of this Report

        (b)REPORTS ON FORM 8-K

           During the quarter ended December 31, 1998, the Company filed a Current Report on Form 8-K dated November 19, 1998, providing under Item 2, "Acquisition or Disposition of Assets", information relative to the acquisition on November 19, 1998 of all of the outstanding capital stock of Carroll's, Inc.

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TBC Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of February, 1999.

                            TBC CORPORATION


                            By:    /s/ LOUIS S. DiPASQUA
                                          Louis S. DiPasqua
                                          Vice Chairman and
                                          Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of TBC Corporation and in the capacities and on the dates indicated:



             Name                   Title                      Date


/s/ LOUIS S. DiPASQUA        Vice Chairman, Chief          February 9, 1999
Louis S. DiPasqua            Executive Officer
                             and Director

/s/ RONALD E. McCOLLOUGH     Executive Vice President,     February 9, 1999
Ronald E. McCollough         Chief Financial Officer
                             and Treasurer (principal
                             accounting and financial
                             officer)




 MARVIN E. BRUCE            Chairman of the Board          February 9, 1999
Marvin E. Bruce             of Directors



/s/ LAWRENCE C. DAY         President, Chief               February 9, 1999
Lawrence C. Day             Operating Officer and
                            Director



 ROBERT H. DUNLAP           Director                       February 9, 1999
Robert H. Dunlap

* CHARLES A. LEDSINGER, JR.   Director                     February 9, 1999
Charles A. Ledsinger, Jr.



* RICHARD A. McSTAY           Director                     February 9, 1999
Richard A. McStay



* ROBERT M. O'HARA            Director                     February 9, 1999
Robert M. O'Hara



* ROBERT R. SCHOEBERL         Director                     February 9, 1999
Robert R. Schoeberl



* RAYMOND E. SCHULTZ          Director                     February 9, 1999
Raymond E. Schultz



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



                                           /s/ LOUIS S. DiPASQUA
                                                Louis S. DiPasqua
                                                Attorney-in-Fact

                    REPORT OF INDEPENDENT ACCOUNTANTS
                       FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Stockholders of TBC Corporation

Our audits of the consolidated financial statements referred to in our report dated January 29, 1999 appearing on page 14 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PricewaterhouseCoopers LLP




Memphis, Tennessee
January 29, 1999

                         TBC CORPORATION

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

      FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                         (In thousands)



                                         Additions
                                    Charged    Charged
                                    to Costs    to
                         Balance       and      Other                 Balance
                       January 1,  Expenses  Accounts  Deductions  December 31,
    1998

Warranty reserve......    $ 6,931   $ 5,647   $ 1,200 (1)  $ 5,753 (3)  $8,025

Allowance for
 Doubtful accounts....      7,344       742     2,144 (1)      932 (4)   9,298


    1997

Warranty reserve.....       6,675     6,422        -         6,166 (3)   6,931

Allowance for
 Doubtful accounts....      8,879     1,394        -         2,929 (4)   7,344


    1996

Warranty reserve.....       1,002     4,159     5,613 (2)    4,099 (3)   6,675

Allowance for
 Doubtful accounts....      8,014     1,640     1,954 (2)    2,729 (4)   8,879





(1) Includes amounts for Carroll's, Inc. as of the November 19, 1998 acquisition date.

(2) Includes amounts for Big O Tires, Inc. as of the July 10, 1996 acquisition date.

(3) Amounts added during current year and payable at year end less amount payable at beginning of year.

(4)  Accounts written off during year, net of recoveries.

                           INDEX TO EXHIBITS

                                                                    Located at
                                                                     Manually
                                                                  Numbered Page

 (2)  PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT,
      LIQUIDATION OR SUCCESSION:

  2.1 Agreement and Plan of Merger, dated as of April 30, 1996, by and among TBC Corporation, TBCO Acquisition, Inc. and Big O
      Tires, Inc., was filed as Exhibit 2.1 to the TBC Corporation Current
      Report on Form 8-K, dated April 30, 1996............                   *

  2.2 Share Purchase Agreement, dated November 19, 1998, by and among TBC Corporation, Robert E. Carroll, Jr., and William J.
      Baker II, Trustee, was filed as Exhibit 2.1 to the TBC Corporation
      Current Report on Form 8-K, dated November 19, 1998.............       *

 (3)  ARTICLES OF INCORPORATION AND BY-LAWS:

  3.1 Certificate of Incorporation of TBC Corporation, as amended
      April 29, 1988, was filed as Exhibit 3.1 to the TBC Corporation
      Annual Report on Form 10-K for the year ended December 31, 1994....    *

  3.2 Amendment to Restated Certificate of Incorporation of TBC
      Corporation dated April 23, 1992, was filed as Exhibit 3.2 to the
      TBC Corporation Annual Report on Form 10-K for the year ended
      December 31, 1992............................................          *

  3.3 By-Laws of TBC Corporation as amended through April 22, 1998, were filed as Exhibit 3.1 to the TBC Corporation Quarterly Report
      on Form 10-Q for the quarter ended March 31, 1998...........           *

 (4)  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
      INCLUDING INDENTURES:

  4.1 Amended and Restated $30,000,000 Long Term Credit Agreement, dated as of November 9, 1998, among TBC Corporation, the lending institutions party thereto, First Tennessee Bank National Association as Administrative Agent, and The Chase Manhattan Bank as
      Syndication Agent and Sole Book Manager, including as Exhibit A the form of Amended and Restated Note, dated November 9, 1998, issued by TBC Corporation to each lender pursuant thereto, and including as Exhibit F the form of Continuing Guaranty executed by certain subsidiaries of TBC Corporation in connection therewith... 44

4.2   Amended and Restated $48,500,000 Short Term Credit Agreement,
      dated as of November 9, 1998, among TBC Corporation, the lending institutions party thereto, First Tennessee Bank National
      Association as Administrative Agent, and The Chase Manhattan
      Bank as Syndication Agent and Sole Book Manager, including as
      Exhibit A-1 the form of Amended and Restated Revolving Note, dated November 9, 1998, issued by TBC Corporation to each lender pursuant thereto, including as Exhibit A-2 the form of Amended and Restated Swing Line Note, dated November 9, 1998, issued by TBC Corporation to First Tennessee Bank National Association pursuant thereto, and including as Exhibit F the form of Continuing Guaranty executed by certain subsidiaries of TBC Corporation in connection
      therewith......................................................      130

4.3   Note Purchase and Private Shelf Agreement, dated July 10, 1996, between TBC Corporation and The Prudential Insurance Company of America, was filed as Exhibit 4.1 to the TBC Corporation Current
      Report on Form 8-K, dated July 10, 1996.......................         *

4.4 Series A, Series B, and Series C Senior Notes, dated July 10, 1996, issued by TBC Corporation pursuant to the Note Purchase
      Agreement referenced in item 4.3 above, were filed as Exhibit 4.2 to the TBC Corporation Current Report on Form 8-K, dated
      July 10, 1996....................................................      *

4.5 Amendment No. 1, dated September 20, 1996, to the Note Purchase Agreement referenced in item 4.3 above, including form of Continuing Guaranty executed by certain subsidiaries of TBC Corporation in connection therewith, was filed as Exhibit 4.5 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30,
      1996..............................................................     *

4.6   Amendment No. 2, dated October 28, 1998, to the Note Purchase
      Agreement referenced in item 4.3 above..........................     202

4.7 Amended and Restated Rights Agreement, dated as of July 23, 1998, between TBC Corporation and BankBoston, N.A., as Rights Agent,
      including as Exhibit A thereto the form of Rights Certificate, was filed as Exhibit 4.1 to the TBC Corporation Form 8-A/A-1 Registration
      Statement filed with the Commission on July 30, 1998..............     *

4.8   Other long-term debt instruments................................       #

(10)  MATERIAL CONTRACTS:

      Management Contracts and Compensatory Plans or Arrangements

10.1  Executive Employment Agreement between the Company and
      Mr. Louis S. DiPasqua, amended and restated as of January 31,
      1995, was filed as Exhibit 10.1 to the TBC Corporation Quarterly
      Report on Form 10-Q for the quarter ended March 31, 1995.........      *

10.2 Agreement, dated January 7, 1998, to Extend Executive Employment Agreement between the Company and Mr. Louis S. DiPasqua was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on
      Form 10-Q for the quarter ended March 31, 1998...............          *

10.3  Amendment, dated July 1, 1996, to Executive Employment
      Agreement between the Company and Mr. Louis S. DiPasqua was filed as Exhibit 10.4 to the TBC Corporation Annual Report on Form
      10-K for the year ended December 31, 1996............                  *

10.4  Form of Trust Agreement (between the Company and certain executive officers - 1/1/98 version) was filed as Exhibit 10.3 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter
      ended March 31, 1998.......................................            *

10.5  TBC Corporation 1989 Stock Incentive Plan, as amended and restated April 23, 1997 was filed as Exhibit 10.1 to the TBC
      Corporation Quarterly Report on Form 10-Q for the quarter ended
      June 30, 1997...................................................       *

10.6  TBC Corporation Deferred Compensation Plan for Directors was
      filed as Exhibit 10.10 to the TBC Corporation Annual Report on
      Form 10-K for the year ended December 31, 1993................         *

10.7  Resolution adopted by the Compensation Committee of the TBC
      Corporation Board of Directors, September 26, 1996, relating to interest payable on deferred compensation of officers and directors of TBC Corporation, was filed as Exhibit 10.3 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended
      September 30, 1996..........................................           *

10.8  Executive Employment Agreement dated as of February 20, 1998 between the Company and Mr. Lawrence C. Day, (without Exhibit A thereto, which is substantially identical to the Form of Trust
      Agreement referenced in Exhibit 10.4) was filed as Exhibit 10.4 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter
      ended March 31, 1998............................................       *

10.9  Executive Employment Agreement dated as of November 1, 1988 between the Company and Mr. Ronald E. McCollough, including
      Trust Agreement as Exhibit A thereto, as extended as of November 1,
      1991 and as amended as of July 1, 1992, was filed as Exhibit 10.12 to the TBC Corporation Annual Report on Form 10-K for the year
      ended December 31, 1992........................................        *

10.10 Amendment, dated July 1, 1996, to Executive Employment
      Agreement between the Company and Mr. Ronald E. McCollough was filed as Exhibit 10.16 to the TBC Corporation Annual Report
      on Form 10-K for the year ended December 31, 1996.......               *

10.11 Agreement to Extend Executive Employment Agreement, between the Company and Mr. Ronald E. McCollough dated October 31, 1997 was filed as Exhibit 10.16 to the TBC Corporation Annual Report
      on Form 10-K for the year ended December 31, 1997..............        *

10.12 Amended and Restated Executive Employment Agreement dated as of August 1, 1997 between the Company and Mr. Barry D.
      Robbins, including Trust Agreement as Exhibit A thereto, was filed as Exhibit 10.2 to the TBC Corporation Quarterly Report on Form
      10-Q for the quarter ended September 30, 1997..................        *

10.13 TBC Corporation Management Incentive Compensation Plan,
      effective January 1, 1997, was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended
      September 30, 1997..............................................       *

10.14 TBC Corporation Executive Supplemental Retirement Plan, as
      amended through August 1, 1997, was filed as Exhibit 10.3 to the TBC Corporation Quarterly Report on Form 10-Q for the
      quarter ended September 30, 1997.............................          *

10.15 TBC Corporation Executive Retirement Plan was filed as Exhibit
      10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the
      quarter ended June 30, 1998.....................................       *

Other Material Contracts

10.16 Lease Agreement, dated February 25, 1980, between TBC
      Corporation and Vantage-Memphis, Inc. was filed as Exhibit 10.2 to TBC Corporation Registration Statement on Form S-1, filed on
      April 21, 1983 (Reg. No. 2-83216)..............................        *

10.17 Modification and Ratification of Lease, dated April 16, 1991, between TBC Corporation and Vantage-Memphis, Inc. was filed as
      Exhibit 10.11 to the TBC Corporation Annual Report on Form 10-K
      for the year ended December 31, 1991..........................         *

10.18 Lease Agreement, dated September 23, 1992, between TBC
      Corporation and Weston Management Company (for Weston
      Building #105) was filed as Exhibit 10.18 to the TBC Corporation
      Annual Report on Form 10-K for the year ended December 31, 1992 ..     *

10.19 Lease Agreement, dated September 23, 1992, between TBC
      Corporation and Weston Management Company (for Weston
      Building #108) was filed as Exhibit 10.19 to the TBC Corporation
      Annual Report on Form 10-K for the year ended December 31, 1992 ..     *

10.20 Form of TBC Corporation's standard Distributor Agreement was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form
      10-Q for the quarter ended June 30, 1994............................   *

10.21 Form of Franchise Agreement in use by Big O Tires, Inc. was filed as Exhibit 10.25 to the TBC Corporation Annual Report on Form
      10-K for the year ended December 31, 1997.......................       *

10.22 Agreement, dated October 1, 1977, between TBC Corporation and The Kelly-Springfield Tire Company, including letter dated
      June 30, 1978, was filed as Exhibit 10.6 to TBC Corporation
      Registration statement on Form S-1, filed on April 21, 1983
      (Reg. No. 2-83216)................................................     *

10.23 Ten-Year Commitment Agreement, dated March 21, 1994, between the Company and The Kelly-Springfield Tire Company, was filed as
      Exhibit 10.2 to the TBC Corporation Quarterly Report on Form 10-Q
      for the quarter ended March 31, 1994...............................    *

10.24 Agreement, effective January 1, 1994, signed April 25, 1994, between the Company and Cooper Tire & Rubber Company, was filed as
      Exhibit 10.2 to the TBC Corporation Quarterly Report on Form 10-Q
      for the quarter ended June 30, 1994............................        *

(21)  SUBSIDIARIES OF THE COMPANY:

21.1  List of the names and jurisdictions of  incorporation of the
      subsidiaries of the Company.....................................     209

(23)  CONSENTS OF EXPERTS AND COUNSEL:

23.1  Consent of PricewaterhouseCoopers LLP, Independent Accountants,
      to incorporation by reference of their report dated January 29, 1999 in Post-Effective Amendment No. 1 to Registration Statement on
      Form S-8 for the Company's 1989 Stock Incentive Plan
      (Reg. No. 33-43166).............................................     210

(24)  POWER OF ATTORNEY:

24.1  Power of attorney of each person who signed this Annual Report on
      Form 10-K on behalf of another pursuant to a power of attorney....  211

(27)  FINANCIAL DATA SCHEDULE:

27.1  Financial Data Schedule..........................................      +



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

                          FOR THE YEAR ENDED
                           DECEMBER 31, 1998