Form 10-Q
period 1999-03-31
TBC CORP
filed 1999-04-27
CIK 718449

CONFORMED

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.  20549

                              FORM 10-Q


   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  ---          SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                      OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  ---          SECURITIES EXCHANGE ACT OF 1934

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


21,171,630 Shares of Common Stock were outstanding as of March 31, 1999.


                               1 of 11

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           TBC CORPORATION

                     CONSOLIDATED BALANCE SHEETS

                           (In thousands)

                               ASSETS


                                                 March 31,      December 31,
                                                   1999             1998
  CURRENT ASSETS:                               (Unaudited)

     Cash and cash equivalents                   $   1,018      $   1,699

     Accounts and notes receivable, less
        allowance for doubtful accounts of
        $9,415 on March 31, 1999 and
        $9,298 on December 31, 1998:
         Related parties                             6,606          8,472
         Other                                      75,417         77,632

         Total accounts and notes receivable        82,023         86,104

     Inventories                                   111,406        124,720
     Refundable federal and state income taxes          -           1,477
     Deferred income taxes                           7,687          7,653
     Other current assets                           12,574         10,072

         Total current assets                      214,708        231,725

  PROPERTY, PLANT AND EQUIPMENT, AT COST:

     Land and improvements                           8,823          8,453
     Buildings and leasehold improvements           30,893         29,954
     Furniture and equipment                        32,310         30,821
                                                    72,026         69,228
     Less accumulated depreciation                  26,620         25,146

         Total property, plant and equipment        45,406         44,082


  TRADEMARKS, NET                                   16,775         16,887


  GOODWILL, NET                                     20,669         20,747


  OTHER ASSETS                                      24,582         20,349


  TOTAL ASSETS                                   $ 322,140      $ 333,790



         See accompanying notes to consolidated financial statements.

                         TBC CORPORATION

                   CONSOLIDATED BALANCE SHEETS

                          (In thousands)

               LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 March 31,      December 31,
                                                   1999             1998
CURRENT LIABILITIES:                            (Unaudited)

   Outstanding checks, net                       $   5,074      $   5,677

   Notes payable to banks                           36,056         49,952

   Current portion of long-term debt                 7,860          7,860

   Accounts payable, trade                          45,528         43,731

   Federal and state income taxes payable                4             -

   Other current liabilities                        16,420         18,689

        Total current liabilities                  110,942        125,909


LONG-TERM DEBT, LESS CURRENT PORTION                59,174         59,653


NONCURRENT LIABILITIES                               2,631          2,612


DEFERRED INCOME TAXES                                7,156          7,185


STOCKHOLDERS' EQUITY:

   Common stock, $.10 par value,
      shares issued and outstanding -
      21,172 on March 31, 1999 and
      21,172 on December 31, 1998                    2,117          2,117

   Additional paid-in capital                        9,540          9,540

   Retained earnings                               130,580        126,774

        Total stockholders' equity                 142,237        138,431


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 322,140      $ 333,790



         See accompanying notes to consolidated financial statements.

                            TBC CORPORATION

                   CONSOLIDATED STATEMENTS OF INCOME


                (In thousands, except per share amounts)

                                 (Unaudited)


                                                        Three Months
                                                       Ended March 31,
                                                     1999          1998

NET SALES *                                      $ 162,202      $ 140,735

COSTS AND EXPENSES:

  Cost of sales                                    134,379        118,401
  Distribution                                       9,624          7,745
  Selling and administrative                        10,690          8,614
  Interest expense                                   1,842          1,440
  Other (income) expense - net                        (596)          (582)

    Total costs and expenses                       155,939        135,618

INCOME BEFORE INCOME TAXES                           6,263          5,117

PROVISION FOR INCOME TAXES                           2,457          1,967

NET INCOME                                       $   3,806      $   3,150


EARNINGS PER SHARE -
  Basic and diluted                              $     .18      $     .14






   *Including sales to related parties of $16,475 and $34,016 in the three months ended March 31, 1999 and 1998, respectively.



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

                           STOCKHOLDERS' EQUITY

                              (In thousands)

                                 (Unaudited)

                                        Common Stock        Additional
                                     Number of              Paid-In   Retained
                                     Shares     Amount      Capital   Earnings     Total

Three Months Ended
    March 31, 1998

BALANCE, JANUARY 1, 1998               23,163   $2,316      $9,788     $122,083    $134,187

  Net income for period                                                   3,150       3,150

  Issuance of common stock under
    stock option and incentive plan        67        7         454            -         461

  Repurchase and retirement
      of common stock                    (164)     (16)        (69)      (1,378)     (1,463)

  Tax benefit from exercise of
      stock options                         -        -          57            -          57

BALANCE, MARCH 31, 1998                23,066   $2,307     $10,230     $123,855    $136,392



Three Months Ended
    March 31, 1999


BALANCE, JANUARY 1, 1999               21,172   $2,117      $9,540     $126,774    $138,431


  Net income for period                                                   3,806       3,806


BALANCE, MARCH 31, 1999                21,172   $2,117      $9,540     $130,580    $142,237



         See accompanying notes to consolidated financial statements.

                         TBC CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (In thousands)

                            (Unaudited)
                                                            Three Months
                                                           Ended March 31,
                                                           1999       1998
Operating Activities:
  Net income                                             $  3,806    $ 3,150

  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                           1,610      1,599
     Amortization                                             234        243
     Deferred income taxes                                    (63)       (23)
     Equity in earnings from joint ventures                   (49)       (58)
     Changes in operating assets
       and liabilities:
         Receivables                                          563     (7,176)
         Inventories                                       13,314    (12,089)
         Other current assets                              (2,502)     1,866
         Other assets                                        (710)       179
         Accounts payable, trade                            1,797     22,546
         Federal and state income taxes
            refundable or payable                           1,481      1,908
         Other current liabilities                         (2,269)    (1,890)
         Noncurrent liabilities                                19         86

     Net cash provided by operating activities             17,231     10,341

Investing Activities:
  Purchase of property, plant and equipment                (2,992)    (3,899)
  Investments in joint ventures                                 -       (390)
  Other                                                        58        150

     Net cash used in investing activities                 (2,934)    (4,139)

Financing Activities:
  Net bank borrowings (repayments) under
      short-term borrowing arrangements                   (13,896)    (3,644)
  Increase (decrease) in outstanding checks, net             (603)    (2,185)
  Payments on long-term debt                                 (479)      (140)
  Issuance of common stock under stock option
       and incentive plans                                      -        313
  Repurchase and retirement of common stock                     -     (1,463)

     Net cash used in financing activities                (14,978)    (7,119)

Change in cash and cash equivalents                          (681)      (917)

Cash and cash equivalents:
  Balance - Beginning of year                               1,699        917

  Balance - End of period                                $  1,018    $     -


  Supplemental Disclosures of Cash Flow Information:
     Cash paid for - Interest                            $  1,674    $  1,545
                   - Income Taxes                           1,039          82


  Supplemental Disclosure of Non-Cash Financing Activity:
     Tax benefit from exercise of stock options          $      -    $     57
     Issuance of restricted stock under stock incentive plan    -         148


           See accompanying notes to consolidated financial statements.

                               TBC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Unaudited)


1.    Financial Statement Presentation

          The December 31, 1998 balance sheet was derived from audited financial statements. The consolidated balance sheet as of March 31, 1999, and the consolidated statements of income, stockholders' equity and cash flows for the periods ended March 31, 1999 and 1998, have been prepared by the Company, without audit. It is Management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1999 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report.


2.   Earnings Per Share

          Basic earnings per share have been computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares and equivalents outstanding. Common share equivalents represent shares issuable upon assumed exercise of stock options. The weighted average number of common shares and equivalents outstanding were as follows (in thousands):

                                                           Three Months
                                                          Ended March 31,
                                                           1999       1998
        Weighted average common
             shares outstanding                            21,172     23,107

        Common share equivalents                                9        111

        Weighted average common shares
             and equivalents outstanding                   21,181     23,218

                               TBC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Unaudited)


3.   Other Assets

     Other assets consist of the following (in thousands):

                                                March 31,      December 31,
                                                   1999            1998

        Notes receivable                       $ 12,581         $  9,063
        Investments in joint ventures             7,457            7,436
        Other intangible assets, net                646              651
        Other                                     3,898            3,199

                                               $ 24,582         $ 20,349


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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

     The Company's financial position and liquidity remain solid. Working capital totaled $103.8 million at March 31, 1999 compared to $105.8 million at December 31, 1998. Inventories decreased by $13.3 million during the first quarter of 1999, due principally to improved efforts to minimize inventory levels while maintaining high service levels. Current accounts and notes receivable decreased by $4.1 million during the first three months of 1999 and other assets increased $4.2 million during the same period. These fluctuations were primarily attributable to the conversion of amounts due from one customer from an account receivable to a note receivable, of which $3.3 million was classified as noncurrent at March 31, 1999. The net total owed to banks and vendors, consisting of the combined balances of cash and cash equivalents, outstanding checks, notes payable to banks and accounts payable, decreased $12.0 million from December 31, 1998 to March 31, 1999. This decrease was principally related to the previously-noted reduction in inventories, as well as the positive cash generated from operations during the first quarter of 1999. Also funded by the positive cash flow were capital expenditures during the first three months of 1999 of $3.0 million.


Results of Operations

     As a result of the Company's acquisition of Carroll's, Inc. (Carroll's) on November 19, 1998, there are a number of significant changes in income statement items between the three months ended March 31, 1999 and the year-earlier period. Carroll's, a wholesale distributor of tires and automotive products in the Southeast, was the Company's largest customer and was classified as a related party in the consolidated financial statements prior to the acquisition.

     Net sales increased 15.3% during the first quarter compared to the year-earlier level. Sales of tires accounted for approximately 94% of total sales in the current quarter versus 95% in the first three months of 1998.
Unit tire shipments increased approximately 6.0% in the first quarter and the average tire sales price increased by approximately 7.5% compared to the year-earlier period, due principally to the positive impact of the Carroll's acquisition. Excluding the net impact of the Carroll's acquisition on current quarter results, net sales increased 1.1%, including the effects of a 1.1% increase in unit tire volume, a 1.1% decreased in the average tire sales price, and an increase in non-tire sales compared to the prior year first quarter. Industrywide pricing pressures, prevalent throughout most of the last three years, continued into the current quarter.

     Cost of sales as a percentage of net sales decreased from 84.1% in the first quarter of 1998 to 82.8% in the current quarter, due principally to the positive impact of the Carroll's acquisition on consolidated profit margins. Excluding the net effect of the Carroll's acquisition, cost of sales as a percentage of net sales was relatively unchanged compared to the year-earlier level.

     Distribution expenses as a percentage of net sales increased from 5.5% in the first quarter of 1998 to 5.9% in the current quarter. The increase was largely due to the greater costs for labor and other warehousing items associated with servicing the customers of Carroll's compared to much of the Company's other customer base. Excluding the net effect of the Carroll's acquisition, distribution expenses were 5.3% of net sales in the current period.

     Selling and administrative expenses increased $2.1 million in the first three months of 1999 compared to the year-earlier level, due principally to the effects of the Carroll's acquisition. Excluding the expenses of Carroll's, which totaled $1.9 million in the current period, selling and administrative expenses increased 2.6% compared to the level in the first quarter of 1998 due primarily to increases in salaries and other compensation-related expenses.

     Interest expenses increased $402,000 compared to the year-earlier levels, due to higher short-term borrowing levels which more than offset a reduction in short-term borrowing rates. Short-term borrowings of $28.2 million were used to fund the November 1998 acquisition of Carroll's and were thus higher in the current period than in the first three months of 1998.

     The Company's effective tax rate was 39.2% in the current quarter compared to 38.4% in the first quarter of 1998, due primarily to an increase in state income taxes which resulted from the Carroll's acquisition.


Year 2000 Readiness

     The Company has addressed all significant year 2000 issues, including its business systems, processes and essential equipment, and estimates that it has completed approximately 85% of the work that will be required. The Company believes that all necessary work will be completed before December 31, 1999. The overall costs to prepare the Company for the year 2000 are not considered material to the Company's financial position or results of operation.

     The Company believes the risk of business disruption presented by potentially unresolved year 2000 issues is minimal. All internal systems have been subjected to review and those presenting possible year 2000 issues are being replaced or corrected. The Company's customers and significant suppliers have been contacted and are aware of their obligations to address their own year 2000 issues. The Company believes that both its major customers and suppliers have adequate resources to properly address their own year 2000 concerns. No significant impact on customer demand is anticipated, especially considering the relatively straightforward nature of the business of the Company and its customers. The Company does not anticipate any difficulty in continuing to purchase products from its major suppliers in sufficient quantities to meet customer demand.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not consider its exposure to market risk to be material.

PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


        (a) Exhibits -

                 None


        (b) No reports on Form 8-K were filed during the three months ended March 31, 1999.






                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 TBC CORPORATION


April 27, 1999                   By /s/ Ronald E. McCollough
                                    Ronald E. McCollough
                                    Executive Vice President,
                                      Chief Financial Officer
                                      and Treasurer