Form 10-Q
period 1999-06-30
TBC CORP
filed 1999-07-27
CIK 718449

CONFORMED

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                                FORM 10-Q


     X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     __          SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR
                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     __          SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER  0-11579


                                 TBC CORPORATION
                ____________________________________________________
               (Exact name of registrant as specified in its charter)


              DELAWARE                                         31-0600670
     _______________________________                        __________________
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)

            4770 Hickory Hill Road
             Memphis, Tennessee                                     38141
  _______________________________________                         __________
  (Address of principal executive offices)                        (Zip Code)


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


  21,175,842 Shares of Common Stock were outstanding as of June 30, 1999.


                                 1 of 12


  PART I. FINANCIAL INFORMATION

  ITEM 1. Financial Statements


                             TBC CORPORATION

                       CONSOLIDATED BALANCE SHEETS

                             (In thousands)

                                 ASSETS


                                                 June 30,        December 31,
                                                   1999              1998
    CURRENT ASSETS:                            (Unaudited)

       Cash and cash equivalents                $    1,081      $    1,699

       Accounts and notes receivable, less
          allowance for doubtful accounts of
          $9,630 on June 30, 1999 and
          $9,298 on December 31, 1998:
           Related parties                          12,900           8,472
           Other                                    82,418          77,632

           Total accounts and notes receivable      95,318          86,104

       Inventories                                 122,119         124,720
       Refundable federal and state income taxes     3,107           1,477
       Deferred income taxes                         8,174           7,653
       Other current assets                         13,588          10,072

           Total current assets                    243,387         231,725

    PROPERTY, PLANT AND EQUIPMENT, AT COST:

       Land and improvements                        10,012           8,453
       Buildings and leasehold improvements         31,677          29,954
       Furniture and equipment                      36,067          30,821
                                                    77,756          69,228
       Less accumulated depreciation                28,287          25,146

           Total property, plant and equipment      49,469          44,082


    TRADEMARKS, NET                                 16,662          16,887


    GOODWILL, NET                                   20,565          20,747


    OTHER ASSETS                                    17,784          20,349


    TOTAL ASSETS                                $  347,867      $  333,790



          See accompanying notes to consolidated financial statements.

                           TBC CORPORATION

                     CONSOLIDATED BALANCE SHEETS

                            (In thousands)

                 LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 June 30,       December 31,
                                                   1999              1998
  CURRENT LIABILITIES:                         (Unaudited)

     Outstanding checks, net                    $    9,970      $    5,677

     Notes payable to banks                         59,074          49,952

     Current portion of long-term debt               7,861           7,860

     Accounts payable, trade                        39,667          43,731

     Other current liabilities                      17,651          18,689

          Total current liabilities                134,223         125,909


  LONG-TERM DEBT, LESS CURRENT PORTION              58,833          59,653


  NONCURRENT LIABILITIES                             3,350           2,612


  DEFERRED INCOME TAXES                              6,893           7,185


  STOCKHOLDERS' EQUITY:

     Common stock, $.10 par value,
        shares issued and outstanding -
        21,176 on June 30, 1999 and
        21,172 on December 31, 1998                  2,118           2,117

     Additional paid-in capital                      9,597           9,540

     Retained earnings                             132,853         126,774

          Total stockholders' equity               144,568         138,431


  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  347,867      $  333,790



          See accompanying notes to consolidated financial statements.

                              TBC CORPORATION

                     CONSOLIDATED STATEMENTS OF INCOME


                  (In thousands, except per share amounts)

                                  (Unaudited)

                                                    Three Months             Six  Months
                                                   Ended June 30,           Ended  June 30,
                                                  1999        1998          1999      1998
  NET SALES *                                   $187,664    $161,923      $349,866  $302,658

  COSTS AND EXPENSES:

    Cost of sales                                154,553     137,148       288,932   255,549
    Distribution                                  10,991       8,186        20,615    15,931
    Selling and administrative                    11,682       8,877        22,014    17,349
    Provision for doubtful accounts and notes      4,821         172         5,179       314
    Interest expense                               1,645       1,552         3,487     2,992
    Other (income) expense - net                      (8)       (171)         (604)     (753)

      Total costs and expenses                   183,684     155,764       339,623   291,382


  INCOME BEFORE INCOME TAXES                       3,980       6,159        10,243    11,276

  PROVISION FOR INCOME TAXES                       1,670       2,440         4,127     4,407

  NET INCOME                                    $  2,310    $  3,719      $  6,116  $  6,869


  EARNINGS PER SHARE -
    Basic and diluted                           $    .11    $    .16      $    .29  $    .30




     *Including sales to related parties of $19,647 and $35,784 in the three months ended June 30, 1999 and 1998, respectively and $36,122 and $69,800 in the six months ended June 30, 1999 and 1998, respectively.


          See accompanying notes to consolidated financial statements.



                                TBC CORPORATION

                          CONSOLIDATED STATEMENTS OF

                             STOCKHOLDERS' EQUITY

                                (In thousands)

                                  (Unaudited)

                                           Common Stock       Additional
                                        Number of               Paid-In     Retained
                                        Shares      Amount      Capital     Earnings     Total
  Six Months Ended
      June 30, 1998
  BALANCE, JANUARY 1, 1998              23,163      $2,316      $ 9,788     $122,083   $134,187

    Net income for period                                                      6,869      6,869

    Issuance of common stock under
      stock option and incentive plan       84           8          626            -        634

    Repurchase and retirement
        of common stock                   (164)        (16)         (70)      (1,383)    (1,469)

    Tax benefit from exercise of
        stock options                        -           -           57            -         57

  BALANCE, JUNE 30, 1998                23,083      $2,308      $10,401     $127,569   $140,278


  Six Months Ended
      June 30, 1999

  BALANCE, JANUARY 1, 1999              21,172      $2,117      $ 9,540     $126,774   $138,431

    Net income for period                                                      6,116      6,116

    Issuance of common stock under
      stock option and incentive plan        9           1           55            -         56

    Repurchase and retirement
        of common stock                     (5)          -           (3)         (37)       (40)

    Tax benefit from exercise of
        stock options                        -           -            5            -          5

  BALANCE, JUNE 30, 1999                21,176      $2,118      $ 9,597     $132,853   $144,568


          See accompanying notes to consolidated financial statements.

                         TBC CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (In thousands)

                            (Unaudited)
                                                                Six Months
                                                              Ended June 30,
                                                             1999        1998
Operating Activities:
  Net income                                                $  6,116  $  6,869

  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                              3,353     3,302
     Amortization                                                530       486
     Provision for doubtful accounts and notes                 5,179       314
     Deferred income taxes                                      (813)      140
     Equity in earnings from joint ventures                      368       102
     Changes in operating assets
       and liabilities:
         Receivables                                         (12,477)  (12,973)
         Inventories                                           2,601    (4,927)
         Other current assets                                 (3,486)    1,386
         Other assets                                            194       219
         Accounts payable, trade                              (4,064)   21,432
         Federal and state income taxes
            refundable or payable                             (1,625)      299
         Other current liabilities                            (1,038)   (1,534)
         Noncurrent liabilities                                  738      (501)

     Net cash provided by (used in) operating activities      (4,424)   14,614

Investing Activities:
  Purchase of property, plant and equipment                   (9,055)   (4,764)
  Investments in joint ventures                                    -      (395)
  Other                                                          279       213

     Net cash used in investing activities                    (8,776)   (4,946)

Financing Activities:
  Net bank borrowings (repayments) under
      short-term borrowing arrangements                        9,122   (10,819)
  Increase (decrease) in outstanding checks, net               4,293     2,665
  Payments on long-term debt                                    (819)     (145)
  Issuance of common stock under stock option
       and incentive plans                                        26       318
  Repurchase and retirement of common stock                      (40)   (1,469)

     Net cash provided by (used in) financing activities      12,582    (9,450)

Change in cash and cash equivalents                             (618)      218

Cash and cash equivalents:
  Balance - Beginning of year                                  1,699       917

  Balance - End of period                                   $  1,081  $  1,135


  Supplemental Disclosures of Cash Flow Information:
     Cash paid for - Interest                               $  3,670  $  3,199
                   - Income Taxes                              6,565     3,968

  Supplemental Disclosure of Non-Cash Financing Activity:
     Tax benefit from exercise of stock options             $      5  $     57
     Issuance of restricted stock under stock incentive plan      30       316


          See accompanying notes to consolidated financial statements.

                                TBC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)


  1.    Financial Statement Presentation

            The December 31, 1998 balance sheet was derived from audited financial statements. The consolidated balance sheet as of June 30, 1999, and the consolidated statements of income, stockholders' equity and cash flows for the periods ended June 30, 1999 and 1998, have been prepared by the Company, without audit. It is Management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1999 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report.

            Certain reclassifications have been made in the statements of income and statements of cash flows for the periods ended June 30, 1998, to conform to the current presentation, with no effect on previously reported net income.

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

                                            Three Months        Six Months
                                           Ended June 30,      Ended June 30,

                                            1999     1998      1999      1998
        Weighted average common
          shares outstanding              21,175   23,082    21,173    23,095

        Common share equivalents              17       71        14        93

        Weighted average common shares
          and equivalents outstanding     21,192   23,153    21,187    23,188

                                TBC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


  3.   Other Assets

       Other assets consist of the following (in thousands):

                                                 June 30,        December 31,
                                                   1999              1998

          Notes receivable                      $  7,147            $  9,063
          Investments in joint ventures            7,010               7,436
          Other intangible assets, net               640                 651
          Other                                    2,987               3,199

                                                 $17,784             $20,349


            At December 31, 1998, the notes receivable total included a note for $4,897,000 from a former distributor, Wall Tire Distributors, Inc. The Company held written guarantees from the distributor's former owners, Gene and Geraldine Wall and Joe and Helen Wall, and filed suit in the Chancery Court of Shelby County, Tennessee in 1989 to recover under the guarantees. The lawsuit was tried and a decision was reached on July 1, 1999 in favor of the Walls. As a result, the Company recorded a charge to earnings in the second quarter of 1999 of $4,589,000, which equaled the balance of the note less $308,000 previously received under a related bankruptcy proceeding.

  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Financial Condition

       The Company's financial position and liquidity remain strong.
  Working capital totaled $109.2 million at June 30, 1999 compared to $105.8 million at December 31, 1998. Current accounts and notes receivable increased by $9.2 million during the first half of 1999, due primarily to seasonal fluctuations. Inventories decreased by $2.6 million during the first six months of 1999, due principally to improved efforts to minimize inventory levels while maintaining high service levels. As discussed in
  Note 3 to the consolidated financial statements, other assets were $2.6 million lower at June 30, 1999 than at December 31, 1998 due primarily to the write-off of a $4.9 million note from a former distributor, for which the Company recorded a charge to earnings during the current quarter.
  Partially offsetting the effect on other assets of this write-off was the conversion of amounts due from one customer from an account receivable to a note receivable, of which $3.1 million was classified as noncurrent at June 30, 1999.

       The net total owed to banks and vendors, consisting of the combined balances of cash and cash equivalents, outstanding checks, notes payable to banks and accounts payable, increased by $10.0 million from December 31, 1998 to June 30, 1999. This increase was principally related to the previously-noted increase in current receivables as well as capital expenditures totaling $9.1 million during the first six months of 1999. These amounts outweighed the effects of positive cash generated from operations during the first half of 1999 and the above-noted reduction in inventory levels.

  Results of Operations

       As a result of the Company's acquisition of Carroll's, Inc. (Carroll's) on November 19, 1998, there are a number of significant changes in income statement items between the periods ended June 30, 1999 and the year-earlier periods. Carroll's, a wholesale distributor of tires and automotive products in the Southeast, was the Company's largest customer and was classified as a related party in the consolidated financial statements prior to the acquisition.

       Net sales increased 15.9% during the second quarter and 15.6% during the first six months of 1999 compared to the year-earlier levels. Sales of tires accounted for approximately 93% of total sales during the current quarter and first half of 1999 versus 94% in the second quarter of 1998 and 95% in the first six months of 1998. Unit tire shipments increased approximately 10.2% in the second quarter and 8.3% in the first six months, compared to the year-earlier results. The average tire sales price increased by approximately 3.8% in the current quarter and 5.5% in the year-to-date period, compared to the levels in the same periods of 1998. Both the increased unit tire volume and higher average tire sales prices were due principally to the positive impact of the Carroll's acquisition. Excluding the net impact of the Carroll's acquisition on 1999 results, net sales increased 2.5% in the current quarter and 1.8% in the year-to-date period. Excluding the Carroll's impact, unit tire volume increased 1.3% in the second quarter and 1.2% in the first half of 1999, while the average tire sales price declined 0.5% in the current quarter and 0.8% in the year-to-date period. Industrywide pricing pressures, prevalent throughout most of the last three years, have continued into the current year.

       Cost of sales as a percentage of net sales decreased from 84.7% in the second quarter of 1998 to 82.4% in the current quarter. For the year-to-date period, cost of sales declined from 84.4% in 1998 to 82.6% in 1999.
   The reduction was due largely to the positive impact of the Carroll's acquisition. In addition, an increased percentage of shipments to franchised retail dealers favorably affected margins and caused cost of sales as a percentage of net sales, excluding the Carroll's impact, to be lower than in the same periods of the prior year. Gross margin percentages on sales to franchised retailers are generally higher than on shipments to the Company's other customers.

       Distribution expenses as a percentage of net sales increased from 5.1% in the second quarter of 1998 to 5.9% in the current quarter, and from 5.3% in the first six months of 1998 to 5.9% in the first half of 1999.
  The increase was largely due to the greater costs for labor and other warehousing items associated with servicing the customers of Carroll's compared to much of the Company's other customer base. Excluding the effects of the Carroll's acquisition, distribution expenses were 5.2% of net sales in the current period and 5.3% in the first half of 1999.

       Selling and administrative expenses increased $2.8 million in the second quarter of 1999 and $4.7 million in the first six months of 1999 compared to the year-earlier levels, due principally to the effects of the Carroll's acquisition. Excluding the expenses of Carroll's, which totaled $2.0 million in the current period and $3.6 million in the first six months of 1999, selling and administrative expenses increased compared to the 1998 levels due primarily to increases in salaries and other compensation-related expenses.

       The provision for doubtful accounts and notes in the second quarter and first six months of 1999 was greater than in the year-earlier periods, due to the $4.6 million charge recorded in the current period in conjunction with a note receivable from a former distributor. See Note 3 to the consolidated financial statements.

       Interest expense increased $93,000 in the second quarter and $495,000 in the year-to-date period compared to the year-earlier levels, due to higher short-term borrowing levels which more than offset a reduction in short-term borrowing rates. Short-term borrowings of $28.2 million were used to fund the November 1998 acquisition of Carroll's and were thus higher in the second quarter and first half of 1999 than in the year-earlier periods.

       The Company's effective tax rate was 42.0% in the current quarter compared to 39.6% in the second quarter of 1998. For the first six months, the effective tax rate was 40.3% in 1999 compared to 39.1% in 1998. The increases were related primarily to state income taxes, due in part to the effects of the Carroll's acquisition.

        Earnings per share in the second quarter and first six months of 1999 included the net impact of the above-mentioned $4.6 million charge associated with a note receivable which had been the subject of litigation since 1989. The net impact of this charge on earnings per share was $0.13. Excluding the effect of this charge, earnings per share increased 50% in the second quarter and 40% in the first six months of 1999, compared to the year-earlier levels.

  Year 2000 Readiness

       The Company has addressed all significant year 2000 issues, including its business systems, processes and essential equipment, and estimates that it has completed approximately 95% of the work that will be required. The Company believes that all necessary work will be completed before December 31, 1999. The overall costs to prepare the Company for the year 2000 are not considered material to the Company's financial position or results of operation.

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



  PART II.OTHER INFORMATION

  Item 1. Legal Proceedings

          The information required by this Item 1 is set forth in Note 3 to the consolidated financial statements and is incorporated herein by this reference.

  Item 4. Submission of Matters to a Vote of Security Holders

          At the Company's Annual Meeting of Stockholders held on April 28, 1999, Messrs. Richard A. McStay and Robert R. Schoeberl were elected as directors of the Company for a term expiring at the 2002 Annual Meeting of Stockholders.

          The number of shares of Common Stock voted for each director elected at the Annual Meeting and the number of shares with respect to which authority to vote for each such director was withheld are as follows:
  16,634,071 shares were voted for Mr. McStay and authority to vote 1,965,749 shares for Mr. McStay was withheld; 16,637,173 shares were voted for Mr. Schoeberl and authority to vote 1,962,647 shares for Mr. Schoeberl was withheld.

  Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits -

                   None

          (b) During the quarter ended June 30, 1999, the Company filed a Current Report on Form 8-K dated July 1, 1999, providing under
              Item 5, _Other Events_, information relative to a charge recorded in the second quarter of 1999 associated with litigation involving a note receivable from a former distributor. See Note 3 of this Form 10-Q for additional information.






                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TBC CORPORATION


  July 27, 1999                    By /s/ Ronald E. McCollough
                                      Ronald E. McCollough
                                      Executive Vice President,
                                        Chief Financial Officer
                                        and Treasurer