Form 10-Q
period 1999-09-30
TBC CORP
filed 1999-10-27
CIK 718449

CONFORMED

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
------
                 SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR
                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-11579


                                 TBC CORPORATION
                                 ---------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                       31-0600670
             -------------                                    -------------
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                        Identification No.)

          4770 Hickory Hill Road
           Memphis, Tennessee                                    38141
          -----------------------                             ---------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code: (901) 363-8030



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


21,182,193 Shares of Common Stock were outstanding as of September 30, 1999.








                   INDEX TO EXHIBITS at page 13 of this Report

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                     ASSETS


                                                     September 30,  December 31,
                                                            1999         1998
                                                            ----         ----
CURRENT ASSETS:                                         (Unaudited)

      Cash and cash equivalents ......................     $  1,965     $  1,699

      Accounts and notes  receivable,  less
      allowance for doubtful  accounts of
      $8,621 on September 30, 1999 and
      $9,298 on December 31, 1998:
              Related parties ........................       13,810        8,472
              Other ..................................       95,225       77,632
                                                           --------     --------

              Total accounts and notes receivable ....      109,035       86,104

      Inventories ....................................      143,150      124,720
      Refundable federal and state income taxes ......        1,068        1,477
      Deferred income taxes ..........................        7,821        7,653
      Other current assets ...........................       15,166       10,072
                                                           --------     --------

              Total current assets ...................      278,205      231,725
                                                           --------     --------

PROPERTY, PLANT AND EQUIPMENT, AT COST:

      Land and improvements ..........................        9,849        8,453
      Buildings and leasehold improvements ...........       32,715       29,954
      Furniture and equipment ........................       38,401       30,821
                                                           --------     --------
                                                             80,965       69,228
      Less accumulated depreciation ..................       30,179       25,146
                                                           --------     --------

              Total property, plant and equipment ....       50,786       44,082
                                                           --------     --------


TRADEMARKS, NET ......................................       16,550       16,887
                                                           --------     --------


GOODWILL, NET ........................................       20,427       20,747
                                                           --------     --------


OTHER ASSETS .........................................       18,821       20,349
                                                           --------     --------


TOTAL ASSETS .........................................     $384,789     $333,790
                                                           ========     ========





          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     September 30,  December 31,
                                                           1999          1998
                                                           ----          ----
CURRENT LIABILITIES:                                    (Unaudited)

      Outstanding checks, net ......................      $ 17,282      $  5,677

      Notes payable to banks .......................        61,883        49,952

      Current portion of long-term debt ............         7,854         7,860

      Accounts payable, trade ......................        64,071        43,731

      Other current liabilities ....................        22,601        18,689
                                                          --------      --------

              Total current liabilities ............       173,691       125,909
                                                          --------      --------


LONG-TERM DEBT, LESS CURRENT PORTION ...............        52,000        59,653
                                                          --------      --------


NONCURRENT LIABILITIES .............................         1,220         2,612
                                                          --------      --------


DEFERRED INCOME TAXES ..............................         6,762         7,185
                                                          --------      --------


STOCKHOLDERS' EQUITY:

      Common stock,  $.10 par value,
      shares issued and  outstanding -
      21,182 on September 30, 1999 and
      21,172 on December 31, 1998 ..................         2,118         2,117

      Additional paid-in capital ...................         9,639         9,540

      Retained earnings ............................       139,359       126,774
                                                          --------      --------

              Total stockholders' equity ...........       151,116       138,431
                                                          --------      --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........      $384,789      $333,790
                                                          ========      ========





          See accompanying notes to consolidated financial statements.




                                 TBC CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME


                    (In thousands, except per share amounts)

                                   (Unaudited)

                                                       Three Months              Nine Months
                                                    Ended September 30,       Ended September 30,

                                                    1999         1998         1999         1998
                                               -----------   -----------  ----------  ----------

NET SALES * .................................   $ 210,469    $ 177,661    $ 560,335    $ 480,319
                                                ---------    ---------    ---------    ---------

COSTS AND EXPENSES:

    Cost of sales ...........................     173,221      150,049      462,153      405,598
    Distribution ............................      12,588        8,738       33,203       24,669
    Selling and administrative ..............      12,340        8,591       34,354       25,940
    Provision for doubtful accounts and notes         128          165        5,307          479
    Interest expense ........................       1,994        1,313        5,481        4,305
    Other (income) expense - net ............        (514)        (361)      (1,118)      (1,114)
                                                ---------    ---------    ---------    ---------

        Total costs and expenses ............     199,757      168,495      539,380      459,877
                                                ---------    ---------    ---------    ---------


INCOME BEFORE INCOME TAXES ..................      10,712        9,166       20,955       20,442

PROVISION FOR INCOME TAXES ..................       4,155        3,660        8,282        8,067
                                                ---------    ---------    ---------    ---------

NET INCOME ..................................   $   6,557    $   5,506    $  12,673    $  12,375
                                                =========    =========    =========    =========


EARNINGS PER SHARE -
    Basic and diluted .......................   $     .31    $     .25    $     .60    $     .54
                                                =========    =========    =========    =========




     * Including sales to related parties of $23,141 and $36,042 in the three months ended September 30, 1999 and 1998, respectively and $59,263 and $105,842 in the nine months ended September 30, 1999 and 1998, respectively.



          See accompanying notes to consolidated financial statements.


                                 TBC CORPORATION

                           CONSOLIDATED STATEMENTS OF

                              STOCKHOLDERS' EQUITY

                                 (In thousands)

                                   (Unaudited)



                                              Common Stock         Additional
                                         Number of                  Paid-In     Retained
                                          Shares       Amount       Capital     Earnings      Total
                                          ------       ------       -------     --------      -----
Nine Months Ended
    September 30, 1998
    ----------------------
BALANCE, JANUARY 1, 1998 ...........      23,163    $   2,316    $   9,788    $ 122,083    $ 134,187

  Net income for period ............                                             12,375       12,375

  Issuance of common stock under
     stock option and incentive plan          84            8          626         --            634

  Repurchase and retirement
      of common stock ..............      (2,037)        (203)        (914)     (11,970)     (13,087)

  Tax benefit from exercise of
      stock options ................        --           --             57         --             57
                                       ---------    ---------    ---------    ---------    ---------

BALANCE, SEPTEMBER 30, 1998 ........      21,210    $   2,121    $   9,557    $ 122,488    $ 134,166
                                       =========    =========    =========    =========    =========


Nine Months Ended
    September 30, 1999
    ------------------
BALANCE, JANUARY 1, 1999 ...........      21,172    $   2,117    $   9,540    $ 126,774    $ 138,431

  Net income for period ............                                             12,673       12,673

  Issuance of common stock under
     stock option and incentive plan          23            2           95         --             97

  Repurchase and retirement
      of common stock ..............         (13)          (1)          (6)         (88)         (95)

  Tax benefit from exercise of
      stock options ................        --           --             10         --             10
                                       ---------    ---------    ---------    ---------    ---------

BALANCE, SEPTEMBER 30, 1999 ........      21,182    $   2,118    $   9,639    $ 139,359    $ 151,116
                                       =========    =========    =========    =========    =========


          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)
                                                                 Nine Months Ended
                                                                    September 30,
                                                                  1999        1998
                                                                  ----        ----
Operating Activities:
   Net income ..............................................   $ 12,673    $ 12,375

   Adjustments to reconcile net income to net
     cash  provided  by  operating activities:
         Depreciation ......................................      5,271       4,935
         Amortization ......................................        824         730
         Provision for doubtful accounts and notes .........      5,307         479
         Deferred income taxes .............................       (591)       (133)
         Equity in earnings from joint ventures ............        142         135
         Changes in operating assets
           and liabilities:
             Receivables ...................................    (26,423)    (18,825)
             Inventories ...................................    (18,430)    (10,208)
             Other current assets ..........................     (5,094)      1,755
             Other assets ..................................       (485)        146
             Accounts payable, trade .......................     20,340      38,501
             Federal and state income taxes
                refundable or payable ......................        419       1,895
             Other current liabilities .....................      3,912       2,365
             Noncurrent liabilities ........................     (1,392)       (388)
                                                               --------    --------

         Net cash provided by (used in) operating activities     (3,527)     33,762
                                                               --------    --------

Investing Activities:
   Purchase of property, plant and equipment ...............    (12,306)     (8,254)
   Investments in joint ventures ...........................        (75)       (451)
   Other ...................................................        325         252
                                                               --------    --------

         Net cash used in investing activities .............    (12,056)     (8,453)
                                                               --------    --------

Financing Activities:
   Net bank borrowings (repayments) under
       short-term borrowing arrangements ...................     11,931     (17,853)
   Increase (decrease) in outstanding checks, net ..........     11,605       5,595
   Payments on long-term debt ..............................     (7,659)       (485)
   Issuance of common stock under stock option
        and incentive plans ................................         67         318
   Repurchase and retirement of common stock ...............        (95)    (13,087)
                                                               --------    --------

         Net cash provided by (used in) financing activities     15,849     (25,512)
                                                               --------    --------

Change in cash and cash equivalents ........................        266        (203)

Cash and cash equivalents:
   Balance - Beginning of year .............................      1,699         917
                                                               --------    --------

   Balance - End of period .................................   $  1,965    $    714
                                                               ========    ========


Supplemental Disclosures of Cash Flow Information:
   Cash paid for - Interest ................................   $  5,464    $  4,656
                 - Income Taxes ............................      8,454       6,305

Supplemental Disclosure of Non-Cash Financing Activity:
   Tax benefit from exercise of stock options ..............   $     10    $     57
   Issuance of restricted stock under stock incentive plan .         30         316

          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.         Financial Statement Presentation

                  The December 31, 1998 balance sheet was derived from audited financial statements. The consolidated balance sheet as of September 30, 1999, and the consolidated statements of income, stockholders' equity and cash flows for the periods ended September 30, 1999 and 1998, have been prepared by the Company, without audit. It is Management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1999 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report.

                  Certain reclassifications have been made in the statements of income and statements of cash flows for the periods ended September 30, 1998, to conform to the current presentation, with no effect on previously reported net income.

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

                                      Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                      -------------------   ------------------
                                           1999     1998        1999    1998
                                         -------  -------     -------  -------
         Weighted average common
          shares outstanding              21,178   22,339     21,175   22,843

         Common share equivalents             16        8         14       63
                                          ------   ------     ------   ------

         Weighted average common shares
          and equivalents outstanding     21,194   22,347     21,189   22,906
                                          ======   ======     ======   ======

          The total of earnings per share for each of the first three quarters of 1998 does not equal earnings per share for the nine months ended September 30, 1998, due to the distribution of earnings during the period and the decrease in shares outstanding during 1998.

                                 TBC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


3.        Other Assets

          Other assets consist of the following (in thousands):

                                                 September 30,     December 31,
                                                       1999            1998
                                                       ----            ----
              Notes receivable                      $  7,248        $  9,063
              Investments in joint ventures            7,283           7,436
              Other intangible assets, net               634             651
              Other                                    3,656           3,199
                                                    ---------        --------

                                                    $ 18,821        $ 20,349
                                                    ========        =========


                  At December 31, 1998, the notes receivable total included a note for $4,897,000 from a former distributor, Wall Tire Distributors, Inc. The Company held written guarantees from the distributor's former owners, Gene and Geraldine Wall and Joe and Helen Wall, and filed suit in the Chancery Court of Shelby County, Tennessee in 1989 to recover under the guarantees. The lawsuit was tried and a jury verdict was reached on July 1, 1999 in favor of the Walls. As a result, the Company recorded a pre-tax charge to earnings in the second quarter of 1999 of $4,589,000, which equaled the balance of the note less $308,000 previously received under a related bankruptcy proceeding.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

          The Company's financial position and liquidity remain strong. Working capital totaled $104.5 million at September 30, 1999 compared to $105.8 million at December 31, 1998. Current accounts and notes receivable increased by $22.9 million and inventories increased by $18.4 million during the first nine months of 1999, due primarily to seasonal fluctuations. As discussed in Note 3 to the consolidated financial statements, other assets were lower at September 30, 1999 than at December 31, 1998 due primarily to the write-off of a $4.9 million note from a former distributor, for which the Company recorded a charge to earnings during the second quarter. Partially offsetting the effect of this write-off on other assets was the conversion of amounts due from one customer from an account receivable to a note receivable, of which $2.9 million was classified as noncurrent at September 30, 1999.

          The net total owed to banks and vendors, consisting of the combined balances of cash and cash equivalents, outstanding checks, notes payable to banks and accounts payable, increased by $43.6 million from December 31, 1998 to September 30, 1999. This increase, together with cash generated from operations, enabled the Company to fund the previously-noted increases in current receivables and inventories, as well as capital expenditures totaling $12.3 million during the first nine months of 1999.

Results of Operations

          As a result of the Company's acquisition of Carroll's, Inc. (Carroll's) on November 19, 1998, there are a number of significant changes in income statement items between the periods ended September 30, 1999 and the year-earlier periods. Carroll's, a wholesale distributor of tires and automotive products in the Southeast, was the Company's largest customer and also was classified as a related party in the consolidated financial statements prior to the acquisition.

          Net sales increased 18.5% during the third quarter and 16.7% during the first nine months of 1999 compared to the year-earlier levels. Sales of tires accounted for approximately 94% of total sales during the current quarter and 93% in the first nine months of 1999 versus 95% in the third quarter and first nine months of 1998. Unit tire shipments increased approximately 13.7% in the third quarter and 10.2% in the first nine months, compared to the year-earlier results. The average tire sales price increased by approximately 2.9% in the current quarter and 4.4% in the year-to-date period, compared to the levels in the same periods of 1998. Both the increased unit tire volume and higher average tire sales prices were related largely to the positive impact of the Carroll's acquisition. Excluding the net impact of the Carroll's acquisition on 1999 results, net sales increased 7.4% in the current quarter and 3.9% in the year-to-date period. Unit tire volume, excluding the Carroll's impact, increased 8.1% in the third quarter and 3.7% in the first nine months of 1999, including gains in shipments to both franchised dealers and other customers. The average tire sales price, excluding the Carroll's impact, declined 2.2% in the current quarter and 1.3% in the year-to-date period. Industrywide pricing pressures, prevalent throughout most of the last three years, have continued into the current year.

          Cost of sales as a percentage of net sales decreased from 84.5% in the third quarter of 1998 to 82.3% in the current quarter. For the year-to-date period, cost of sales declined from 84.4% in 1998 to 82.5% in 1999. The reduction was due largely to the positive impact of the Carroll's acquisition. In addition, an increased percentage of shipments to franchised retail dealers favorably affected margins and caused cost of sales as a percentage of net sales, excluding the Carroll's impact, to be lower than in the same periods of the prior year. Gross margin percentages on sales to franchised retailers are generally higher than on shipments to the Company's other customers, in support of the higher costs of servicing the franchised retailers.

          Distribution expenses as a percentage of net sales increased from 4.9% in the third quarter of 1998 to 6.0% in the current quarter, and from 5.1% in the first nine months of 1998 to 5.9% in the first nine months of 1999. The increase was largely due to the greater costs for labor and other warehousing items associated with servicing the customers of Carroll's compared to much of the Company's other customer base. Excluding the effects of the Carroll's acquisition, distribution expenses were 5.2% of net sales in the current period and first nine months of 1999.

          Selling and administrative expenses increased $3.7 million in the third quarter of 1999 and $8.4 million in the first nine months of 1999 compared to the year-earlier levels, due principally to the effects of the Carroll's acquisition. Excluding the expenses of Carroll's, which totaled $2.3 million in the current period and $5.9 million in the first nine months of 1999, selling and administrative expenses increased compared to the 1998 levels due primarily to higher compensation-related expenses.

          The provision for doubtful accounts and notes in the current quarter was relatively unchanged from the year-earlier level. For the first nine months of 1999, the provision was greater than in the year-earlier period, due to a $4.6 million charge recorded in the second quarter of 1999 in conjunction with a note receivable from a former distributor. See Note 3 to the consolidated financial statements.

          Interest expense increased $681,000 in the third quarter and $1.2 million in the year-to-date period compared to the year-earlier levels, due principally to higher short-term borrowing levels which more than offset a reduction in short-term borrowing rates. Short-term borrowings were used in the last quarter of 1998 to fund the acquisition of Carroll's for $28.2 million and investments in joint ventures totaling $4.6 million and were thus higher in the current quarter and first nine months of 1999 than in the year-earlier periods. In addition, short-term borrowing levels in the current year were affected by the previously-mentioned increases in receivable and inventory levels.

          The Company's effective tax rate was 38.8% in the current quarter compared to 39.9% in the third quarter of 1998. For the first nine months, the effective tax rate was 39.5% in both 1999 and 1998. The decline in the current quarter was related primarily to a reduction in the effective state income tax rate compared to the rate for the first half of 1999.

          Earnings per share in the first nine months of 1999 included the net impact of the above-mentioned $4.6 million second quarter charge associated with a note receivable which had been the subject of litigation since 1989. The net impact of this charge on year-to-date earnings per share was $0.13. Excluding the effect of this charge, earnings per share increased 35% in the first nine months of 1999, compared to the year-earlier level.

Year 2000 Readiness

          The Company has addressed all significant year 2000 issues, including its business systems, processes and essential equipment, and believes that all required work is now essentially complete. The overall costs to prepare the Company for the year 2000 were not considered material to the Company's financial position or results of operation.

          The Company believes the risk of business disruption presented by potentially unresolved year 2000 issues is minimal. All internal systems were subjected to review and those presenting possible year 2000 issues were replaced or corrected. The Company's customers and significant suppliers have been contacted and are aware of their obligations to address their own year 2000 issues. The Company believes that both its major customers and suppliers have adequate resources to properly address their own year 2000 concerns. No significant impact on customer demand is anticipated, especially considering the relatively straightforward nature of the business of the Company and its customers. The Company does not anticipate any difficulty in continuing to purchase products from its major suppliers in sufficient quantities to meet customer demand.

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

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings

              The information required by this Item 1 is set forth in Note 3 to the consolidated financial statements and is incorporated herein by this reference. Such information was also previously reported in Item 1 of the Company's Form 10-Q for the quarter ended June 30, 1999.

Item 6.       Exhibits and Reports on Form 8-K

              (a)     Exhibits - See Index to Exhibits

              (b) During the quarter ended September 30, 1999, the Company filed a Current Report on Form 8-K dated July 1, 1999, providing under Item 5, "Other Events", information relative to a charge recorded in the second quarter of 1999 associated with litigation involving a note receivable from a former distributor. See Note 3 of this Form 10-Q for additional information.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TBC CORPORATION


October 26, 1999                  By    /s/ Ronald E. McCollough
----------------                        ------------------------
                                        Ronald E. McCollough
                                        Executive Vice President,
                                         Chief Financial Officer
                                         and Treasurer

                                INDEX TO EXHIBITS
                                -----------------

                                                                    Located at
                                                                   Sequentially
Exhibit No.               Description                             Numbered Page
-----------               -----------                             -------------


 (10)    MATERIAL CONTRACTS:

         Management Contracts and Compensatory Plans or Arrangements

  10.1   Amendment, dated September 28, 1999, to Executive
         Employment Agreement between the Company and
         Mr. Louis S. DiPasqua . . . . . . . . . . . . . . . . . . . . .    14

  10.2   Amendment,  dated  September  30, 1999,  to the Louis S.
         DiPasqua Trust  Agreement  dated as of October 22, 1992
         between the Company and First Tennessee Bank
         National Association . . . . . . . . . . . . . . . . . . . . .     15

  10.3   Executive   Employment  Agreement  between  the  Company
         and  Mr. Lawrence  C. Day,  amended  and  restated  as of
         October  1, 1999(without Exhibit A thereto,  which is
         substantially identical to the Form of Trust Agreement filed as  Exhibit  10.3 to the TBC Corporation Quarterly Report
         on Form 10-Q for the quarter ended March 31, 1998) . . . . . .     16

  10.4   Amendment, dated August 1, 1999, to Executive
         Employment Agreement between the Company and
         Mr. Ronald E. McCollough . . . . . . . . . . . . . . . . . . .     25

  10.5   Amendment, dated August 1, 1999, to Executive
         Employment Agreement between the Company and
         Mr. Barry D. Robbins . . . . . . . . . . . . . . . . . . . . .     26

  10.6   TBC Corporation Executive Deferred Compensation Plan,
         effective August 1, 1999. . . . . . . . . . . . . . . . . . . .    27