Form 10-K
period 1999-12-31
TBC CORP
filed 2000-02-18
CIK 718449

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                  COMMON STOCK

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


                   INDEX TO EXHIBITS at page 38 of this Report

Aggregate market value of  outstanding  shares of Common Stock, par value $.10, held by non-affiliates of the Company on
   December 31, 1999 (for purposes of this calculation,
   1,732,041 shares  beneficially  owned by directors and
   executive officers of the Company were treated as being
   held by affiliates of the Company) ............................ $121,563,450


Number of shares of Common Stock, par value $.10, outstanding
   at the close of business on December 31,1999  ................    21,182,193






                       DOCUMENT INCORPORATED BY REFERENCE

TBC Corporation's Proxy Statement for its Annual Meeting of Stockholders to be held on April 26, 2000. Definitive copies of the Proxy Statement will be filed with the Commission within 120 days after the end of the Company's fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

                                     PART I


Item 1. BUSINESS

              TBC Corporation's business began in 1956 under the name Cordovan Associates, Incorporated. The present company was incorporated in Delaware in 1970 under the name THE Tire & Battery Corporation. In 1983, the Company changed its name to TBC Corporation.

              TBC Corporation and its wholly-owned subsidiaries are principally engaged in one business, the marketing and distribution of tires in the automotive replacement market. The Company believes it is the largest independent marketer/distributor of private brand replacement tires in the United States. Through its Big O Tires, Inc. ("Big O") subsidiary, the Company is also a franchisor of independent retail tire and automotive service stores. On a limited basis, Big O also owns and operates retail stores and engages in site selection and real estate development for retail stores. Big O's retail stores are located primarily in the western and midwestern United States. Unless the context indicates otherwise, the term "Company" refers to TBC Corporation and all of its subsidiaries.

Products

              Sales of tires accounted for approximately 93% of the Company's total sales in 1999, 95% in 1998 and 94% in 1997. The remainder of the Company's sales include tubes, wheels and other products for the automotive replacement market. The Company's tire lines, substantially all of which carry the Company's proprietary brand names, are made by leading manufacturers. The Company's Cordovan(R), Multi-Mile(R) and Sigma(R) brand lines of tires are three of the most complete lines in the replacement tire market, including tires for passenger, truck, farm, industrial, recreational and other applications. Big O(R) brand tires, as well as other tires sold through Big O's retail stores, are primarily for passenger and light truck applications.

              Other brands under which the Company's products are marketed include Grand Prix(R), Grand Am(TM), Grand Spirit(R), Wild Spirit(R), Grand Sport(R), Gran Esprit(TM), Aqua Flow(R), Wild Country(R), Wild Trac(R), Stampede(R), Power King(R), Harvest King(R), Big Foot(R), Legacy(R), Prestige(R), and Sun Valley(R).


Marketing and Distribution

              TBC distributes its products through a network of wholesale and retail customers located across the United States, Canada and Mexico. The retail outlets handling TBC's products consist primarily of independent tire dealers. The loss of any major customer could have a material adverse effect upon TBC's business, pending the establishment of a replacement customer to market TBC's products.

              The Company's Big O(R) brand tires are principally distributed through franchised stores. At December 31, 1999, the Company had a total of 454 Big O stores in the United States, including 427 franchisee-owned stores, 11 joint venture stores and 16 company-owned stores. Big O products are also distributed to 39 unaffiliated retail stores in British Columbia, Canada. Big O franchise agreements grant a ten-year license to sell Big O brand tires and to use Big O trademarks and trade secrets in the operation of a retail store at a specific location within a defined trade area. Each franchisee is required to pay an initial franchise fee as well as monthly royalty fees.

              Sales to domestic customers represented 96% of the Company's sales in 1999, 95% in 1998 and 96% in 1997. The remainder of the Company's sales was attributable to customers located outside the United States, principally in Mexico and Canada.


Major Customers

              The Company's ten largest customers accounted for 29% of the Company's sales in 1999. No customer individually accounted for 10% or more of the Company's total 1999 sales. See Note 2 to the Consolidated Financial Statements and Item 13 of this Report for additional information concerning major customers.

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

              The Goodyear Tire & Rubber Company, through its Kelly-Springfield Tire division, has been a supplier to the Company since 1963. Goodyear manufactured more than half of the tires purchased by the Company in 1999, pursuant to a supply agreement entered into in 1977 and a 10-year commitment signed in 1994. The Company also has a 10-year supply agreement, signed in 1994, with Cooper Tire and Rubber Company, its second-largest supplier. In addition, the Company has written contracts with certain other suppliers.

              The Company has not heretofore experienced any significant difficulty in purchasing products in quantities required, but there can be no assurance that such difficulties will not be encountered in the future. If one of its two largest suppliers became unavailable, the Company's business could be adversely affected, pending the establishment of new, alternate suppliers. There are a number of other large tire manufacturers on a worldwide basis.

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

Seasonality and Inventory

            The Company normally experiences its highest level of sales in the third quarter of each year, with the first quarter exhibiting the lowest level. Since 1995, first quarter sales have represented, on the average, approximately 22% of annual sales; the second and third quarters approximately 25% and 28%, respectively; and the fourth quarter approximately 25%. The Company's inventories generally fluctuate with anticipated seasonal sales volume.

              Orders for the Company's products are usually placed with the Company by computer transmission, facsimile or telephone. Orders are filled either out of the Company's inventory or by direct shipment to the customer from the manufacturers' plants at TBC's request.

              Since distributors and franchisees look to the Company to fulfill their needs on short notice, the Company maintains a large inventory of products. Average inventories, based on quarter-end levels on-hand and in-transit, were $131.1 million during 1999. The Company's inventory turn rate (cost of sales, including the cost of direct shipments from manufacturers to customers, divided by average inventory) was 4.7 for 1999.

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

Employees

     As of December 31, 1999, the Company employed approximately 900 persons. The Company considers its employee relations to be satisfactory. The Company's employees are not represented by a union.

Item 2.  PROPERTIES

              TBC  Corporation's  executive  offices  are  located  in  Memphis,
Tennessee, along with three of its warehouse distribution facilities. The Company has a total of 31 warehouse distribution facilities, totaling approximately 3.6 million square feet, located in 13 states across the United States. The Company owns its executive office building and four of its distribution facilities. The remainder of the distribution facilities, totaling approximately 2.9 million square feet, are leased.


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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.


EXECUTIVE OFFICERS OF THE REGISTRANT

              The table which follows presents certain information concerning the executive officers of the Company. The term of office of all executive officers of the Company is until the next Annual Meeting of Directors (April 26, 2000) or until their respective successors are elected.

                                          Capacities in which
                                            Individual Serves
        Name            Age                     the Company

Lawrence C. Day          50       President and Chief Executive Officer

Ronald E. McCollough     59       Executive Vice President, Chief Financial
                                  Officer and Treasurer

Barry D. Robbins         57       Executive Vice President, Sales and Marketing

Larry D. Coley           42       Vice President, Corporate Controller and
                                  Assistant Secretary

     Mr. Day has been the Company's Chief Executive Officer since October 1999 and President since October 1998. Mr. Day served as the Company's Chief Operating Officer from the time he joined the Company in April 1998 until his election as Chief Executive Officer. Mr. Day was an Executive Vice President of the Company prior to his election as President. Mr. Day was President and Chief Executive Officer of Monro Muffler Brake, Inc. from 1995 to 1998. Prior to joining Monro in 1993, Mr. Day was Vice President of Montgomery Ward's Auto
Express Division. His experience in the tire industry includes 13 years in a series of managerial positions with the Firestone Tire & Rubber Company.

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

     Mr. Coley has been a Vice President of the Company since 1993 and Corporate Controller and Assistant Secretary since April 1999. Mr. Coley was Controller of the Company from 1989 to April 1999. Prior to that, Mr. Coley served as the Company's Manager of Financial Reporting.

                                     PART II



Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


          The Common Stock of the Company is traded on The Nasdaq Stock Market under the symbol TBCC. As of December 31, 1999, the Company had approximately 4,600 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings. The Company did not declare any cash dividends during 1999 or 1998.

          The following table sets forth for the periods indicated the high and low sale prices for the Company's Common Stock on the Nasdaq National Market System.


                                                         Price Range

                                                 High                   Low
          Quarter ended

            03/31/98............                 10.63                   8.13

            06/30/98............                 10.25                   6.00

            09/30/98............                  6.88                   4.25

            12/31/98............                  7.94                   5.50

            03/31/99............                  7.63                   5.50

            06/30/99............                  8.00                   5.69

            09/30/99............                  8.38                   6.75

            12/31/99............                  7.13                   5.44

Item 6.    SELECTED FINANCIAL DATA


          Set forth below is selected financial information of the Company for each year in the five-year period ended December 31, 1999. The selected financial information should be read in conjunction with the consolidated financial statements of the Company and notes thereto which appear elsewhere in this Report. Specific reference should be made to the discussion of the 1998 acquisition of Carroll's, Inc. in Note 3 to the consolidated financial statements. Information regarding the 1996 acquisition of Big O Tires, Inc. was included in Note 4 to the consolidated financial statements included in Form 10-K for the year ended December 31, 1998. The Company did not declare any cash dividends during the five-year period ended December 31, 1999.

                                                  Year ended December 31,

                                    1999       1998        1997       1996       1995
                                  --------   --------   --------    -------   --------

INCOME STATEMENT DATA (1):

Net sales ....................... $743,050   $646,135   $642,852   $604,585   $547,785

Net income ......................   17,939     16,894     19,700     15,499     15,249

Earnings per share (2) ..........      .85        .75        .84        .65        .62

Average shares outstanding ......   21,177     22,430     23,466     23,793     24,583



BALANCE SHEET DATA (1):

Total assets .................... $348,373   $333,790   $264,948   $253,882   $179,952

Working capital .................  113,669    108,251    130,414    117,980     76,600

Long-term debt ..................   47,000     59,653     67,647     69,550        555

Stockholders' equity ............  156,382    138,431    134,187    119,805    104,823







(1)       In thousands, except per share amounts.

(2)       Basic and diluted.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

1999 Compared to 1998:

              As a result of the Company's acquisition of Carroll's, Inc. (Carroll's) on November 19, 1998 (see Note 3 to the consolidated financial statements), there were a number of significant changes in income statement items between the years 1999 and 1998. Carroll's, a wholesale distributor of tires and automotive products in the Southeast, was the Company's largest customer and also was classified as a related party in the consolidated financial statements prior to the acquisition.

              Net sales for 1999 increased 15.0% from the 1998 level. Sales of tires accounted for approximately 93% of total sales in 1999 compared to 95% in 1998. Unit tire shipments increased 9.3% in 1999 and the average tire sales price increased 3.8%, due principally to the positive impact of the Carroll's acquisition. Excluding the net contribution of the Carroll's acquisition on the year-to-year comparisons, net sales increased 3.9%, including the effects of a 3.4% increase in unit tire volume, a 1.0% decrease in the average tire sales price, and an increase in non-tire sales compared to the 1998 level. An industrywide trend of lower prices, prevalent throughout most of the last several years, persisted in 1999.

              Cost of sales as a percentage of net sales decreased from 84.1% in 1998 to 82.6% in 1999, due primarily to the positive impact of the Carroll's acquisition on consolidated profit margins. Excluding the net effect of the Carroll's acquisition, cost of sales as a percentage of net sales was relatively unchanged from the 1998 level.

              Distribution expenses as a percentage of net sales increased from 5.3% in 1998 to 6.2% in 1999. The 1999 expenses included $1.2 million in expenses connected with a revised logistics plan for the Company's Big O subsidiary, which resulted in the closing of one facility and the opening of four new distribution facilities (see Note 4 to the consolidated financial statements). The remainder of the increase was largely due to the greater labor and warehousing costs associated with servicing the customers of Carroll's compared to much of the Company's other customer base. Excluding the net effect of the Carroll's acquisition and the expenses related to the Big O logistical changes, distribution expenses were 5.3% of net sales in 1999.

              Selling and administrative expenses increased $9.7 million in 1999 compared to 1998, due largely to the effect of the Carroll's acquisition. Excluding the expenses of Carroll's, selling and administrative expenses increased $3.0 million, or 8.6%, from the 1998 level due principally to increased retirement and compensation expenses, related in part to higher staffing levels in 1999.

              The increased provision for doubtful accounts and notes was due to the $4.6 million charge recorded in 1999 in conjunction with a note receivable from a former distributor which had been the subject of litigation since 1989. See Note 7 to the consolidated financial statements.

              Interest expenses increased $1.7 million from the 1998 level. Interest related to short-term borrowings increased $2.1 million and interest on long-term borrowings declined $383,000. The greater interest associated with short-term borrowings was due to higher borrowing levels, which more than offset a reduction in borrowing rates compared to the prior year. Short-term borrowings were used in the fourth quarter of 1998 to fund the acquisition of Carroll's for $28.2 million and investments in joint ventures totaling $4.6 million and were thus higher in 1999 than in 1998.

              Net other  income in 1999 was $2.9  million  greater than in 1998.
The 1999 total included a net gain of $2.6 million from the sale of a Big O distribution center in conjunction with the previously-mentioned revised logistics plan. See Note 4 to the consolidated financial statements.

              The Company's effective tax rate decreased from 39.2% in 1998 to 38.7% in 1999, due to a reduction in the effective state income tax rate compared to the prior year level.

              Earnings per share in 1999 included a net charge of $.10 as a result of the aforementioned $4.6 million note receivable charge, the gain on the sale of the Big O distribution facility and the costs of relocating to four new Big O distribution centers. Excluding the effect of these items, earnings for 1999 were $.95 per share, up 27% from the 1998 level.


1998 Compared to 1997:

              Results of operations for 1998 include the post-acquisition effect of Carroll's, Inc., which was acquired by the Company on November 19, 1998.

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

              Selling and administrative expenses increased $4.1 million in 1998 compared to 1997. Included in the total for the prior year was an $810,000 charge associated with an early retirement program accepted by certain employees. Excluding that charge, 1998 selling and administrative expenses were $4.9 million greater than in 1997. The increase was largely the result of the Company's efforts to accelerate the growth in its number of franchised retail dealers. The Company added personnel and systems and incurred various other operating expenses in conjunction with these expansion efforts. The 1998 total also included expenses for Carroll's, Inc. since the November 1998 acquisition date.

              The provision for doubtful accounts and notes in 1998 declined $652,000 from the 1997 level due to improved collection experience.

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


LIQUIDITY AND CAPITAL RESOURCES

              The Company's financial position and liquidity remain strong, with working capital of $113.7 million at December 31, 1999 compared to $108.3 million at the end of 1998. The Company's current ratio was relatively unchanged, at 1.84 at the end of 1999 compared to 1.86 at December 31, 1998.

              At December 31, 1999, the Company had committed bank facilities which allowed the Company to borrow up to $78.5 million. The unused amount under these facilities at December 31, 1999 was $14.4 million. In January 2000, the Company entered into a new 364-day committed bank facility which replaced the previous short-term borrowing agreements and allows the Company to borrow up to $100 million. Long-term debt, consisting of Senior Notes incurred in 1996 to finance the acquisition of Big O, totaled $53.5 million at December 31, 1999. Of the total long-term debt, $6.5 million was current at the end of 1999 and the remainder was due after one year. The Company is subject to certain financial covenants and other restrictions under its short-term borrowing agreements and Senior Notes (see Notes 5 and 6 to the consolidated financial statements).

              Capital expenditures, primarily for equipment, tire molds and Big O retail stores, totaled $15.3 million in 1999 and $12.4 million in 1998. The Company had no material commitments for capital expenditures at the end of 1999. The Company expects to fund 2000 day-to-day operating expenses and normally recurring capital expenditures out of operating funds and its present financial resources. The Company believes that the combination of its net assets, committed bank facilities and expected funds from operations will be sufficient to operate on both a short-term and long-term basis.

              Cash generated by operations, together with the available credit arrangements, enabled the Company to fund the above-mentioned capital expenditures, as well as the November 1998 acquisition of Carroll's for $28.2 million, investments in joint ventures of $575,000 in 1999 and $5.1 million in 1998 and repurchases of Company stock. Funds used for stock repurchases totaled $95,000 in 1999 and $13.3 million in 1998. As of December 31, 1999, the Company had an unused authorization from the Board of Directors for the repurchase of approximately 1,923,000 additional shares of common stock.



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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of TBC Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of TBC Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                  PRICEWATERHOUSECOOPERS LLP




January 28, 2000

                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                     ASSETS

                                                                December 31,
                                                              1999        1998
                                                           --------     --------
CURRENT ASSETS:

      Cash and cash equivalents ......................     $  1,273     $  1,699

      Accounts and notes  receivable,  less
       allowance for doubtful  accounts of
        $7,751 in 1999 and $9,298 in 1998:
              Related parties ........................        9,546        8,472
              Other ..................................       75,756       77,632
                                                           --------     --------

              Total accounts and notes receivable ....       85,302       86,104

      Inventories ....................................      138,054      128,691
      Refundable federal and state income taxes ......        3,306        1,477
      Deferred income taxes ..........................        6,079        6,117
      Other current assets ...........................       15,553       10,072
                                                           --------     --------

              Total current assets ...................      249,567      234,160
                                                           --------     --------

PROPERTY, PLANT AND EQUIPMENT, AT COST:

      Land and improvements ..........................        8,129        8,453
      Buildings and leasehold improvements ...........       27,330       29,954
      Furniture and equipment ........................       35,124       30,821
                                                           --------     --------
                                                             70,583       69,228
      Less accumulated depreciation ..................       25,269       25,146
                                                           --------     --------

              Total property, plant and equipment ....       45,314       44,082
                                                           --------     --------


TRADEMARKS, NET ......................................       16,437       16,887
                                                           --------     --------


GOODWILL, NET ........................................       18,018       18,312
                                                           --------     --------


OTHER ASSETS .........................................       19,037       20,349
                                                           --------     --------


TOTAL ASSETS .........................................     $348,373     $333,790
                                                           ========     ========




The accompanying notes are an integral part of the financial statements.

                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                December 31,
                                                              1999        1998
                                                           --------     --------
CURRENT LIABILITIES:

      Outstanding checks, net ......................      $  5,170      $  5,677

      Notes payable to banks .......................        63,762        49,952

      Current portion of long-term debt ............         6,514         7,860

      Accounts payable, trade ......................        40,417        43,731

      Other current liabilities ....................        20,035        18,689
                                                          --------      --------

              Total current liabilities ............       135,898       125,909
                                                          --------      --------


LONG-TERM DEBT, LESS CURRENT PORTION ...............        47,000        59,653
                                                          --------      --------


NONCURRENT LIABILITIES .............................         1,420         2,612
                                                          --------      --------


DEFERRED INCOME TAXES ..............................         7,673         7,185
                                                          --------      --------


STOCKHOLDERS' EQUITY:

      Common stock, $.10 par value,
         shares issued and outstanding -
         21,182 in 1999 and 21,172 in 1998 .........         2,118         2,117

      Additional paid-in capital ...................         9,639         9,540

      Retained earnings ............................       144,625       126,774
                                                          --------      --------

              Total stockholders' equity ...........       156,382       138,431
                                                          --------      --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........      $348,373      $333,790
                                                          ========      ========


The accompanying notes are an integral part of the financial statements.

                                 TBC CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME


                    (In thousands, except per share amounts)



                                           Years ended December 31,

                                         1999         1998         1997
                                      ---------    ---------    ---------

NET SALES * .......................   $ 743,050    $ 646,135    $ 642,852
                                      ---------    ---------    ---------

COSTS AND EXPENSES:

    Cost of sales .................     613,491      543,214      544,119
    Distribution ..................      46,313       34,027       31,479
    Selling and administrative ....      45,637       35,916       31,824
    Provision for doubtful accounts
       and notes ..................       5,090          742        1,394
    Interest expense ..............       7,676        5,948        5,796
    Other (income) expense - net ..      (4,417)      (1,521)      (3,347)
                                      ---------    ---------    ---------

        Total costs and expenses ..     713,790      618,326      611,265
                                      ---------    ---------    ---------

INCOME BEFORE INCOME TAXES ........      29,260       27,809       31,587

PROVISION FOR INCOME TAXES ........      11,321       10,915       11,887
                                      ---------    ---------    ---------

NET INCOME ........................   $  17,939    $  16,894    $  19,700
                                      =========    =========    =========


EARNINGS PER SHARE -
    Basic and diluted .............   $     .85    $     .75    $     .84
                                      =========    =========    =========








   * Including sales to related parties of $78,880, $133,170 and $138,511 in the years ended December 31, 1999, 1998 and 1997, respectively.


The accompanying notes are an integral part of the financial statements.

                                 TBC CORPORATION

                           CONSOLIDATED STATEMENTS OF

                              STOCKHOLDERS' EQUITY

                                 (In thousands)



                                                   Years ended December 31, 1997, 1998 and 1999
                                                   --------------------------------------------

                                              Common Stock
                                          --------------------      Additional
                                          Number of                  Paid-In    Retained
                                            Shares      Amount       Capital    Earnings       Total
                                          ---------     ------       -------    --------       -----

BALANCE, JANUARY 1, 1997 ............      23,727    $   2,373    $   9,624    $ 107,808    $ 119,805

  Net income for year ...............                                             19,700       19,700

  Issuance of common stock under
    stock option and incentive plans           59            6          364         --            370

  Repurchase and retirement
     of common stock ................        (623)         (63)        (254)      (5,425)      (5,742)

  Tax benefit from exercise of
     stock options ..................        --           --             54         --             54
                                        ---------    ---------    ---------    ---------    ---------

BALANCE, DECEMBER 31, 1997 ..........      23,163        2,316        9,788      122,083      134,187

  Net income for year ...............                                             16,894       16,894

  Issuance of common stock under
     stock option and incentive plans          84            8          626         --            634

  Repurchase and retirement
     of common stock ................      (2,075)        (207)        (931)     (12,203)     (13,341)

  Tax benefit from exercise of
     stock options ..................        --           --             57         --             57
                                        ---------    ---------    ---------    ---------    ---------

BALANCE, DECEMBER 31, 1998 ..........      21,172        2,117        9,540      126,774      138,431

  Net income for year ...............                                             17,939       17,939

  Issuance of common stock under
     stock option and incentive plans          23            2           95         --             97

  Repurchase and retirement
     of common stock ................         (13)          (1)          (6)         (88)         (95)

 Tax benefit from exercise of
     stock options ..................        --           --             10         --             10
                                        ---------    ---------    ---------    ---------    ---------

BALANCE, DECEMBER 31, 1999 ..........      21,182    $   2,118    $   9,639    $ 144,625    $ 156,382
                                        =========    =========    =========    =========    =========



   The accompanying  notes are an integral part of the financial statements.

                                 TBC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                              Years ended December 31,
                                                            ----------------------------

                                                            1999        1998        1997
                                                            ----        ----        ----
Operating Activities:

   Net income ........................................   $ 17,939    $ 16,894    $ 19,700

   Adjustments  to  reconcile  net  income  to net
      cash  provided  by  operating activities:
         Depreciation ................................      6,624       6,226       6,742
         Amortization ................................      1,114         951         979
         Provision for doubtful accounts and notes ...      5,090         742       1,394
         (Gain) on sale of fixed assets ..............     (2,704)       --          --
         Deferred income taxes .......................        526        (464)      1,586
         Equity in (earnings) loss from joint ventures         (6)        217        (426)
         Changes in operating assets
           and liabilities:
             Receivables .............................     (2,256)      8,006       7,866
             Inventories .............................     (9,363)    (15,335)    (13,704)
             Other current assets ....................     (5,481)      3,159      (4,375)
             Other assets ............................       (623)     (1,148)        (15)
             Accounts payable, trade .................     (3,314)     15,593      (5,882)
             Federal and state income taxes
                refundable or payable ................     (1,819)        219      (2,541)
             Other current liabilities ...............      1,346        (275)      1,484
             Noncurrent liabilities ..................     (1,192)       (263)        123
                                                         --------    --------    --------

         Net cash provided by operating activities ...      5,881      34,522      12,931
                                                         --------    --------    --------

Investing Activities:
   Purchase of property, plant and equipment .........    (15,265)    (12,405)     (9,104)
   Acquisition of Carroll's, Inc. ....................       --       (28,201)       --
   Investments in joint ventures .....................       (575)     (5,074)       --
   Net proceeds from asset dispositions ..............      9,981        --          --
   Other .............................................        413         518       1,130
                                                         --------    --------    --------

         Net cash used in investing activities .......     (5,446)    (45,162)     (7,974)
                                                         --------    --------    --------

Financing Activities:
   Net bank borrowings (repayments) under
       short-term borrowing arrangements .............     13,810      23,648       1,404
   Increase (decrease) in outstanding checks, net ....       (507)      1,623       2,678
   Payments on long-term debt ........................    (13,999)       (826)     (2,750)
   Issuance of common stock under stock option
        and incentive plans ..........................         67         318         370
    Repurchase and retirement of common stock ........        (95)    (13,341)     (5,742)
    Other ............................................       (137)       --          --
                                                         --------    --------    --------

         Net cash provided by (used in)
            financing activities .....................       (861)     11,422      (4,040)
                                                         --------    --------    --------

Change in cash and cash equivalents ..................       (426)        782         917

Cash and cash equivalents:
   Balance - Beginning of year .......................      1,699         917        --
                                                         --------    --------    --------

   Balance - End of year .............................   $  1,273    $  1,699    $    917
                                                         ========    ========    ========

                                 TBC CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                 (In thousands)


                                                               Years ended December 31,
                                                             -----------------------------

                                                               1999       1998     1997
                                                            ---------  --------- ---------
Supplemental Disclosures of Cash Flow Information:
   Cash paid for - Interest                                  $ 8,477   $ 6,278   $ 6,090
                 - Income Taxes                               12,614    11,162    12,842


Supplemental Disclosure of Non-Cash Financing Activity:
   Tax benefit from exercise of stock options                $    10   $    57   $    54
   Issuance of restricted stock under stock incentive plan        30       316      --


Supplemental Disclosure of Non-Cash Investing and Financing Activities:

         On November 19, 1998, the Company completed the acquisition of Carroll's, Inc. for a total purchase price of $28,000, plus applicable closing costs. The acquisition was accounted for under the purchase method, as follows:

         Estimated fair value of assets acquired                        $50,381
         Goodwill                                                         4,037
         Cash Paid                                                      (28,201)
                                                                        --------

         Liabilities assumed                                            $26,217
                                                                        =======


















The  accompanying  notes are an  integral  part of the financial statements.

                                 TBC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Operations

            The Company is principally engaged in one business, the distribution of tires in the automotive replacement market. The Company's customers include wholesalers and retailers in the United States, Canada and Mexico. Through its Big O Tires, Inc. subsidiary, the Company also acts as a franchisor of independent retail tire and automotive service stores located primarily in the western and midwestern United States. On a limited basis, Big O engages in site selection and real estate development for franchised stores and owns and operates a small number of retail stores.

Significant Accounting Policies

            Principles of consolidation - The accompanying financial statements include the accounts of TBC Corporation and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
Investments in 50% or less-owned joint ventures are accounted for using the equity method.

            Accounting estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures.

            Reclassifications - Certain reclassifications have been made in the balance sheets, statements of income and statements of cash flows for prior years, to conform to the 1999 presentation, with no effect on previously reported net income.

            Cash equivalents - Cash equivalents consist of short-term, highly liquid investments which are readily convertible into cash.

            Inventories - Inventories, consisting of automotive products held for resale, are valued at the lower of cost (principally last in-first out) or market. Current costs of inventories exceeded the LIFO value by $ 799,000 and $1,994,000 at December 31, 1999 and 1998, respectively.

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

            Property, plant and equipment - Depreciation is computed principally using the straight-line method, over estimated lives of 3-15 years for furniture and equipment and 20-40 years for buildings and leasehold improvements. Amounts expended for maintenance and repairs are charged to operations, and expenditures for major renewals and betterments are capitalized. When property, plant and equipment is retired or otherwise disposed of, the related gain or loss is included in the results of operations.

1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Goodwill, Trademarks and Other Intangible Assets - Goodwill, which represents the excess of cost over the fair value of identifiable net assets acquired, was recorded as a result of the acquisition of Carroll's, Inc. in November 1998. Goodwill, trademarks and other intangible assets are amortized on a straight-line basis, principally over 40 years. Accumulated amortization on intangible assets totaled $2,896,000 and $2,091,000 at December 31, 1999 and 1998, respectively.

            The Company periodically reviews the recoverability of intangible and other long-lived assets. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows of the specific intangible assets and determine if the assigned value is recoverable based on such projection. If impairment is indicated, an adjustment will be made to the carrying value of the assets based on the discounted future cash flows. The Company does not believe that there were any facts or circumstances which indicated an impairment of recorded intangible assets as of December 31, 1999.

            Revenue   recognition  -  Sales  are  recognized  upon  shipment  of products. Estimated costs of returns and allowances are accrued at the time products are shipped.

            Franchise fees - Each Big O franchisee is required to pay an initial franchise fee as well as monthly royalty fees of 2% of gross sales. Included in net sales in 1999, 1998 and 1997 were franchise and royalty fees of $9,854,000, $8,549,000 and $7,811,000, respectively.

            Standard warranty - The costs of anticipated adjustments for workmanship and materials that are the responsibility of the Company are estimated and charged to expense currently. Warranty reserves of $7,486,000 and $8,025,000 were included in other current liabilities in the balance sheets at December 31, 1999 and 1998, respectively.

            Interest on early payments to suppliers for product - Interest income associated with early payments to suppliers for product is recorded as a reduction to cost of sales in the statements of income. This interest income represented 1.3% of net sales during 1999, 1.4% in 1998 and 1.5% in 1997.

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
                                                   1999       1998       1997
                                                ---------   --------   -------

   Weighted average common shares outstanding    21,177      22,430    23,466

   Common share equivalents                          12          51       105
                                               ---------   --------  --------

   Weighted average common shares and
         equivalents outstanding                 21,189      22,481    23,571
                                                ========     =======   =======

2.  TRANSACTIONS WITH RELATED PARTIES AND MAJOR CUSTOMERS

            The Company's operations are managed through its Board of Directors, members of which owned or are affiliated with companies which owned approximately 8% of the Company's common stock at December 31, 1999. Sales to distributors represented on the Board, including affiliates of such distributors (and including Carroll's, Inc. prior to being acquired by the Company in November 1998), accounted for approximately 7% of the Company's net sales during 1999, 17% during 1998 and 18% in 1997. Sales to Carroll's, Inc., prior to being acquired by the Company, accounted for approximately 10% of net sales in 1998, and 11% in 1997. Another major customer, unaffiliated with the board of directors, accounted for approximately 9% of net sales in 1999, 10% of net sales in 1998, and 11% in 1997. Sales to joint ventures in which the Company has an ownership interest accounted for approximately 3% of the Company's net sales during 1999 and 1998, and 4% in 1997. Accounts receivable resulting from transactions with related parties are presented separately in the balance sheets.

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

4.  DISTRIBUTION CENTER SALE AND RELATED COSTS

            During 1999, the Company sold a distribution center in Las Vegas, Nevada and opened four new distribution facilities in the western United States in conjunction with a revised logistics plan for its Big O subsidiary. Proceeds from the sale of the Las Vegas facility were used to retire debt (see Note 6), offset relocation costs of $1,180,000 and provide additional working capital. The sale resulted in a pre-tax gain of $2,618,000, which was included in net other income in the consolidated statements of income. The relocation costs were included in distribution expenses for the year 1999.

5.  CREDIT FACILITIES

           At December 31, 1999, the Company had committed bank facilities which allowed the Company to borrow up to $78,500,000. Interest on one facility was at the federal funds rate plus 1.15% and interest on the other facility was based on LIBOR plus a variable rate between 0.45% and 0.875%. The credit facilities also required the payment of certain commitment and administrative fees. The unused amount under these facilities at December 31, 1999 was $14.4 million. The weighted average interest rate on short-term borrowings at December 31, 1999 and 1998 was 6.63% and 5.96%, respectively.

           In January 2000, the Company entered into a new 364-day committed bank facility which replaced the previous short-term borrowing agreements. The new facility allows the Company to borrow up to $100,000,000, with interest at the eurodollar or federal funds rate plus a variable rate between 0.60% and 1.175%. The new credit facility requires the payment of certain commitment and administrative fees and contains certain financial covenants dealing with, among other things, the Company's net worth, tangible net worth, total liabilities, funded indebtedness and fixed charge coverage ratio. The credit facility also includes certain restrictions which affect the Company's ability to incur additional debt, sell or place liens upon assets and provide guarantees.

6.  LONG-TERM DEBT

           Long-term debt consists of the following (in thousands):
                                                                 December 31,
                                                                1999      1998
                                                              -------    -------

7.55% Series A Senior Note, due from 1999 through 2003        $26,000    $32,500

7.87% Series B Senior Note, due from 2004 through 2005         11,000     11,000

8.06% Series C Senior Note, due from 2006 through 2008         16,500     16,500

8.71% Senior loan, retired in 1999 (see Note 4)                  --        7,333

Other debt                                                         14        179
                                                              -------    -------

                                                               53,514     67,512

  Less current portion                                          6,514      7,859
                                                              -------    -------

                                                              $47,000    $59,653
                                                              =======    =======

           The Senior Notes, issued in 1996 to finance the acquisition of Big O Tires, Inc., are unsecured with interest payable quarterly. The note agreement related to such borrowings contains certain financial covenants dealing with, among other things, the Company's working capital ratio and interest expense coverage, and incorporates financial covenants contained in the new short-term facility noted above. In addition, the note agreement places certain restrictions on the Company, including its ability to incur additional debt, transfer or place liens upon assets, provide guarantees and make loans, advances, investments and certain expenditures.

           Maturities of long-term debt are as follows: $6,514,000 due in 2000, $6,500,000 in 2001, $6,500,000 in 2002, $6,500,000 in 2003, $5,500,000 in 2004
and $22,000,000 thereafter.

7. OTHER ASSETS

          Other assets consist of the following (in thousands):

                                                       December 31,
                                                   1999            1998
                                                   ----            ----

     Notes receivable                            $ 7,031         $ 9,063
     Investments in joint ventures                 7,933           7,436
     Other intangible assets, net                    730             651
     Other                                         3,343           3,199
                                                 -------         -------
                                                 $19,037         $20,349
                                                 =======         =======

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

8.  LEASES

          Rental expense of $6,798,000, $3,564,000 and $3,031,000 was charged to operations in 1999, 1998 and 1997, respectively, after deducting sublease income of $1,841,000 in 1999, $1,887,000 in 1998 and $2,122,000 in 1997. Minimum
noncancelable real property lease commitments at December 31, 1999 were as follows (in thousands):

                 Year                                           Amount

                  2000                                         $ 10,253
                  2001                                            9,199
                  2002                                            7,622
                  2003                                           10,776
                  2004                                            6,188
                  Thereafter                                     23,489
                                                                -------
                                                                 67,527
                  Less sublease income                          (12,179)
                                                                -------

                                                               $ 55,348
                                                                =======

          The commitments relate substantially to distribution facilities. In addition to the above rental payments, the Company is obligated in some instances to pay real estate taxes, insurance and certain maintenance.

          The Company, through its Big O subsidiary, has agreements with a bank and a third party which provide financing for the development and leasing of retail stores. Up to $15,000,000 in financing is provided, with the third party entity leasing the properties to the Company at a variable rate for an initial period of up to five years, renewable for a total period up to 15 years. At any time during the lease term, the Company has the option to purchase individual sites subject to certain limitations and at the end of the term may purchase all sites, request a five-year extension or terminate the lease. The Company has

8.  LEASES (Continued)

guaranteed that the residual value of the property at the end of the original lease term will be no less than 85% of the remaining balance financed. The Company accounts for such leases as operating leases and intends to sublease the sites to Big O franchisees subject to the terms and conditions of the agreements. As of December 31, 1999, $4,326,000 had been financed under the program, representing six properties, three of which had been sublet to Big O franchisees.

9.  INCOME TAXES

           The Company records income taxes using the liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Income taxes provided for the years ended December 31, 1999, 1998 and 1997 were as follows (in thousands):

                                          1999            1998         1997
                                        --------       ---------     --------
             Current:
                 Federal                $  9,554       $  9,843      $  8,910
                 State                     1,241          1,536         1,391
                                        ---------      ---------     ---------
                                          10,795         11,379        10,301
             Deferred                        526           (464)        1,586
                                        ---------      ---------     ---------

                                        $ 11,321        $10,915       $11,887
                                          =======        =======       =======


             The provision for deferred income taxes represents the change in the Company's net deferred income tax asset or liability during the year, including the effect of any tax rate changes. Deferred income taxes arise from temporary differences between the tax basis of the Company's assets and liabilities and their reported amounts in the financial statements. Included in the Carroll's assets acquired in 1998 were deferred income tax assets totaling $2,594,000.

             The net deferred income tax asset in the financial statements at December 31, 1999 included $1,907,000 related to the allowance for doubtful accounts and notes, $712,000 related to inventory reserves and basis differences, and $2,832,000 related to accrued warranty reserves. At December 31, 1998, the net deferred income tax asset included $2,039,000 related to the allowance for doubtful accounts and notes, $2,032,000 related to inventories and $3,110,000 related to warranty reserves. The net deferred income tax liability at December 31, 1999 included $6,319,000 related to trademarks and $1,124,000 for depreciation differences. At December 31, 1998, $6,734,000 was included for trademarks and $1,143,000 was attributable to depreciation.

             The difference between the Company's effective income tax rate and the statutory U. S. Federal income tax rate is reconciled as follows:

                                              1999        1998        1997
                                             ------      ------      ------

     Statutory U.S. Federal rate              35.0%       35.0%       35.0%
     State income taxes                        2.6         3.6         2.9
     Other                                     1.1          .6         (.3)
                                             ------     -------      ------

     Effective tax rate                       38.7%       39.2%       37.6%
                                              =====       =====        ====

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

             The following table sets forth the defined benefit pension plan's changes in projected benefit obligations for service rendered to date, changes in the fair value of plan assets, the funded status and amounts recognized in the Company's balance sheets (in thousands):
                                                              1999         1998
                                                            --------     -------
Actuarial present value of projected benefit
   obligations, at beginning of year                        $(6,535)    $(6,852)

   Service cost                                                (379)       (400)
   Interest cost                                               (438)       (443)
   Actuarial gain (loss)                                        828          88
   Settlement charges                                          --          (257)
   Benefits paid                                                851       1,266
   Expenses paid                                                 73          63
                                                            -------     -------

Actuarial present value of projected benefit
   obligations, at end of year                               (5,600)     (6,535)
                                                            -------     -------

Fair value of plan assets, at beginning of year               5,864       6,176

   Actual return on plan assets                                 952         942
   Employer contribution                                        500          75
   Benefits and expenses paid                                  (924)     (1,329)
                                                            -------     -------

Fair value of plan assets, at end of year                     6,392       5,864
                                                            -------     -------

Funded Status  - plan assets over (under) projected
   benefit obligation, at end of year                           792        (671)

   Unrecognized net loss from experience different
       from that assumed                                        (66)      1,149

   Unrecognized net assets and prior service cost                74          73
                                                            -------     -------

Prepaid pension cost, at end of year                        $   800     $   551
                                                            =======     =======


             The net expense for the defined benefit pension plan in 1997 included a charge of $810,000 associated with an early retirement program accepted by certain employees. The net expense for 1999, 1998 and 1997 was comprised of the following (in thousands):

                                                 1999        1998        1997
                                               --------    --------    -------

          Service cost                         $   379     $   400     $   404
          Interest cost                            438         443         454
          Return on plan assets                   (952)       (942)     (1,093)
          Net amortization, deferral and
              settlement charges                   386         794       1,412
                                               --------    --------    --------

                                               $   251     $   695     $ 1,177
                                               =======     =======     =======

10.  RETIREMENT PLANS (Continued)

             The discount rates used in determining the actuarial present values of benefit obligations for the defined benefit plan were 7.5% in 1999 and 7% in 1998. In both the 1999 and 1998 projections, a 5% increase in future compensation levels was used and the expected long-term rate of return on assets was 10%. Actuarial present values of accumulated benefit obligations were $3,350,000 at December 31, 1999 and $4,012,000 at December 31, 1998, including vested benefits of $3,242,000 and $3,894,000, respectively.

             The Company also has unfunded supplemental retirement plans for certain of its officers, to provide benefits in excess of amounts permitted to be paid by its other retirement plans under current tax law. The 1999 expense for supplemental retirement benefits totaled $1,462,000, including settlement charges of $766,000. Supplemental retirement expenses were $538,000 in 1998 and $377,000 in 1997. At December 31, 1999, the projected benefit obligation, computed using the same discount rate and compensation assumptions as for the defined benefit pension plan, was $1,165,000. The accumulated benefit obligation, which was reflected as a noncurrent liability at December 31, 1999, totaled $871,000.

             The Company maintains an employee savings plan under Section 401(k) of the Internal Revenue Code. Contributions by the Company to the 401(k) plan include those based on a specified percentage of employee contributions, as well as discretionary contributions. Expenses recorded for the Company's contributions totaled $1,030,000 in 1999, $409,000 in 1998 and $422,000 in 1997.

11.  STOCKHOLDERS' EQUITY

             The Company is authorized to issue 50,000,000 shares of $.10 par value common stock. In addition, 2,500,000 shares of $.10 par value preferred stock are authorized, none of which were outstanding at December 31, 1999 or 1998.

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

             In 1999, 1998 and 1997, shares of the Company's common stock were repurchased and retired under authorizations made by the Board of Directors. As of December 31, 1999, the Company had unused authorizations from the Board for the repurchase of approximately 1,923,000 additional shares.

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

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


12.  STOCK OPTIONS AND INCENTIVE PLAN (Continued)

             The 1989 Plan also authorizes the committee to grant performance awards and restricted stock awards to officers and other key employees. Additionally, the 1989 Plan provides for the annual grant of restricted stock with a market value of $5,000 to each non-employee director of the Company. Each of these shares of restricted stock is accompanied by four options, which are only exercisable under certain conditions and the exercise of which results in the forfeiture of the associated share of restricted stock. The options expire in one-third increments as the associated restricted stock vests. Such tandem options are not included in the totals shown below for outstanding options. At December 31, 1999, 2,131,000 shares were reserved for issuance under the 1989 Plan.

             A summary of stock option activity during 1997, 1998 and 1999 is shown below:

                                                                       Weighted
                                                                        Average
                                        Option       Option Price      Exercise
                                        Shares          Range            Price
                                        ------          -----            -----
Outstanding at January 1, 1997
  (331,784 exercisable)                513,640      $ 5.03 - $12.13       $8.27
     Granted in 1997                   324,112                 7.75        7.75
     Exercised in 1997                 (53,261)       5.03 -   6.55        6.20
     Forfeited in 1997                 (34,711)       6.55 -  12.13        9.81
                                       --------      ---------------      ------
Outstanding at December 31, 1997
  (330,225 exercisable)                749,780      $ 5.03 - $12.13       $8.12
     Granted in 1998                   397,025        9.25 -  10.25        9.86
     Exercised in 1998                 (52,632)       5.03 -   7.75        6.03
     Forfeited in 1998                 (17,210)       7.75 -  12.13        9.38
                                       --------      ---------------      ------
Outstanding at December 31, 1998
  (407,605 exercisable)              1,076,963      $ 5.03 - $12.13       $8.84
     Granted in 1999                   477,230        6.63 -   7.50        7.47
     Exercised in 1999                 (32,897)       5.03 -   6.55        5.14
     Forfeited in 1999                 (55,094)       7.50 -  12.13        8.59
                                     ----------      ---------------      ------
 Outstanding at December 31, 1999
  (631,590 exercisable)              1,466,202      $ 5.72 - $12.13       $8.49
                                     ==========     ===============       ======


             Additional information regarding stock options outstanding at December 31, 1999 is shown below:

                              Outstanding Options           Exercisable Options
                         -------------------------------    -------------------
                                   Weighted     Weighted              Weighted
                                   Average       Average              Average
                          Option   Exercise    Remaining    Option    Exercise
  Option Price Range      Shares     Price         Term     Shares      Price
  ------------------      ------     -----         ----     ------      -----

    $ 5.72  - $ 7.50     571,374   $ 7.24       7.7 yrs.   105,439    $ 6.20

    $ 7.51  - $10.00     716,567     8.83       7.2 yrs.   433,134      8.69

    $10.01  - $12.13     178,261    11.13       6.1 yrs.    93,017     11.93
                       ----------                          --------

                       1,466,202                           631,590
                       =========                           =======

12.  STOCK OPTIONS AND INCENTIVE PLAN (Continued)

             The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation has been recognized for the stock options granted in 1999, 1998 or 1997. Using fair value assumptions specified in SFAS No. 123, the weighted average per share value of options granted during 1999, 1998 and 1997 was $3.26, $4.28 and $3.36, respectively. Had compensation cost for such option grants been determined using such assumptions, the Company's net income on a pro forma basis would have been $16,947,000 in 1999, $16,196,000 in 1998 and $19,355,000 in 1997, compared to reported net income of $17,939,000 in 1999, $16,894,000 in 1998 and $19,700,000 in 1997. Pro forma earnings per share would have been $.80, $.72 and $.82 in 1999, 1998 and 1997, respectively, rather than the reported totals of $.85 in 1999, $.75 in 1998 and $.84 in 1997.

             The fair value of each option granted in 1999, 1998 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: dividend yield of 0%; risk-free interest rates equal to zero-coupon governmental issues; and expected lives of 4.8 years in 1999, 4.9 years in 1998 and 5 years in 1997. The expected volatility percentages used for options granted were 43.4% for 1999, 40.5% for 1998 and 37.8% for 1997.

13.  FINANCIAL GUARANTEES AND CREDIT RISK

             The Company's Big O Tires, Inc. subsidiary has provided certain financial guarantees associated with real estate leases and financing of its franchisees. Although the guarantees were issued in the normal course of business to meet the financing needs of its franchisees, they represent credit risk in excess of the amounts reported on the balance sheet as of December 31, 1999. The contractual amounts of the guarantees, which represent the Company's maximum exposure to credit loss in the event of non-performance by the franchisees, totaled $10,470,000 as of December 31, 1999, including $3,005,000 related to franchisee financing and $7,465,000 related to store and real estate leases.

             Most of the above franchisee financing and lease guarantees extend for more than five years and expire in decreasing amounts through 2010. The credit risk associated with these guarantees is essentially the same as that involved in extending loans to the franchisees. Big O evaluates each franchisee's creditworthiness and requires that sufficient collateral (primarily inventories and equipment) and security interests be obtained by the third party lenders or lessors, before the guarantees are issued. There are no cash requirements associated with the guarantees, except in the event that an actual financial loss is subsequently incurred due to non-performance by the franchisees.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


14.  LEGAL PROCEEDINGS

             The Company is involved in various legal proceedings which are routine to the conduct of its business. The Company does not believe that any such routine litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flows.


SUPPLEMENTARY DATA:

QUARTERLY FINANCIAL INFORMATION

             Unaudited quarterly results for 1999 and 1998 are summarized as follows:

                                      (In thousands, except per share amounts)

                                     First      Second        Third      Fourth
                                    Quarter     Quarter      Quarter     Quarter
                                    -------     -------      -------     -------
           1999

     Net sales                      $162,202    $187,664    $210,469    $182,715
     Cost of sales                   134,379     154,553     173,221     151,338
     Net income                        3,806       2,310       6,557       5,266
     Earnings per share -
       Basic and diluted            $    .18    $    .11    $    .31    $    .25

          1998

     Net sales                      $140,735    $161,923    $177,661    $165,816
     Cost of sales                   118,401     137,148     150,049     137,616
     Net income                        3,150       3,719       5,506       4,519
     Earnings per share -
       Basic and diluted *          $    .14    $    .16    $    .25    $    .21


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



Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

                                    PART III



Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              Except for information concerning executive officers of the Company which is set forth in Part I of this Report, the information required by this Item 10 is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 26, 2000, under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", and is incorporated herein by this reference.



Item 11.      EXECUTIVE COMPENSATION

              The information required by this Item 11 is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held
April 26, 2000, under the captions "Election of Directors" and "Executive Compensation", and, with the exception of the information disclosed in the Proxy Statement pursuant to Item 402(k) or 402(l) of Regulation S-K, is incorporated herein by this reference.



Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

              The information required by this Item 12 is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 26, 2000, under the caption "Security Ownership of Management and Principal Stockholders", and is incorporated herein by this reference.



Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              The information required by this Item 13 is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held
April 26, 2000, under the captions "Election of Directors" and "Executive Compensation", and is incorporated herein by this reference.

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

                  The  following  items,   including  consolidated  financial
                  statements of the Company,  are set forth at Item 8 of this
                  Report:

                       Report of Independent Certified Public Accountants

                       Consolidated Balance Sheets - December 31, 1999, and 1998

                       Consolidated Statements of Income - Years ended December 31, 1999, 1998, and 1997

                       Consolidated Statements of Stockholders' Equity - Years ended December 31, 1997, 1998 and 1999

                       Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998, and 1997

                       Notes to Consolidated Financial Statements

             (a)  (2)  FINANCIAL STATEMENT SCHEDULES

                       Report of Independent Certified Public Accountants (at p. 36 of this Report)

                       Schedule II - Valuation and qualifying accounts (at p. 37 of this Report)

                       All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

             (a)  (3)  EXHIBITS

                  See INDEX to EXHIBITS included at p. 38 of this Report

             (b)  REPORTS ON FORM 8-K

                  The Company did not file any Reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TBC Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of February, 2000.

                                            TBC CORPORATION


                                            By:    /s/ LAWRENCE C. DAY
                                                       Lawrence C. Day
                                                       President  and
                                                       Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of TBC Corporation and in the capacities and on the dates indicated:


       Name                            Title                       Date



/s/ LAWRENCE C. DAY             President, Chief               February 18, 2000
----------------------          Executive Officer
Lawrence C. Day                 and Director



/s/ RONALD E. McCOLLOUGH        Executive Vice President,      February 18, 2000
------------------------        Chief Financial Officer
Ronald E. McCollough            and Treasurer





* MARVIN E. BRUCE               Chairman of the Board          February 18, 2000
------------------------        of Directors
Marvin E. Bruce



* ROBERT H. DUNLAP              Director                       February 18, 2000
------------------------
Robert H. Dunlap



* CHARLES A. LEDSINGER, JR.     Director                       February 18, 2000
---------------------------
Charles A. Ledsinger, Jr.

* WILLIAM J. McCARTHY           Director                       February 18, 2000
-------------------------
William J. McCarthy



* RICHARD A. McSTAY             Director                       February 18, 2000
-----------------------
Richard A. McStay



* DONALD RATAJCZAK              Director                       February 18, 2000
----------------------
Donald Ratajczak



* ROBERT R. SCHOEBERL           Director                       February 18, 2000
--------------------------
Robert R. Schoeberl



* RAYMOND E. SCHULTZ            Director                       February 18, 2000
-------------------------
Raymond E. Schultz



         * The undersigned by signing his name hereto does sign and execute this Report on Form 10-K on behalf of each of the above-named directors of TBC Corporation pursuant to a power of attorney executed by each such director and filed with the Securities and Exchange Commission as an exhibit to this Report.



                                                 /s/ LAWRENCE C. DAY
                                                      Lawrence C. Day
                                                      Attorney-in-Fact

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and
Stockholders of TBC Corporation

Our audits of the consolidated financial statements referred to in our report dated January 28, 2000 appearing on page 14 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




                                                   PRICEWATERHOUSECOOPERS LLP





January 28, 2000

                                 TBC CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (In thousands)



                                                      Additions
                                               -----------------------
                                               Charged         Charged
                                               to Costs           to
                                Balance          and             Other                              Balance
                               January 1,      Expenses        Accounts         Deductions      December 31,
                               ----------      --------        --------         ----------      ------------
     1999

Warranty reserve............     $ 8,025         $ 4,881       $       -         $ 5,420 (2)        $7,486

Allowance for
     doubtful accounts.....        9,298           5,090              92           6,729 (3)         7,751

     1998

Warranty reserve............       6,931           5,647           1,200 (1)       5,753 (2)         8,025

Allowance for
     doubtful accounts.....        7,344             742           2,144 (1)         932 (3)         9,298

     1997

Warranty reserve...........        6,675           6,422               -           6,166 (2)         6,931

Allowance for
     doubtful accounts.....        8,879           1,394               -           2,929 (3)         7,344








(1)  Includes  amounts  for  Carroll's,   Inc.  as  of  the  November  19,  1998
     acquisition date.

(2) Amounts added during current year and payable at year end less amount payable at beginning of year.

(3)  Accounts written off during year, net of recoveries.

                                INDEX TO EXHIBITS

                                                                    Located at
                                                                      Manually
                                                                   Numbered Page

(2)    PLAN OF ACQUISITION,  REORGANIZATION,  ARRANGEMENT, LIQUIDATION
       OR SUCCESSION:

2.1    Share Purchase Agreement, dated November 19, 1998, by and among
       TBC Corporation,  Robert E. Carroll,  Jr., and William J. Baker
       II,  Trustee,  was filed as Exhibit 2.1 to the TBC  Corporation
       Current   Report  on  Form  8-K,   dated   November   19,  1998...... *


(3)    ARTICLES OF INCORPORATION AND BY-LAWS:

3.1    Certificate of  Incorporation  of TBC  Corporation,  as amended
       April 29, 1988, was filed as Exhibit 3.1 to the TBC Corporation
       Annual Report on Form 10-K for the year ended December 31, 1993...... *


3.2 Amendment to Restated Certificate of Incorporation of TBC Corporation dated April 23, 1992, was filed as Exhibit 3.2 to the TBC  Corporation  Annual  Report  on Form 10-K for the year ended December 31, 1992.............................................. *


3.3    By-Laws of TBC  Corporation as amended  through April 22, 1998, were  filed as  Exhibit  3.1 to the TBC  Corporation  Quarterly
       Report  on Form  10-Q for the  quarter  ended  March  31,  1998 ..... *


(4)    INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,  INCLUDING
       INDENTURES:

4.1 Note Purchase and Private Shelf Agreement, dated July 10, 1996, between TBC Corporation and The Prudential Insurance Company of America, was filed as Exhibit 4.1 to the TBC Corporation
       Current Report on Form 8-K, dated July 10,1996...................... *

4.2    Series A, Series B, and Series C Senior  Notes,  dated July 10,
       1996, issued by TBC Corporation pursuant to the Note Purchase Agreement referenced in item 4.1 above, were filed as Exhibit
       4.2 to the TBC  Corporation  Current  Report on Form 8-K, dated
       July 10, 1996....................................................... *

4.3 Amendment No. 1, dated September 20, 1996, to the Note Purchase Agreement referenced in item 4.1 above, including form of Continuing Guaranty executed by certain subsidiaries of TBC Corporation in connection therewith, was filed as Exhibit 4.5 to the TBC  Corporation  Quarterly  Report on Form 10-Q for the
       quarter ended September 30, 1996..................................... *


4.4 Amendment No. 2, dated October 28, 1998, to the Note Purchase Agreement referenced in item 4.1 above was filed as Exhibit 4.6 to the TBC Corporation  Annual Report on Form 10-K for the year ended December 31, 1998.............................................. *

4.5    Amended and  Restated  Rights  Agreement,  dated as of July 23,
       1998,  between TBC Corporation and BankBoston,  N.A., as Rights
       Agent, including as Exhibit A thereto the form of Rights Certificate, was filed as Exhibit 4.1 to the TBC Corporation
       Form 8-A/A-1  Registration  Statement filed with the Commission on July 30, 1998 .................................................... *


(10)   MATERIAL CONTRACTS:

       Management Contracts and Compensatory Plans or Arrangements

10.1   Executive  Employment  Agreement  between  the  Company and Mr.
       Louis S. DiPasqua, amended and restated as of January 31, 1995, was  filed as  Exhibit  10.1 to the TBC  Corporation  Quarterly
       Report  on Form  10-Q for the  quarter  ended  March  31,  1995...... *

10.2   Agreement,   dated  January  7,  1998,   to  Extend   Executive
       Employment Agreement between the Company and Mr. Louis S. DiPasqua was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended March 31,
       1998 ................................................................ *

10.3   Amendment,   dated  July  1,  1996,  to  Executive   Employment
       Agreement  between the Company and Mr.  Louis S.  DiPasqua  was filed as Exhibit 10.4 to the TBC  Corporation  Annual Report on
       Form 10-K for the year ended December 31, 1996....................... *

10.4 Amendment, dated September 28, 1999, to Executive Employment Agreement between the Company and Mr. Louis S. DiPasqua was filed as Exhibit 10.1 to the TBC Corporation  Quarterly  Report
       on  Form10-Q  for  the  quarter   ended   September   30,  1999...... *

10.5 Form of Trust Agreement (between the Company and certain executive officers - 1/1/98 version) was filed as Exhibit 10.3 to the TBC  Corporation  Quarterly  Report on Form 10-Q for the
       quarter ended March 31, 1998......................................... *

10.6 TBC Corporation 1989 Stock Incentive Plan, as amended and restated April 23, 1997 was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended
       June 30, 1997........................................................ *

10.7   TBC Corporation  Deferred  Compensation  Plan for Directors was
       filed as Exhibit 10.10 to the TBC Corporation  Annual Report on
       Form 10-K for the year ended December 31, 1993....................... *

10.8 Resolution adopted by the Compensation Committee of the TBC Corporation Board of Directors, September 26, 1996, relating to interest payable on deferred compensation of officers and directors of TBC Corporation, was filed as Exhibit 10.3 to the
       TBC Corporation  Quarterly  Report on Form 10-Q for the quarter ended September 30, 1996  ........................................... *

10.9 Executive Employment Agreement between the Company and Mr. Lawrence C. Day, amended and restated as of October 1, 1999 (without Exhibit A thereto, which is substantially identical to the Form of Trust  Agreement  referenced in Exhibit 10.5),  was filed as Exhibit 10.3 to the TBC Corporation  Quarterly  Report
       on Form 10-Q for the quarter ended September 30, 1999................ *

10.10  Executive  Employment  Agreement  dated as of  November 1, 1988 between  the Company and Mr.  Ronald E.  McCollough,  including
       Trust Agreement as Exhibit A thereto, as extended as of November 1, 1991 and as amended as of July 1, 1992, was filed as Exhibit 10.12 to the TBC  Corporation  Annual Report on Form
       10-K for the year ended December 31, 1992............................ *

10.11  Amendment,   dated  July  1,  1996,  to  Executive   Employment
       Agreement  between the Company and Mr. Ronald E. McCollough was filed as Exhibit 10.16 to the TBC Corporation  Annual Report on
       Form 10-K for the year ended December 31, 1996....................... *

10.12  Agreement to Extend  Executive  Employment  Agreement,  between the Company and Mr. Ronald E. McCollough dated October 31, 1997 was filed as Exhibit 10.16 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 1997.................... *

10.13 Amendment, dated August 1, 1999, to Executive Employment Agreement between the Company and Mr. Ronald E. McCollough was filed as Exhibit 10.4 to the TBC Corporation  Quarterly  Report
       on Form 10-Q for the quarter ended September 30, 1999................ *

10.14  Amended and Restated  Executive  Employment  Agreement dated as of August 1, 1997 between the Company and Mr. Barry D. Robbins, including Trust Agreement as Exhibit A thereto, was filed as
       Exhibit 10.2 to the TBC  Corporation  Quarterly  Report on Form
       10-Q for the quarter ended September 30, 1997........................ *

10.15 Amendment, dated August 1, 1999, to Executive Employment Agreement between the Company and Mr. Barry D. Robbins was filed as Exhibit 10.5 to the TBC Corporation  Quarterly  Report
       on Form 10-Q for the quarter ended September 30, 1999................ *

10.16  TBC  Corporation   Management   Incentive   Compensation  Plan,
       effective January 1, 1997, was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended
       September 30, 1997................................................... *

10.17  TBC  Corporation  Executive  Supplemental  Retirement  Plan, as
       amended  through  August 1, 1997,  was filed as Exhibit 10.3 to the TBC  Corporation  Quarterly  Report  on Form  10-Q  for the
       quarter ended September 30, 1997..................................... *

10.18  TBC Corporation  Executive Retirement Plan was filed as Exhibit
       10.1 to the TBC Corporation  Quarterly  Report on Form 10-Q for
       the quarter ended June 30, 1998...................................... *

10.19  TBC   Corporation   Executive   Deferred   Compensation   Plan,
       effective August 1, 1999, was filed as Exhibit 10.6 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended
       September 30, 1999................................................... *

       Other Material Contracts

10.20  Lease   Agreement,   dated  February  25,  1980,   between  TBC
       Corporation and Vantage-Memphis, Inc. was filed as Exhibit 10.2 to TBC Corporation Registration Statement on Form S-1, filed on
       April 21, 1983 (Reg.No.2-83216)...................................... *

10.21  Modification and  Ratification of Lease,  dated April 16, 1991, between TBC Corporation and Vantage-Memphis,  Inc. was filed as
       Exhibit 10.11 to the TBC Corporation Annual Report on Form 10-K
       for the year ended December 31, 1991................................. *

10.22  Form of TBC Corporation's  standard  Distributor  Agreement was filed as Exhibit 10.1 to the TBC Corporation  Quarterly  Report
       on  Form 10-Q for the quarter ended June 30, 1994.................... *

10.23  Form of  Franchise  Agreement  in use by Big O Tires,  Inc. was
       filed as Exhibit 10.25 to the TBC Corporation  Annual Report on
       Form 10-K for the year ended December 31, 1997....................... *

10.24  Agreement,  dated October 1, 1977,  between TBC Corporation and
       The Kelly-Springfield Tire Company, including letter dated June
       30, 1978, was filed as Exhibit 10.6 to TBC Corporation Registration statement on Form S-1, filed on April 21, 1983
       (Reg. No. 2-83216)................................................... *

10.25  Ten-Year  Commitment  Agreement,  dated March 21, 1994, between the Company and The  Kelly-Springfield  Tire Company, was filed as Exhibit 10.2 to the TBC Corporation Quarterly Report on Form
       10-Q for the quarter ended March 31, 1994............................ *

10.26  Agreement,  effective  January 1, 1994,  signed April 25, 1994, between the Company and Cooper Tire & Rubber Company, was filed as Exhibit 10.2 to the TBC Corporation Quarterly Report on Form
       10-Q for the quarter ended June 30, 1994............................. *

(21)   SUBSIDIARIES OF THE COMPANY:

21.1 List of the names and jurisdictions of incorporation of the subsidiaries of the Company was filed as Exhibit 21.1 to the
       TBC  Corporation  Annual Report on Form 10-K for the year ended
       December 31, 1998...................................................  *

(23)   CONSENTS OF EXPERTS AND COUNSEL:

23.1   Consent of PricewaterhouseCoopers LLP, Independent Accountants,
       to incorporation by reference of their report dated January 28,
       2000  in   Post-Effective   Amendment  No.  1  to  Registration
       Statement on Form S-8 for the  Company's  1989 Stock  Incentive
       Plan (Reg. No. 33-43166)............................................. 44

(24)   POWER OF ATTORNEY:

24.1   Power of attorney of each person who signed this Annual  Report on Form  10-K on  behalf  of  another  pursuant  to a power  of attorney ............................................................ 45

(27)   FINANCIAL DATA SCHEDULE:

27.1   Financial Data Schedule.............................................. +



"*" Indicates that the Exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

"+" Included only in the Company's electronic filing with the Commission.

                           TBC CORPORATION



                              EXHIBITS

                                 TO

                              FORM 10-K

                         FOR THE YEAR ENDED
                          DECEMBER 31, 1999