Form 10-Q
period 2000-03-31
TBC CORP
filed 2000-04-26
CIK 718449

CONFORMED

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
------
                 SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-------
                 SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-11579

                                 TBC CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                      31-0600670
      -------------------------------                      ----------------
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)

          4770 Hickory Hill Road
           Memphis, Tennessee                                  38141
        -----------------------                               --------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code: (901) 363-8030



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

21,201,493 Shares of Common Stock were outstanding as of March 31, 2000.


                   INDEX TO EXHIBITS at page 10 of this Report
                   -----------------

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                     ASSETS

                                                         March 31,  December 31,
                                                            2000         1999
                                                          --------     --------
CURRENT ASSETS:                                         (Unaudited)

      Cash and cash equivalents ......................     $    948     $  1,273

      Accounts and notes receivable, less
       allowance for doubtful accounts of
       $7,665 on March 31, 2000 and
       $7,751 on December 31, 1999:
         Related parties .............................       11,275        9,546
         Other .......................................       90,393       75,756
                                                           --------     --------

         Total accounts and notes receivable .........      101,668       85,302

      Inventories ....................................      150,781      138,054
      Refundable federal and state income taxes ......          733        3,306
      Deferred income taxes ..........................        6,037        6,079
      Other current assets ...........................       11,882       15,553
                                                           --------     --------

         Total current assets ........................      272,049      249,567
                                                           --------     --------

PROPERTY, PLANT AND EQUIPMENT, AT COST:

      Land and improvements ..........................        7,707        8,129
      Buildings and leasehold improvements ...........       25,831       27,330
      Furniture and equipment ........................       35,934       35,124
                                                           --------     --------
                                                             69,472       70,583
      Less accumulated depreciation ..................       26,787       25,269
                                                           --------     --------

         Total property, plant and equipment .........       42,685       45,314
                                                           --------     --------


TRADEMARKS, NET ......................................       16,325       16,437
                                                           --------     --------

GOODWILL, NET ........................................       17,891       18,018
                                                           --------     --------

OTHER ASSETS .........................................       19,838       19,037
                                                           --------     --------

TOTAL ASSETS .........................................     $368,788     $348,373
                                                           ========     ========



          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         March 31,  December 31,
                                                            2000          1999
                                                          --------      --------
CURRENT LIABILITIES:                                     (Unaudited)

      Outstanding checks, net ......................      $ 23,286      $  5,170

      Notes payable to banks .......................        69,027        63,762

      Current portion of long-term debt ............         6,500         6,514

      Accounts payable, trade ......................        37,870        40,417

      Other current liabilities ....................        15,326        20,035
                                                          --------      --------

              Total current liabilities ............       152,009       135,898
                                                          --------      --------


LONG-TERM DEBT, LESS CURRENT PORTION ...............        47,000        47,000
                                                          --------      --------


NONCURRENT LIABILITIES .............................         1,577         1,420
                                                          --------      --------


DEFERRED INCOME TAXES ..............................         7,763         7,673
                                                          --------      --------


STOCKHOLDERS' EQUITY:

      Common stock,  $.10 par value,
        shares issued and  outstanding -
        21,201 on March 31, 2000 and
        21,182 on December 31, 1999 ................         2,120         2,118

      Additional paid-in capital ...................         9,749         9,639

      Retained earnings ............................       148,570       144,625
                                                          --------      --------

              Total stockholders' equity ...........       160,439       156,382
                                                          --------      --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........      $368,788      $348,373
                                                          ========      ========



          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)

                                   (Unaudited)

                                                            Three Months
                                                           Ended March 31,
                                                       ------------------------
                                                          2000           1999
                                                       ---------       --------

NET SALES * ......................................     $ 177,389      $ 162,202
                                                       ---------      ---------

COSTS AND EXPENSES:

    Cost of sales ................................       145,503        134,379
    Distribution .................................        11,214          9,624
    Selling and administrative ...................        12,143         10,332
    Provision for doubtful accounts and notes ....           268            358
    Interest expense .............................         2,108          1,842
    Other (income) expense - net .................          (376)          (596)
                                                       ---------      ---------

        Total costs and expenses .................       170,860        155,939
                                                       ---------      ---------


INCOME BEFORE INCOME TAXES .......................         6,529          6,263

PROVISION FOR INCOME TAXES .......................         2,584          2,457
                                                       ---------      ---------

NET INCOME .......................................     $   3,945      $   3,806
                                                       =========      =========


EARNINGS PER SHARE -
    Basic and diluted ............................     $     .19      $     .18
                                                       =========      =========





   * Including sales to related parties of $19,764 and $16,475 in the three months ended March 31, 2000 and 1999, respectively.

          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                           CONSOLIDATED STATEMENTS OF

                              STOCKHOLDERS' EQUITY

                                 (In thousands)

                                   (Unaudited)

                                   Common Stock
                            -------------------------    Additional
                             Number of                    Paid-In      Retained
                               Shares          Amount     Capital      Earnings      Total
                            ------------       ------    -----------   --------    --------

Three Months Ended
  March 31, 1999
-------------------

BALANCE, JANUARY 1, 1999 ..       21,172     $  2,117     $  9,540     $126,774     $138,431

   Net income for period ..                                               3,806        3,806
                                --------     --------     --------     --------     --------


BALANCE, MARCH 31, 1999 ...       21,172     $  2,117     $  9,540     $130,580     $142,237
                                ========     ========     ========     ========     ========





Three Months Ended
  March 31, 2000
-------------------

BALANCE, JANUARY 1, 2000 ..       21,182     $  2,118     $  9,639     $144,625     $156,382

  Net income for period ...                                               3,945        3,945

  Issuance of common stock
     under stock option and
     incentive plan, net ..           19            2          110         --            112
                                --------     --------     --------     --------     --------


BALANCE, MARCH 31, 2000 ...       21,201     $  2,120     $  9,749     $148,570     $160,439
                                ========     ========     ========     ========     ========




          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)

                                                                     Three Months
                                                                    Ended March 31,
                                                                -----------------------
                                                                   2000          1999
                                                                ---------      --------
Operating Activities:
   Net income ..............................................     $  3,945      $  3,806

   Adjustments  to  reconcile  net  income  to net
      cash  provided  by  operating activities:
         Depreciation ......................................        1,812         1,610
         Amortization ......................................          299           234
         Provision for doubtful accounts and notes .........          268           358
         (Gain) on sale of fixed assets ....................          (68)         --
         Deferred income taxes .............................          132           (63)
         Equity in (earnings) loss from joint ventures .....          324           (49)
         Changes in operating assets
           and liabilities:
             Receivables ...................................      (14,885)          205
             Inventories ...................................      (12,727)       13,314
             Other current assets ..........................        3,783        (2,502)
             Other assets ..................................         (752)         (710)
             Accounts payable, trade .......................       (2,547)        1,797
             Federal and state income taxes
                refundable or payable ......................        2,573         1,481
             Other current liabilities .....................       (4,718)       (2,269)
             Noncurrent liabilities ........................           28            19
                                                                 --------      --------

         Net cash provided by (used in) operating activities      (22,533)       17,231
                                                                 --------      --------

Investing Activities:
   Purchase of property, plant and equipment ...............       (1,219)       (2,992)
   Other ...................................................           60            58
                                                                 --------      --------

         Net cash used in investing activities .............       (1,159)       (2,934)
                                                                 --------      --------

Financing Activities:
   Net bank borrowings (repayments) under
       short-term borrowing arrangements ...................        5,265       (13,896)
   Increase (decrease) in outstanding checks, net ..........       18,116          (603)
   Payments on long-term debt ..............................          (14)         (479)
                                                                 --------      --------


         Net cash provided by (used in) financing activities       23,367       (14,978)
                                                                 --------      --------

Change in cash and cash equivalents ........................         (325)         (681)

Cash and cash equivalents:
   Balance - Beginning of year .............................        1,273         1,699
                                                                 --------      --------

   Balance - End of period .................................     $    948      $  1,018
                                                                 ========      ========


Supplemental Disclosures of Cash Flow Information:
   Cash paid (received)  for - Interest ....................     $  2,084      $  1,674
                             - Income Taxes ................         (121)        1,039

Supplemental Disclosure of Non-Cash Financing Activity:
   Issuance of restricted stock under stock incentive plan .          112          --


          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.         Financial Statement Presentation

                  The December 31, 1999 balance sheet was derived from audited financial statements. The consolidated balance sheet as of March 31, 2000, and the consolidated statements of income, stockholders' equity and cash flows for the three months ended March 31, 2000 and 1999, have been prepared by the Company, without audit. It is Management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2000 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report.

                  Certain reclassifications have been made in the statements of income and statements of cash flows for the periods ended March 31, 1999, to conform to the current presentation, with no effect on previously reported net income.

2.       Earnings Per Share

                  Basic earnings per share have been computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares and equivalents outstanding. Common share equivalents, if any, represent shares issuable upon assumed exercise of stock options. The weighted average number of common shares and equivalents outstanding were as follows (in thousands):

                                                               Three Months
                                                              Ended March 31,
                                                          ----------------------
                                                            2000           1999
                                                          -------         ------
                Weighted average common
                 shares outstanding                        21,201         21,172

                Common share equivalents                     --                9
                                                           ------         ------

                Weighted average common shares
                 and equivalents outstanding               21,201         21,181
                                                           ======         ======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

         The Company's financial position and liquidity remain strong. Working capital totaled $120.0 million at March 31, 2000 compared to $113.7 million at December 31, 1999. Current accounts and notes receivable increased by $16.4 million during the first three months of 2000 due principally to seasonal sales fluctuations. Inventories increased by $12.7 million, due to seasonal fluctuations as well as the addition of several new lines of tires. The net total owed to banks and vendors, consisting of the combined balances of cash and cash equivalents, outstanding checks, notes payable to banks and accounts payable, increased by $21.2 million from December 31, 1999 to March 31, 2000. This increase, together with cash generated from operations, enabled the Company to fund the above-noted increases in current receivables and inventories, as well as capital expenditures of $1.2 million during the first three months of 2000.

Results of Operations

            Net sales increased 9.4% during the first quarter of 2000 compared to the year-earlier level. Sales of tires accounted for approximately 93% of total sales during the current quarter versus 94% in the first three months of 1999. Unit tire shipments increased 8.9% in the first quarter, including gains in shipments to both franchised dealers and other customers. The average tire sales price declined by approximately 0.5% compared to the year-earlier results. Industrywide pricing pressures, prevalent throughout most of the last several years, continued in the current quarter.

         Cost of sales as a percentage of net sales decreased from 82.8% in the first quarter of 1999 to 82.0% in the current quarter, due largely to the effect of lower net product costs from suppliers. The lower net product costs in the current quarter were related in part to increased interest income and discounts on early payments to suppliers.

         Distribution expenses as a percentage of net sales increased from 5.9% in the first quarter of 1999 to 6.3% in the current period. The increase was largely due to greater fixed costs associated with new distribution facilities, which were opened in the last half of 1999 to better service both franchised dealers and other customers.

         Selling and administrative expenses were $1.8 million greater in the current quarter than in the first three months of 1999. The increase was due largely to increased compensation expenses, related in part to higher staffing levels in the current quarter.

         Interest expense increased $266,000 in the first quarter of 2000 compared to the year-earlier level. Interest related to short-term borrowings increased $434,000 and interest on long-term borrowings declined $168,000 compared to the first three months of 1999. The greater interest associated with short-term borrowings was due to the combined effects of higher borrowing levels and higher interest rates. The reduction in interest on long-term borrowings was due to lower long-term debt in the current quarter than in the year-earlier period.

         Net other income was $220,000 less in the first three months of 2000 than in the year-earlier period, due primarily to reductions in the equity in results from the Company's joint ventures.

         The Company's effective tax rate was 39.6% in the current quarter compared to 39.2% in the first three months of 1999, due principally to fluctuations in the equity in results from joint ventures and the related taxes on those results.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company does not consider its exposure to market risk to be material.

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

              (a)     Exhibits - See Index to Exhibits

              (b) No reports on Form 8-K were filed during the three months ended March 31, 2000.


                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TBC CORPORATION


April 25, 2000                             By    /s/ Ronald E. McCollough
--------------                                   ------------------------
                                                 Ronald E. McCollough
                                                 Executive Vice President,
                                                   Chief Financial Officer
                                                   and Treasurer

                                INDEX TO EXHIBITS

                                                                    Located at
                                                                   Sequentially
Exhibit No.                   Description                          Numbered Page
----------                    -----------                          -------------

 (4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
          HOLDERS, INCLUDING INDENTURES:

    4.1       Amendment No. 3, dated January 21, 2000, to the Note
              Purchase and Private Shelf Agreement, dated July 10, 1996, between TBC Corporation and The Prudential Insurance
              Company of America . . .  . . . . . . . . . . . . . . .        11