Form 10-Q
period 2000-06-30
TBC CORP
filed 2000-08-21
CIK 718449

CONFORMED
                                                                     ---------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
------
                 SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

21,223,765 Shares of Common Stock were outstanding as of June 30, 2000.


                   INDEX TO EXHIBITS at page 14 of this Report
                   -----------------

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                     ASSETS

                                                        June  30,   December 31,
                                                           2000          1999
                                                       -----------     --------
CURRENT ASSETS:                                        (Unaudited)

      Cash and cash equivalents                            $  1,385     $  1,273

      Accounts and notes  receivable,  less
          allowance for doubtful  accounts of
         $8,172 on June 30, 2000 and
         $7,751 on December 31, 1999:
              Related parties                                15,349        9,546
              Other                                         104,674       75,756
                                                           --------     --------

              Total accounts and notes receivable           120,023       85,302

      Inventories                                           186,967      138,054
      Refundable federal and state income taxes               2,137        3,306
      Deferred income taxes                                  13,001        6,079
      Other current assets                                   11,558       15,553
                                                           --------     --------

              Total current assets                          335,071      249,567
                                                           --------     --------

PROPERTY, PLANT AND EQUIPMENT, AT COST:

      Land and improvements                                   7,718        8,129
      Buildings and leasehold improvements                   28,646       27,330
      Furniture and equipment                                48,882       35,124
                                                           --------     --------
                                                             85,246       70,583
      Less accumulated depreciation                          28,578       25,269
                                                           --------     --------

              Total property, plant and equipment            56,668       45,314
                                                           --------     --------


TRADEMARKS, NET                                              16,212       16,437
                                                           --------     --------


GOODWILL, NET                                                50,382       18,018
                                                           --------     --------


OTHER ASSETS                                                 23,150       19,037
                                                           --------     --------


TOTAL ASSETS                                               $481,483     $348,373
                                                           ========     ========



          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         June 30,   December 31,
                                                           2000          1999
                                                       -----------     --------
CURRENT LIABILITIES:                                    (Unaudited)

      Outstanding checks, net                             $  4,185      $  5,170

      Notes payable to banks                               111,027        63,762

      Current portion of long-term debt
         and capital lease obligations                       6,915         6,514

      Accounts payable, trade                               97,171        40,417

      Other current liabilities                             38,460        20,035
                                                          --------      --------

              Total current liabilities                    257,758       135,898
                                                          --------      --------


LONG-TERM DEBT AND CAPITAL LEASE
   OBLIGATIONS, LESS CURRENT PORTION                        47,252        47,000
                                                          --------      --------


NONCURRENT LIABILITIES                                       5,448         1,420
                                                          --------      --------


DEFERRED INCOME TAXES                                        5,452         7,673
                                                          --------      --------


STOCKHOLDERS' EQUITY:

      Common stock,  $.10 par value,
        shares issued and outstanding -
        21,224 on June 30, 2000 and
        21,182 on December 31, 1999                          2,122         2,118

      Additional paid-in capital                             9,872         9,639

      Retained earnings                                    153,579       144,625
                                                          --------      --------

              Total stockholders' equity                   165,573       156,382
                                                          --------      --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $481,483      $348,373
                                                          ========      ========



          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)

                                   (Unaudited)

                                                    Three Months                 Six Months
                                                   Ended June 30,              Ended June 30,
                                              ------------------------     -------------------

                                                 2000           1999          2000        1999
                                             -----------    -----------   -----------   --------

NET SALES *                                     $ 206,434    $ 187,664    $ 383,823    $ 349,866
                                                ---------    ---------    ---------    ---------

COSTS AND EXPENSES:

    Cost of sales                                 164,744      154,553      310,247      288,932
    Distribution                                   11,734       10,991       22,948       20,615
    Selling and administrative                     19,509       11,682       31,652       22,014
    Provision for doubtful accounts and notes         139        4,821          407        5,179
    Interest expense                                2,794        1,645        4,902        3,487
    Other (income) expense - net                     (680)          (8)      (1,056)        (604)
                                                ---------    ---------    ---------    ---------

               Total costs and expenses           198,240      183,684      369,100      339,623
                                                ---------    ---------    ---------    ---------


INCOME BEFORE INCOME TAXES                          8,194        3,980       14,723       10,243

PROVISION FOR INCOME TAXES                          3,185        1,670        5,769        4,127
                                                ---------    ---------    ---------    ---------

NET INCOME                                      $   5,009    $   2,310    $   8,954    $   6,116
                                                =========    =========    =========    =========


EARNINGS PER SHARE -
    Basic and diluted                           $     .24    $     .11    $     .42    $     .29
                                                =========    =========    =========    =========





   * Including sales to related parties of $21,693 and $19,647 in the three months ended June 30, 2000 and 1999, respectively and $41,457 and $36,122 in the six months ended June 30, 2000 and 1999.

          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                           CONSOLIDATED STATEMENTS OF

                              STOCKHOLDERS' EQUITY

                                 (In thousands)

                                   (Unaudited)

                                                    Common Stock
                                              -------------------------       Additional
                                               Number of                        Paid-In         Retained
                                                Shares          Amount          Capital         Earnings       Total
                                              ------------      ------        -----------       --------      --------
 Six Months Ended
    June 30, 1999
------------------

BALANCE, JANUARY 1, 1999                           21,172     $   2,117       $   9,540        $ 126,774     $ 138,431

   Net income for period                                                                           6,116         6,116

   Issuance of common stock under
     stock option and incentive plan                    9             1              55             --              56

   Repurchase and retirement
     of common stock                                   (5)         --                (3)             (37)          (40)

   Tax benefit from exercise of
     stock options                                   --            --                 5             --               5
                                                ---------     ---------       ---------        ---------     ---------


BALANCE, JUNE 30, 1999                             21,176     $   2,118       $   9,597        $ 132,853     $ 144,568
                                                =========     =========       =========        =========     =========



Six Months Ended
    June 30, 2000
-----------------

BALANCE, JANUARY 1, 2000                           21,182     $   2,118       $   9,639        $ 144,625     $ 156,382

  Net income for period                                                                            8,954         8,954

  Issuance of common stock
     under stock option and
     incentive plan, net                               42             4             233             --             237
                                                ---------     ---------       ---------        ---------     ---------


BALANCE, JUNE 30, 2000                             21,224     $   2,122       $   9,872        $ 153,579     $ 165,573
                                                =========     =========       =========        =========     =========



          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)

                                                                   Six Months
                                                                 Ended June 30,
                                                                 --------------

                                                               2000           1999
                                                             ---------       -------
Operating Activities:
   Net income                                                  $  8,954    $  6,116

   Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                             3,925       3,353
         Amortization                                               669         530
         Provision for doubtful accounts and notes                  407       5,179
         (Gain) on sale of fixed assets                             (99)       --
         Deferred income taxes                                     (311)       (813)
         Equity in loss from joint ventures                         214         368
         Changes in operating assets and liabilities,
           net of effect of acquisition:
             Receivables                                        (23,584)    (12,477)
             Inventories                                        (20,475)      2,601
             Other current assets                                 6,855      (3,486)
             Other assets                                        (1,921)        194
             Accounts payable, trade                             32,928      (4,064)
             Federal and state income taxes
                refundable or payable                             1,186      (1,625)
             Other current liabilities                           (5,192)     (1,038)
             Noncurrent liabilities                                  86         738
                                                               --------    --------

         Net cash provided by (used in) operating activities      3,642      (4,424)
                                                               --------    --------

Investing Activities:
   Purchase of property, plant and equipment                     (6,438)     (9,055)
   Acquisition of Tire Kingdom, Inc., net of cash acquired      (43,404)       --
   Investments in joint ventures, net                               (41)       --
   Other                                                            117         279
                                                               --------    --------

         Net cash used in investing activities                  (49,766)     (8,776)
                                                               --------    --------

Financing Activities:
   Net bank borrowings (repayments) under
       short-term borrowing arrangements                         47,265       9,122
   Increase (decrease) in outstanding checks, net                  (985)      4,293
   Payments on long-term debt and capital lease obligations         (44)       (819)
   Issuance of common stock under stock option
       and incentive plans                                         --            26
   Repurchase and retirement of common stock                       --           (40)
                                                               --------    --------

         Net cash provided by (used in) financing activities     46,236      12,582
                                                               --------    --------

Change in cash and cash equivalents                                 112        (618)

Cash and cash equivalents:
   Balance - Beginning of year                                    1,273       1,699
                                                               --------    --------


   Balance - End of period                                     $  1,385    $  1,081
                                                               ========    ========

                                 TBC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)

                                                                             Six Months
                                                                           Ended June 30,
                                                                      ----------------------

                                                                         2000         1999
                                                                      ---------     --------

Supplemental Disclosures of Cash Flow Information:
   Cash paid for - Interest                                           $  4,550      $  3,670
                     - Income Taxes                                      4,893         6,565

Supplemental Disclosure of Non-Cash Financing Activity:
   Tax benefit from exercise of stock options                             --               5
   Issuance of restricted stock under stock incentive plan                 237            30

Supplemental Disclosure of Non-Cash Investing
  and Financing Activities:
     Effective  June 1, 2000,  the Company  completed
     the  acquisition  of Tire  Kingdom,  Inc. for a total
     purchase price of $45,000,  less certain  adjustments
     and plus  applicable  closing costs.  The acquisition
     was  accounted  for under  the  purchase  method,  as
     follows:
         Estimated fair value of assets acquired                        62,584
         Goodwill                                                       32,764
         Cash paid, net of cash acquired                               (43,404)
                                                                      --------

         Liabilities assumed                                          $ 51,944
                                                                      ========



















 See accompanying notes to consolidated financial statements.

                      TBC CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        (Unaudited)

1.         Financial Statement Presentation

                  The December 31, 1999 balance sheet was derived from audited financial statements. The consolidated balance sheet as of June 30, 2000, and the consolidated statements of income, stockholders' equity and cash flows for the three months ended June 30, 2000 and 1999, have been prepared by the Company, without audit. It is Management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2000 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

                                               Three Months        Six Months
                                              Ended June 30,     Ended June 30,
                                            ----------------     ---------------
                                              2000     1999      2000      1999
                                            -------  -------    -------   ------
          Weighted average common

              shares outstanding             21,215   21,175     21,208   21,173

          Common share equivalents             --         17       --         14
                                             ------   ------     ------   ------

          Weighted average common shares
              and equivalents outstanding    21,215   21,192     21,208   21,187
                                             ======   ======     ======   ======

3.   Acquisition of Tire Kingdom, Inc.

            On June 5, 2000, the Company acquired Tire Kingdom, Inc. ("Tire Kingdom"), a privately-owned company which operates 148 retail tire centers in the southeastern United States. The acquisition was effective June 1, 2000 for accounting purposes and was completed by means of a merger of a wholly-owned subsidiary of TBC with and into TKI Holdings, Inc., which owned 100% of the capital stock of Tire Kingdom. The acquisition was accounted for as a purchase and was made with cash, for a total purchase price of $45,000,000 less certain adjustments. These consolidated financial statements include the operating results of Tire Kingdom since June 1, 2000.

            The following unaudited pro forma information (adjusted for items such as interest on required borrowings, estimated amortization of goodwill, improved sourcing strength, and anticipated operating synergies) was prepared as if the companies had been combined prior to 1999. The pro forma results for 1999 exclude an after-tax charge by TBC of $2.8 million, or $0.13 per share, related to the write-off of a note receivable that had been the subject of litigation since 1989. This unaudited pro forma information does not purport to present what actual results of operations would have been or to project results for any future period. Pro forma net sales were $479,743,000 and $461,089,000 for the six months ended June 30, 2000 and 1999, respectively. Pro forma net income was $9,278,000 in the first six months of 2000 and $9,399,000 in the first half of 1999. Pro forma earnings per share were $.44 in the first six months of 2000 and 1999.

4.   Credit Facilities

            In order to complete the acquisition of Tire Kingdom, the Company's short-term credit facility was amended in June 2000 to allow the Company to borrow up to $133,000,000, with interest at the eurodollar or federal funds rate plus 1.75%. The amended short-term facility requires the payment of certain fees and contains certain amended financial covenants and restrictions. Certain of the covenant requirements associated with both the short-term credit facility and long-term Senior Notes were not met and were waived by the respective lenders as of and for the quarter ended June 30, 2000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

         On June 5, 2000, the Company completed the acquisition of Tire Kingdom, Inc. (see Note 3 to the consolidated financial statements). As a result, additional short-term borrowings were incurred and there were significant changes in a number of other balance sheet items between December 31, 1999 and June 30, 2000. However, the Company's financial position and liquidity remain solid, with working capital of $77.3 million at June 30, 2000.

         Current accounts and notes receivable increased by $34.7 million compared to the level at the end of 1999, due principally to seasonal sales fluctuations as well as the impact of the Tire Kingdom acquisition. Inventories increased by $48.9 million, due to the acquisition of Tire Kingdom, seasonal fluctuations and the addition of several new lines of tires. The increases in property, plant and equipment, goodwill, other assets and other current liabilities were all primarily due to the acquisition of Tire Kingdom.

         The net total owed to banks and vendors, consisting of the combined balances of cash and cash equivalents, outstanding checks, notes payable to banks and accounts payable, increased by $102.9 million from December 31, 1999 to June 30, 2000. This increase, together with cash generated from operations, enabled the Company to fund the above-noted increases in both current and noncurrent assets, as well as capital expenditures of $6.4 million during the first six months of 2000.

         As indicated in Note 4 to the financial statements, in June 2000, the Company amended its short-term borrowing agreement to allow the Company to borrow up to $133 million.

Results of Operations

     As a result of the Company's acquisition of Tire Kingdom, Inc. in June 2000 (see Note 3 to the consolidated financial statements), there are a number of significant changes in income statement items between the periods ended June 30, 2000 and the year-earlier periods.

     Net sales increased 10.0% during the second quarter and 9.7% during the first six months of 2000 compared to the year-earlier levels. Sales of tires accounted for approximately 91% of total sales during the current quarter and 92% in the first half of 2000 versus 93% in the second quarter and first six months of 1999. Unit tire shipments increased approximately 2.1% in the second quarter and 5.3% in the first six months, compared to the year-earlier results. The average tire sales price increased 5.0% in the current quarter and 2.4% in the year-to-date period, compared to the levels in the same periods of 1999. Both the increased unit tire volume and higher average tire sales price were due largely to the impact of the Tire Kingdom acquisition. The impact of the retail business conducted by Tire Kingdom also influenced the percentage of total sales attributable to tires, since the revenue from mechanical services performed by the Tire Kingdom stores is included in non-tire sales. Excluding the Tire Kingdom impact, unit tire volume declined 2.7% in the second quarter and increased 2.7% in the first half of 2000, while the average tire sales price increased 2.7% in the current quarter and 1.2% in the year-to-date period. Industrywide pricing pressures, prevalent throughout most of the last several years, continued into the current year.

         Cost of sales as a percentage of net sales decreased from 82.4% in the second quarter of 1999 to 79.8% in the current quarter. For the year-to-date period, cost of sales declined from 82.6% in 1999 to 80.8% in 2000. The reductions were due largely to the impact of the Tire Kingdom acquisition. In addition, an increased percentage of shipments to franchised dealers favorably affected margins and contributed to a reduction in the cost of sales percentage compared to the same periods in 1999, excluding the impact of Tire Kingdom.

         Distribution expenses as a percentage of net sales were 5.7% in the current quarter compared to 5.9% in the second quarter of 1999. For the first six months, distribution expenses were 6.0% of net sales in 2000 versus 5.9% in the prior year. Excluding Tire Kingdom, which has lower warehousing and product delivery costs than TBC's wholesale operations, distribution expenses were 6.0% of net sales in the current quarter and 6.2% during the first half of 2000. The increases were largely due to higher fixed costs associated with new distribution facilities, which were opened in the last half of 1999 to better service both franchised dealers and other customers.

         Selling and administrative expenses increased $7.8 million in the second quarter and $9.6 million in the first six months of 2000, compared to the year-earlier levels, due principally to the effect of the Tire Kingdom acquisition. Excluding expenses of Tire Kingdom during the month of June 2000, which totaled $8.0 million, selling and administrative expenses were lower in the current quarter than in the second quarter of 1999. For the first six months, excluding Tire Kingdom, selling and administrative expenses increased $1.7 million due largely to increased compensation expenses in the first quarter, related in part to higher staffing levels.

         The provision for doubtful accounts and notes in the second quarter and first six months of 1999 was greater than in the current periods, due to a $4.6 million charge associated with a note receivable from a former distributor which had been the subject of litigation since 1989. Excluding the impact of that charge, the provision for doubtful accounts and notes decreased by $93,000 in the current quarter and $183,000 in the first six months of 2000 compared to the year-earlier levels.

         Interest expense increased $1.1 million in the second quarter and $1.4 million in the first half of 2000 compared to the same periods in 1999. Interest related to short-term borrowings increased $1.2 million in the current quarter and $1.6 million in the first six months of 2000, while interest on long-term borrowings declined versus the year-earlier levels. The greater interest associated with short-term borrowings was attributable to the combined effects of higher borrowing levels and higher interest rates, both of which were affected somewhat by the Tire Kingdom acquisition. The reduction in interest on long-term borrowings was due to lower long-term debt than in the year-earlier periods.

         Net other income was greater in the second quarter and first six months of 2000 than in the year-earlier periods, due primarily to improvements in the equity in results from the Company's joint ventures and to increased interest income from customers.

           The Company's effective tax rate was 38.9% in the current quarter compared to 42.0% in the second quarter of 1999. For the first six months, the effective tax rate was 39.2% in 2000 compared to 40.3% in 1999. The decreases were largely related to changes in the tax provision associated with the equity in results from joint ventures, as well as reductions in the impact of state income taxes.

           Earnings per share in the second quarter and first six months of 1999 included the net impact of the previously-mentioned $4.6 million charge associated with a note receivable which had been the subject of litigation since 1989. The net impact of that charge on 1999 earnings per share was $.13. Excluding the effect of such charge, earnings per share was unchanged in the second quarter and first six months of 2000, compared to the results in the same periods of 1999.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

             The Company does not consider its exposure to market risk to be material.

PART II.     OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders

             At the Company's Annual Meeting of Stockholders held on April 26, 2000, the 2000 Stock Option Plan (the "Plan") was approved by stockholders and Messrs. Marvin E. Bruce, Lawrence C. Day, and Robert H. Dunlap were elected as directors of the Company for a term expiring at the 2003 Annual Meeting of Stockholders.

             The number of shares of Common Stock voted in conjunction with the approval of Plan were as follows: 17,472,226 shares were voted in favor of the Plan, 1,450,839 were voted against the Plan and 313,355 shares were abstained from voting for approval of the Plan. The number of shares voted for each director and the number of shares with respect to which authority to vote was withheld were as follows: 18,967,330 shares were voted for Mr. Bruce and authority to vote 269,090 shares for Mr. Bruce was withheld; 19,051,709 shares were voted for Mr. Day and authority to vote 184,711 shares for Mr. Day was withheld; 18,966,730 shares were voted for Mr. Dunlap and authority to vote 269,690 shares for Mr. Dunlap was withheld.

Item 6.      Exhibits and Reports on Form 8-K

             (a)    Exhibits - See Index to Exhibits

             (b)    Reports on Form 8-K.

                    During the quarter ended June 30, 2000, the Company filed two Current Reports on Form 8-K, each dated June 5, 2000:

                        The first Current Report on Form 8-K was filed on June 8, 2000 and provided under Item 5, "Other Events", information with respect to a Press release, facts-in-brief, and 1999 Pro Forma Financial Statements relating to TBC's acquisition of Tire Kingdom, Inc. The text of these documents was filed by TBC as Exhibit 99.1 to this Form 8-K.

                        The second Current Report on Form 8-K was filed on June 20, 2000, and provided under Item 2, "Acquisition or Disposition of Assets", required information with respect to the Tire Kingdom, Inc. acquisition. The financial statements and pro forma financial information required by Item 7 were not included in the Report, but will be filed no later than August 21, 2000. The Agreement and Plan of Merger, dated as of June 2, 2000, relating to the Tire Kingdom, Inc. acquisition was filed as Exhibit 2.1 to this Form 8-K.

                         SIGNATURE
                         ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TBC CORPORATION


August 21, 2000                             By    /s/ Ronald E. McCollough
---------------                                   ------------------------
                                                  Ronald E. McCollough
                                                  Executive Vice President,
                                                    Chief Financial Officer
                                                    and Treasurer



                     INDEX TO EXHIBITS
                     -----------------

                                                                                Located at
                                                                               Sequentially
Exhibit No.               Description                                          Numbered Page
-----------               -----------                                          -------------
    (2)        PLAN OF ACQUISITION, REORGANIZATION,
               ARRANGEMENT, LIQUIDATION OR SUCCESSION:

    2.1        Agreement and Plan of Merger, dated as of June 2, 2000,
               by and among TBC Corporation, TBC Retail Enterprises,
               Inc., TKI Holdings, Inc. and Certain Stockholders of TKI
               Holdings, Inc. (filed as Exhibit 2.1 to TBC's Current
               Report on Form 8-K, dated June 5, 2000 and filed on
               June 20,  2000) . . . . . . . . . . . . . . . . . . . . . . .. . . . . *

    (4)        INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
               HOLDERS, INCLUDING INDENTURES:

    4.1        Amendment No. 4, dated as of June 2, 2000, to the Note
               Purchase and Private Shelf Agreement, dated July 10, 1996, as amended, between TBC Corporation and The Prudential
               Insurance Company of America  . . . . . . . . . . . . . . . . . . . .  15















* Indicates that the Exhibit is incorporated by reference into this Quarterly Report on Form 10-Q from a previous filing with the Commission.