Form 10-Q
period 2000-09-30
TBC CORP
filed 2000-10-31
CIK 718449

CONFORMED
                                                                      ---------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X
------ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR


------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-11579

                                 TBC CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                         31-0600670
-------------------------------                      -----------------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

     4770 Hickory Hill Road
      Memphis, Tennessee                                        38141
   -----------------------                                   -----------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code: (901) 363-8030



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

21,228,765 Shares of Common Stock were outstanding as of September 30, 2000.


                   INDEX TO EXHIBITS at page 13 of this Report
                   -----------------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                     ASSETS

                                                     September 30,  December 31,
                                                             2000         1999
                                                         ----------    ---------
CURRENT ASSETS:                                          (Unaudited)

      Cash and cash equivalents                            $  2,089     $  1,273

      Accounts and notes  receivable,  less
         allowance for doubtful  accounts of
         $8,037 on September 30, 2000 and
         $7,751 on December 31, 1999:
              Related parties                                19,294        9,546
              Other                                         110,564       75,756
                                                           --------     --------

              Total accounts and notes receivable           129,858       85,302

      Inventories                                           157,695      138,054
      Refundable federal and state income taxes               3,088        3,306
      Deferred income taxes                                  12,395        6,079
      Other current assets                                   10,555       15,553
                                                           --------     --------

              Total current assets                          315,680      249,567
                                                           --------     --------

PROPERTY, PLANT AND EQUIPMENT, AT COST:

      Land and improvements                                   8,088        8,129
      Buildings and leasehold improvements                   30,387       27,330
      Furniture and equipment                                48,776       35,124
                                                           --------     --------
                                                             87,251       70,583
      Less accumulated depreciation                          30,210       25,269
                                                           --------     --------

              Total property, plant and equipment            57,041       45,314
                                                           --------     --------


TRADEMARKS, NET                                              16,100       16,437
                                                           --------     --------


GOODWILL, NET                                                49,856       18,018
                                                           --------     --------


OTHER ASSETS                                                 23,202       19,037
                                                           --------     --------


TOTAL ASSETS                                               $461,879     $348,373
                                                           ========     ========



          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     September 30,  December 31,
                                                             2000         1999
                                                         ----------    ---------
CURRENT LIABILITIES:                                     (Unaudited)

      Outstanding checks, net                             $  5,673      $  5,170

      Notes payable to banks                               107,027        63,762

      Current portion of long-term debt
         and capital lease obligations                       6,940         6,514

      Accounts payable, trade                               78,440        40,417

      Other current liabilities                             41,171        20,035
                                                          --------      --------

              Total current liabilities                    239,251       135,898
                                                          --------      --------


LONG-TERM DEBT AND CAPITAL LEASE
   OBLIGATIONS, LESS CURRENT PORTION                        40,636        47,000
                                                          --------      --------


NONCURRENT LIABILITIES                                       5,388         1,420
                                                          --------      --------


DEFERRED INCOME TAXES                                        5,706         7,673
                                                          --------      --------


STOCKHOLDERS' EQUITY:

      Common stock,  $.10 par value,
         shares issued and  outstanding -
         21,229 on September 30, 2000 and
         21,182 on December 31, 1999                         2,123         2,118

      Additional paid-in capital                             9,894         9,639

      Retained earnings                                    158,881       144,625
                                                          --------      --------

              Total stockholders' equity                   170,898       156,382
                                                          --------      --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $461,879      $348,373
                                                          ========      ========



          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)

                                   (Unaudited)

                                                    Three Months               Nine Months
                                                 Ended September 30,        Ended September 30,
                                                 --------------------      --------------------
                                                   2000         1999        2000          1999
                                                ---------    ---------    ---------    ---------

NET SALES *                                     $ 267,883    $ 210,469    $ 651,706    $ 560,335
                                                ---------    ---------    ---------    ---------

COSTS AND EXPENSES:

    Cost of sales                                 205,608      173,221      515,855      462,153
    Distribution                                   13,422       12,588       36,370       33,203
    Selling and administrative                     37,085       12,340       68,737       34,354
    Provision for doubtful accounts and notes         286          128          693        5,307
    Interest expense                                3,453        1,994        8,355        5,481
    Other (income) expense - net                     (683)        (514)      (1,739)      (1,118)
                                                ---------    ---------    ---------    ---------

               Total costs and expenses           259,171      199,757      628,271      539,380
                                                ---------    ---------    ---------    ---------


INCOME BEFORE INCOME TAXES                          8,712       10,712       23,435       20,955

PROVISION FOR INCOME TAXES                          3,410        4,155        9,179        8,282
                                                ---------    ---------    ---------    ---------

NET INCOME                                      $   5,302    $   6,557    $  14,256    $  12,673
                                                =========    =========    =========    =========


EARNINGS PER SHARE -
    Basic and diluted                           $     .25    $     .31    $     .67    $     .60
                                                =========    =========    =========    =========





   * Including sales to related parties of $23,707 and $23,141 in the three months ended September 30, 2000 and 1999, respectively and $65,164 and $59,263 in the nine months ended September 30, 2000 and 1999.


          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                           CONSOLIDATED STATEMENTS OF

                              STOCKHOLDERS' EQUITY

                                 (In thousands)

                                   (Unaudited)


                                             Common Stock
                                          -------------------   Additional
                                          Number of              Paid-In       Retained
                                            Shares     Amount    Capital       Earnings      Total
                                          ----------   ------   -----------    --------    ---------
Nine Months Ended
    September 30, 1999
    ------------------

BALANCE, JANUARY 1, 1999                  21,172    $   2,117    $   9,540    $ 126,774    $ 138,431

   Net income for period                                                         12,673       12,673

   Issuance of common stock under
     stock option and incentive plan          23            2           95         --             97

  Repurchase and retirement
     of common stock                         (13)          (1)          (6)         (88)         (95)

   Tax benefit from exercise of
     stock options                          --           --             10         --             10
                                       ---------    ---------    ---------    ---------    ---------

BALANCE, SEPTEMBER 30, 1999               21,182    $   2,118    $   9,639    $ 139,359    $ 151,116
                                       =========    =========    =========    =========    =========



Nine Months Ended
    September 30, 2000
    ------------------

BALANCE, JANUARY 1, 2000                  21,182    $   2,118    $   9,639    $ 144,625    $ 156,382

  Net income for period                                                          14,256       14,256

  Issuance of common stock
     under stock option and
     incentive plan, net                      47            5          255         --            260
                                       ---------    ---------    ---------    ---------    ---------


BALANCE, SEPTEMBER 30, 2000               21,229    $   2,123    $   9,894    $ 158,881    $ 170,898
                                       =========    =========    =========    =========    =========



          See accompanying notes to consolidated financial statements.

                                                  TBC CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (In thousands)

                                                    (Unaudited)

                                                                   Nine Months Ended
                                                                     September  30,
                                                                 ----------------------
                                                                    2000         1999
                                                                 ---------    ---------
Operating Activities:
   Net income                                                     $ 14,256    $ 12,673

   Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation                                                6,704       5,271
         Amortization                                                1,322         824
         Provision for doubtful accounts and notes                     693       5,307
         Loss on sale of fixed assets                                    2        --
         Deferred income taxes                                         549        (591)
         Equity in (earnings) loss from joint ventures                (216)        142
         Changes in operating assets and liabilities,
           net of effect of acquisition:
             Receivables                                           (35,755)    (26,423)
             Inventories                                             8,797     (18,430)
             Other current assets                                    7,881      (5,094)
             Other assets                                           (1,474)       (485)
             Accounts payable, trade                                14,197      20,340
             Federal and state income taxes
                refundable or payable                                  236         419
             Other current liabilities                              (2,472)      3,912
             Noncurrent liabilities                                    155      (1,392)
                                                                  --------    --------

         Net cash provided by (used in) operating activities        14,875      (3,527)
                                                                  --------    --------

Investing Activities:
   Purchase of property, plant and equipment                        (8,842)    (12,306)
   Acquisition of Tire Kingdom, Inc., net of cash acquired         (43,404)       --
   Investments in joint ventures, net of distributions received        107         (75)
   Proceeds from asset dispositions                                    947        --
   Other                                                              --           325
                                                                  --------    --------

         Net cash used in investing activities                     (51,192)    (12,056)
                                                                  --------    --------

Financing Activities:
   Net bank borrowings under short-term
      borrowing arrangements                                        43,265      11,931
   Increase in outstanding checks, net                                 503      11,605
   Payments on long-term debt and capital lease obligations         (6,635)     (7,659)
   Issuance of common stock under stock option
       and incentive plans                                            --            67
   Repurchase and retirement of common stock                          --           (95)
                                                                  --------    --------

         Net cash provided by (used in) financing activities        37,133      15,849
                                                                  --------    --------

Change in cash and cash equivalents                                    816         266

Cash and cash equivalents:
   Balance - Beginning of year                                       1,273       1,699
                                                                  --------    --------
   Balance - End of period                                        $  2,089    $  1,965
                                                                  ========    ========

                                                  TBC CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (In thousands)

                                                    (Unaudited)


                                                                          Nine Months Ended
                                                                            September 30,
                                                                       ------------------------
                                                                          2000           1999
                                                                       ---------      ---------

Supplemental Disclosures of Cash Flow Information:
   Cash paid for - Interest                                            $  7,534        $  5,464
                     - Income Taxes                                       8,394           8,454

Supplemental Disclosure of Non-Cash Financing Activity:
   Tax benefit from exercise of stock options                                -               10
   Issuance of restricted stock under stock incentive plan                  260              30

Supplemental Disclosure of Non-Cash Investing
  and Financing Activities:
   Effective  June 1,  2000,  the  Company  completed  the
   acquisition  of Tire Kingdom, Inc. for a total purchase
   price of $45,000, less certain adjustments and plus
   applicable  closing costs.  The acquisition was accounted
   for under the purchase method, as follows:
         Estimated fair value of assets acquired                         62,584
         Goodwill                                                        32,764
         Cash paid, net of cash acquired                                (43,404)
                                                                       --------
         Liabilities assumed                                            $51,944
                                                                        =======


















          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Financial Statement Presentation
         --------------------------------

                  The December 31, 1999 balance sheet was derived from audited financial statements. The consolidated balance sheet as of September 30, 2000, and the consolidated statements of income, stockholders' equity and cash flows for the periods ended September 30, 2000 and 1999, have been prepared by the Company, without audit. It is Management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2000 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report.

2.       Earnings Per Share
         ------------------

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

                                                      Three Months Ended               Nine Months Ended
                                                          September 30,                   September 30,
                                                       ----------------------         ----------------------
                                                         2000          1999             2000           1999
                                                       -------        -------         -------         ------
           Weighted average common
               shares outstanding                      21,228         21,178          21,215          21,175

           Common share equivalents                         2             16               1              14
                                                       -------        -------       ----------      ---------

           Weighted average common shares
               and equivalents outstanding             21,230         21,194          21,216          21,189
                                                       ======         ======          ======          ======

3.   Acquisition of Tire Kingdom, Inc.
     ---------------------------------

                  On June 5, 2000, the Company acquired Tire Kingdom, Inc. ("Tire Kingdom"), a privately-owned company which operates 149 retail tire centers in the southeastern United States. The acquisition was effective June 1, 2000 for accounting purposes and was completed by means of a merger of a wholly-owned subsidiary of TBC with and into TKI Holdings, Inc., which owned 100% of the capital stock of Tire Kingdom. The acquisition was accounted for as a purchase and was made with cash, for a total purchase price of $45,000,000 less certain adjustments. These consolidated financial statements include the operating results of Tire Kingdom since June 1, 2000.

                  The following unaudited pro forma information (adjusted for items such as interest on required borrowings, estimated amortization of goodwill, improved sourcing strength, and anticipated operating synergies) was prepared as if the companies had been combined prior to 1999. The pro forma results for 1999 exclude an after-tax charge by TBC of $2.8 million, or $0.13 per share, related to the write-off of a note receivable that had been the subject of litigation since 1989. This unaudited pro forma information does not purport to present what actual results of operations would have been or to project results for any future period. Pro forma net sales were $747,626,000 and $729,089,000 for the nine months ended September 30, 2000 and 1999, respectively. Pro forma net income was $14,580,000 in the first nine months of 2000 and $16,034,000 in the year-earlier period. Pro forma earnings per share were $.69 and $.76 in the first nine months of 2000 and 1999, respectively.

4.   Credit Facilities
     -----------------

                  In order to complete the acquisition of Tire Kingdom, the Company's short-term credit facility was amended in June 2000 to allow the Company to borrow up to $133,000,000, with interest at the eurodollar or federal funds rate plus 1.75%. The amended short-term facility requires the payment of certain fees and contains certain amended financial covenants and restrictions. Certain of the covenant requirements associated with both the short-term credit facility and long-term Senior Notes were not met and were waived by the respective lenders as of and for the quarter ended September 30, 2000.

Item 2.     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations
            -------------------------

Financial Condition
-------------------

         On June 5, 2000, the Company completed the acquisition of Tire Kingdom, Inc. (see Note 3 to the consolidated financial statements). As a result, additional short-term borrowings were incurred and there were significant changes in a number of other balance sheet items between December 31, 1999 and September 30, 2000. The Company's financial position at September 30, 2000 included working capital of $76.4 million.

         Current accounts and notes receivable increased by $44.6 million compared to the level at the end of 1999, due principally to seasonal sales fluctuations as well as the impact of the Tire Kingdom acquisition. The increases in inventory, property, plant and equipment, goodwill, other assets and other current liabilities were primarily due to the acquisition of Tire Kingdom.

         The net total owed to banks and vendors, consisting of the combined balances of cash and cash equivalents, outstanding checks, notes payable to banks and accounts payable, increased by $81.0 million from December 31, 1999 to September 30, 2000. This increase, together with cash generated from operations, enabled the Company to fund the Tire Kingdom acquisition and increased level of receivables. In addition, the Company was able to fund capital expenditures of $8.8 million and reduce long-term debt and capital lease obligations by $6.6 million during the first nine months of 2000.

         As indicated in Note 4 to the financial statements, in June 2000, the Company amended its short-term borrowing agreement to allow the Company to borrow up to $133 million.

Results of Operations
---------------------

         As a result of the Company's acquisition of Tire Kingdom, Inc. in June 2000 (see Note 3 to the consolidated financial statements), there are a number of significant changes in income statement items between the periods ended September 30, 2000 and the year-earlier periods.

         Net sales increased 27.3% during the third quarter and 16.3% during the first nine months of 2000 compared to the year-earlier levels. Sales of tires accounted for approximately 87% of total sales during the current quarter versus 94% in the third quarter of 1999. For the first nine months, tires accounted for 90% of total sales in 2000 and 93% in the year-earlier period. Unit tire shipments increased 12.0% in the third quarter and 7.8% in the first nine months, compared to the year-earlier results. The average tire sales price increased 6.3% in the current quarter and 4.1% in the year-to-date period, compared to the levels in the same periods of 1999. Both the increased unit tire volume and higher average tire sales price were due largely to the Tire Kingdom acquisition. The retail business conducted by Tire Kingdom also influenced the percentage of total sales attributable to tires, since the revenue from mechanical services performed by the Tire Kingdom stores is included in non-tire sales.

         Excluding the results of Tire Kingdom, unit tire volume declined 3.4% in the third quarter and increased 0.3% in the year-to-date period, and the average tire sales price increased 1.0% in the current quarter and 1.4% in the nine-month period. Industrywide pricing pressures, prevalent throughout most of the last several years, continued through the first nine months of 2000, and the Company's results were also affected by changes in the customer mix.

         Cost of sales as a percentage of net sales decreased from 82.3% in the third quarter of 1999 to 76.8% in the current quarter. For the year-to-date period, cost of sales declined from 82.5% in 1999 to 79.2% in 2000. The reductions were due largely to the impact of the Tire Kingdom acquisition, since the gross margin percentages on Tire Kingdom's retail sales are generally higher than on sales to the Company's other customers. Excluding the impact of Tire Kingdom, the cost of sales as a percentage of net sales was 83.1% in the current quarter and 82.4% in the first nine months of 2000. The increased cost of sales percentage in the current quarter was due in part to a reduction in certain volume-based discounts from suppliers, since the Company reduced purchases in an effort to lower inventories. The higher cost of sales percentage also reflected industrywide competitive pressures.

         Distribution expenses as a percentage of net sales were 5.0% in the current quarter compared to 6.0% in the third quarter of 1999. For the first nine months, distribution expenses were 5.6% of net sales in 2000 versus 5.9% in the prior year. Excluding Tire Kingdom, which has lower warehousing and product delivery costs than TBC's wholesale operations, distribution expenses were 5.9% of net sales in the current quarter and 6.1% during the first nine months of 2000.

         Selling and administrative expenses increased $24.7 million in the third quarter and $34.4 million in the first nine months of 2000, compared to the year-earlier levels, due principally to the Tire Kingdom acquisition. The expenses for Tire Kingdom totaled $25.5 million in the current quarter and $33.5 million in the year-to-date period and included payroll and operating costs for their retail stores in addition to their other selling and administrative expenses. Excluding Tire Kingdom's expenses, selling and administrative expenses were down 6.5% in the current quarter compared to the third quarter of 1999. For the nine-month period, excluding Tire Kingdom, selling and administrative expenses increased 2.5%, due largely to increased compensation expenses in the first quarter associated with higher staffing levels.

         The provision for doubtful accounts and notes in the first nine months of 1999 was greater than in the current year-to-date period, due to a $4.6 million charge associated with a note receivable from a former distributor which had been the subject of litigation since 1989. Excluding that charge and the impact of Tire Kingdom on current quarter and year-to-date results, the provision for doubtful accounts and notes decreased compared to the year-earlier levels.

         Interest expense increased $1.5 million in the third quarter and $2.9 million in the first nine months of 2000 compared to the same periods in 1999. The increases were attributable to the combined effects of higher short-term borrowing levels and higher interest rates, both of which were significantly affected by the Tire Kingdom acquisition (see Note 4 to the financial statements).

         Net other income was greater in the third quarter and first nine months of 2000 than in the year-earlier periods, due primarily to improvements in the equity in results from the Company's joint ventures and to increased interest income from customers.

         The Company's effective tax rate did not change significantly between periods. In the current quarter, the effective tax rate was 39.1% compared to 38.8% in the third quarter of 1999. During the first nine months, the rate was 39.2% in 2000 versus 39.5% in 1999.

         Earnings per share in the first nine months of 1999 included a charge of $.13 from the net impact of the previously-mentioned $4.6 million charge associated with a note receivable which had been the subject of litigation since 1989.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk
                  ----------------------------------------------------------

            The Company does not consider its exposure to market risk to be material.

PART II.          OTHER INFORMATION
                  -----------------

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

             (a)    Exhibits - See Index to Exhibits

             (b)    Reports on Form 8-K.

                    During the quarter ended September 30, 2000, the Company filed a report on Form 8-K/A-1, in conjunction with a Current Report on Form 8-K dated June 5, 2000 and filed on June 20, 2000. Such Form 8-K/A-1 provided required information with respect to TBC's acquisition of Tire Kingdom, Inc., including financial statements and pro forma financial information required by Item 7.





                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TBC CORPORATION


October 31, 2000                          By    /s/ Ronald E. McCollough
----------------                                ------------------------
                                                Ronald E. McCollough
                                                Executive Vice President,
                                                  Chief Financial Officer
                                                  and Treasurer

                                INDEX TO EXHIBITS
                                -----------------

                                                                               Located at
                                                                              Sequentially
Exhibit No.                               Description                         Numbered Page
-----------                               -----------                         -------------

    (10)       MATERIAL CONTRACTS

               Material Contracts and Compensatory Plans or Arrangements
               ---------------------------------------------------------

    10.1       TBC Corporation 2000 Stock Option Plan was filed as
               Exhibit 4.3 to TBC Corporation Registration Statement
               on Form S-8 filed on October 27, 2000. . . . . . . . . . .. . .      *




















------------------------------------------


* Indicates that the Exhibit is incorporated by reference into this Quarterly Report on Form 10-Q from a previous filing with the Commission.