Form 10-K
period 2000-12-31
TBC CORP
filed 2001-03-30
CIK 718449

CONFORMED
                                                                      ---------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
------
              SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                             -----------------

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

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
             Title of each class                     on which registered
          -------------------------                  -------------------
                 None                                        None

Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                   INDEX TO EXHIBITS at page 42 of this Report
                   -----------------

Aggregate market value of  outstanding  shares of Common
      Stock,  par value $.10, held by  non-affiliates of
      the Company on December 31, 2000 (for purposes of
      this calculation,  1,803,263 shares beneficially
      owned by directors and executive officers of the
      Company were treated as being held by affiliates
      of the Company) ............................................   $87,308,009


Number of shares of Common Stock, par value $.10,
      outstanding at the close of business on December 31, 2000  .....20,939,265






                       DOCUMENT INCORPORATED BY REFERENCE
                       ----------------------------------

TBC Corporation's Proxy Statement for its Annual Meeting of Stockholders to be held on April 25, 2001. Definitive copies of the Proxy Statement will be filed with the Commission within 120 days after the end of the Company's fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

                       ----------------------------------

                                     PART I

Item 1. BUSINESS
        --------

           TBC Corporation's business began in 1956 under the name Cordovan Associates, Incorporated. The Company was incorporated in Delaware in 1970 under the name THE Tire and Battery Corporation. In 1983, the Company changed its name to TBC Corporation.

           TBC and its wholly-owned subsidiaries are principally engaged in the marketing and distribution of tires in the automotive replacement market. The Company believes it is the largest independent marketer/distributor of private brand replacement tires in the United States.

           Until 2000, substantially all of the Company's business consisted of the wholesale distribution of tires. In June 2000, the Company acquired Tire Kingdom, Inc. ("Tire Kingdom"), which operates retail tire and automotive service centers in the southeastern United States. This acquisition represented the Company's first significant entry into the retail distribution of tires. As a result of the Tire Kingdom acquisition, the Company's financial statements now include information about two reportable segments: wholesale tire distribution and retail tire distribution. See Note 13 to the consolidated financial statements included in this Report.

           Unless the context indicates otherwise, the term "Company" refers to TBC Corporation and its subsidiaries, taken as a whole.

Wholesale Tire Distribution
---------------------------

           The wholesale tire distribution segment of the Company's business (the Company's "Wholesale Business") consists of all of the Company's operations, other than the retail business conducted by Tire Kingdom. During 2000, the Company's Wholesale Business included sales of the Company's proprietary Cordovan(R), Multi-Mile(R) and Sigma(R) brand tires marketed through a network of distributors who operate under written distributor agreements with the Company. These distributors resell the Company's products to retailers or through retail outlets primarily consisting of independent tire dealers. In addition, the Company's Wholesale Business included sales by Big O Tires, Inc., the Company's wholly-owned subsidiary ("Big O"), of its proprietary Big O(R) brand tires and other tires.

           Tires marketed under the Company's proprietary brand trademarks are manufactured for the Company by leading manufacturers. The Company's Cordovan(R), Multi-Mile(R), Sigma(R) and Big O(R) brand lines of tires are four of the most complete lines in the replacement tire market for automobiles, light trucks and sport utility vehicles. The Company also distributes tires under other brands for automobile, truck, sport utility vehicle, farm, industrial, recreational and other applications.

           Big O franchises retail tire and automotive service stores located primarily in the western and midwestern United States and sells Big O(R) brand tires and other tires to these franchisees. At December 31, 2000, the Company had a total of 462 Big O stores, including 436 franchisee-owned stores, 16 stores owned by joint ventures in which the Company has an equity interest, and 10 stores owned by the Company. Big O products are also sold by Big O to 30 unaffiliated retail stores in British Columbia, Canada. Big O franchise agreements grant a ten-year license to sell Big O brand tires and to use Big O trademarks and trade secrets in the operation of a retail store at a specific location within a defined trade area. With the exception of retail tire stores converting to the Big O franchise system, each franchisee is required to pay an initial franchise fee. All franchisees are required to pay monthly royalty fees.

Retail Tire Distribution
------------------------

           The retail tire distribution segment of the Company's business (the Company's "Retail Business") consists of the retail operations conducted by Tire Kingdom.

           At the end of 2000, Tire Kingdom operated a total of 163 retail tire and automotive service centers in the southeastern United States, an increase of 15 stores compared to the 148 Tire Kingdom stores which were in operation when the Company acquired Tire Kingdom in June 2000. Tire Kingdom markets a broad selection of tires under nationally-advertised brands and private brands, including the Company's own Sigma(R) brand. Tire Kingdom's retail centers provide full service tire replacement including tire balancing, wheel alignment, extended service programs and warranties, and also perform maintenance and mechanical services such as brake repairs, suspension system replacement, and oil changes.

Products and Suppliers
----------------------

           Sales of tires accounted for approximately 89% of the Company's total sales in 2000, 93% in 1999, and 95% in 1998. The remainder of the Company's sales include tubes, wheels, and other products for the automotive replacement market. In 2000, sales also included tire and mechanical services rendered by Tire Kingdom during the seven months following its acquisition.

           The Company purchases its products, in finished form, from a number of major rubber companies and other suppliers to the automotive replacement market. In the case of tires bearing the Company's trademarks, the Company owns many of the molds in which they are made.

           The Goodyear Tire & Rubber Company manufactured more than half of the tires purchased by the Company in 2000, pursuant to a supply agreement entered into in 1977 and a 10-year commitment signed in 1994. This ongoing supply relationship began in 1963 with The Kelly-Springfield Tire Company as the supplier. Kelly-Springfield later became a wholly-owned subsidiary of Goodyear and was ultimately merged into Goodyear in December 1996. The Company also has a 10-year supply agreement, signed in 1994, with Cooper Tire and Rubber Company, its second-largest supplier. In addition, the Company has written contracts with certain other suppliers.

           From time to time, the tire industry has faced shortages affecting the availability of particular sizes of tires, for reasons such as production difficulties, labor unrest, and recalls. As an example, as a result of the Firestone ATX Wilderness tire recalls during 2000, tires were not immediately available in sufficient quantities to replace all recalled tires. While the Company has not been immune from difficulties in purchasing products in quantities desired, the Company believes that its long-term relationships with its primary suppliers have been beneficial in minimizing the impact of any shortages existing in the industry. Despite the Company's past experiences, if either of its two largest suppliers significantly curtailed its manufacturing for the Company or if tires from either supplier were unavailable, the Company's business would be adversely affected pending the establishment of new, alternate suppliers. There are, however, a number of other large tire manufacturers on a worldwide basis.

Trademarks
----------

           In addition to its Cordovan(R), Multi-Mile(R), Sigma(R), Big O(R) and Tire Kingdom(R) trademarks, the Company also holds federal registrations for trademarks such as Grand Prix(R), Grand Am(TM), Grand Spirit(R), Wild Spirit(R), Aqua Flow(R), Wild Country(R), Wild Trac(R), Supreme(TM), Stampede(R), Power King(R), Harvest King(R), Big Foot(R), Legacy(R), Prestige(R), and Sun Valley(R).

           The ability to offer products and services under established trademarks represents an important marketing advantage in the automotive replacement industry, and the Company regards its trademarks as valuable assets of its business.

Customers
---------

           The Company's ten largest customers (all in its Wholesale Business) accounted for 24% of the Company's consolidated sales in 2000. No customer individually accounted for 10% or more of the Company's consolidated sales in 2000.

           The loss of any major customer in the Wholesale Business could have a material adverse effect upon this segment and the Company's business as a whole, pending the establishment of a replacement customer to market the Company's products. See Note 2 to the consolidated financial statements and Item 13 of this Report for additional information concerning major customers.

           Sales to domestic customers represented 95% of the Company's consolidated sales in 2000, 96% in 1999, and 95% in 1998. The remainder of the Company's sales was attributable to customers located outside the United States, principally in Mexico and Canada.

Seasonality and Inventory
-------------------------

           The Company normally experiences its highest level of sales in the third quarter of each year, with the first quarter exhibiting the lowest level. Since 1996, first quarter sales have represented, on the average, approximately 21% of annual sales; the second quarter and third quarters approximately 24% and 29%, respectively; and the fourth quarter approximately 26%. These levels represent the Company's experience in that part of its business which is now in the Wholesale Business segment; however, the Company does not expect the seasonality in its Retail Business segment to be materially different.

           Orders for the Company's products, except for those sold in the Retail Business segment, are usually placed with the Company by computer, facsimile, or telephone. These orders are filled either out of the Company's inventory or by direct shipment to the customer from the manufacturers' plants at the Company's request.

           Since customers look to the Company to fulfill their needs on short notice, the Company maintains a large inventory of tires and other products, both for its Wholesale Business and its Retail Business segments. Average inventories, based on quarter-end levels on hand and in transit, were $160.3 million during 2000. The Company's inventory turn rate (cost of sales, including the cost of direct shipments from manufacturers to customers, divided by average inventory) was 4.4 for 2000.

Competition
-----------

           The industry in which the Company operates is highly competitive. In the case of the Company's Wholesale Business, many of the Company's competitors are significantly larger and have greater financial and other resources than the Company. These competitors include the Company's own suppliers and other tire manufacturers, other wholesale tire distributors, as well as mass merchandisers and retailers with sufficient purchasing power to command wholesale prices.

           The Company believes its Wholesale Business is able to compete successfully because of its ability to offer quality products under proprietary brand names, its efficient distribution systems, its good relationships with distributors, franchisees, and suppliers, and its established presence in the markets it serves.

           Competition in retail replacement tire sales is based primarily upon market presence in a specific geographic area. In the case of the Company's Retail Business, Tire Kingdom had 145 retail stores in Florida as of December 31, 2000 and is one of the leading tire retailers in the State of Florida. Its market position outside the State of Florida varies depending upon the location. Competitors include stores operated by tire manufacturers, other retail outlets such as warehouse clubs, chains and mass merchandisers, and other independent tire dealers, some of whom are customers or who buy from customers of the Company's Wholesale Business.

Employees
---------

           As of December 31, 2000, the Company employed approximately 2,900 persons, of which approximately 2,000 were employed by Tire Kingdom. None of the Company's employees are represented by a union, and the Company considers its employee relations to be satisfactory.

Item 2.  PROPERTIES
         ----------

           TBC Corporation's executive offices are located in Memphis, Tennessee, along with two of its warehouse distribution facilities. The Company has a total of 33 warehouse distribution facilities, totaling approximately 3.6 million square feet, located in 14 states across the United States. The Company owns its executive office building and four of its distribution facilities. The remainder of the distribution facilities, totaling approximately 2.9 million square feet, are leased. All of the stores operated by Big O are leased.

           Approximately 205,000 square feet of the Company's warehouse distribution facilities are utilized for the Company's Retail Business. In addition, all of the retail tire and service centers operated by Tire Kingdom are leased.

Item 3.  LEGAL PROCEEDINGS
         -----------------

           The Company is involved in various legal proceedings which are routine to the conduct of its business, none of which is believed to be material to the Company. Some of these proceedings involve personal injury lawsuits based upon alleged defects in products sold by the Company. The Company believes that in substantially all such product liability cases, it is covered by its manufacturers' indemnity agreements or product liability insurance. The Company also maintains its own product liability insurance, as well as coverage for damages, workmanship and repairs relative to its retail operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

           None.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

           The table which follows presents certain information concerning the executive officers of the Company. The term of office of all executive officers of the Company is until the next Annual Meeting of Directors (April 25, 2001) or until their respective successors are elected.

                                                 Capacities in which
                                                   Individual Serves
      Name               Age                          the Company
      ----               ---                      -------------------

Lawrence C. Day           51         President and Chief Executive Officer

Thomas W. Garvey          46         Executive Vice President, Chief Financial
                                     Officer and Treasurer

Kenneth P. Dick           54         Executive Vice President, Sales

Larry D. Coley            43         Vice President, Corporate Controller and
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

     Mr. Garvey has been Executive Vice President, Chief Financial Officer and Treasurer of the Company since January 2001. From 1993 to January 2001, Mr. Garvey was Executive Vice President and Chief Financial Officer of Tire Kingdom, which TBC acquired in June 2000. Prior to joining Tire Kingdom, Mr. Garvey served as Audit Consultant for Phar-Mor, Inc. and as Executive Vice President and Chief Financial Officer of Fisher Scientific Company.

     Mr. Dick has been the Company's Executive Vice President Sales since April 2000. From 1988 until his election as Executive Vice President, Mr. Dick served as Senior Vice President Sales of the Company. From 1982 until 1988, Mr. Dick was the Company's Vice President of Sales. Mr. Dick joined the Company in 1971 and served in a number of sales management positions prior to his election as Vice President.

     Mr. Coley has been a Vice President of the Company since 1993 and Corporate Controller and Assistant Secretary since April 1999. Mr. Coley was Controller of the Company from 1989 to April 1999. Mr. Coley joined the Company in 1984 and served in a number of financial management positions prior to his election as Controller.

                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           -------------------------------------------------
           STOCKHOLDER MATTERS
           -------------------

       The Common Stock of the Company is traded on The Nasdaq Stock Market under the symbol TBCC. As of December 31, 2000, the Company had approximately 3,700 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings. Historically, the Company has not paid cash dividends and the Company has no intention to do so in the foreseeable future. In addition, the Company's short-term and long-term credit facilities restrict its ability to declare cash dividends (see Note 6 to the consolidated financial statements).

       The following table sets forth for the periods indicated the high and low sale prices for the Company's Common Stock on the Nasdaq National Market System.

                                                        Price Range
                                                        -----------
                                                    High            Low
                                                    ----            ---

              Quarter ended
              -------------

                03/31/99............                $7.63           $5.50

                06/30/99............                 8.00            5.69

                09/30/99............                 8.38            6.75

                12/31/99............                 7.13            5.44

                03/31/00............                 6.38            4.56

                06/30/00............                 6.25            4.50

                09/30/00............                 6.25            4.25

                12/31/00............                 5.00            3.88

Item 6.    SELECTED FINANCIAL DATA
           -----------------------

          Set forth below is selected financial information of the Company for each year in the five-year period ended December 31, 2000. The selected financial information should be read in conjunction with the consolidated financial statements of the Company and notes thereto which appear elsewhere in this Report. Specific reference should be made to the discussions of the 2000 acquisition of Tire Kingdom, Inc. in Note 3 to the consolidated financial statements and the 1998 acquisition of Carroll's, Inc. in Note 4 to such financial statements. Information regarding the 1996 acquisition of Big O Tires, Inc. was included in Note 4 to the consolidated financial statements included in Form 10-K for the year ended December 31, 1998. The Company did not declare any cash dividends during the five-year period ended December 31, 2000.

                                                                       Year ended December 31,
                                                       ----------------------------------------------------

                                                         2000       1999       1998       1997       1996
                                                       --------   --------   --------   --------   --------
INCOME STATEMENT DATA (1):
--------------------------

Net sales ..........................................   $902,740   $743,050   $646,135   $642,852   $604,585

EBITDA  (2) ........................................     53,456     44,674     40,926     44,984     35,694

Net income .........................................     18,724     17,939     16,894     19,700     15,499

Earnings per share (3) .............................        .88        .85        .75        .84        .65

Average shares and
   equivalents outstanding .........................     21,191     21,189     22,481     23,571     23,840



BALANCE SHEET DATA (1):
-----------------------

Total assets .......................................   $450,633   $348,373   $333,790   $264,948   $253,882

Working capital ....................................    156,644    113,669    108,251    130,414    117,980

Long-term debt .....................................    113,531     47,000     59,653     67,647     69,550

Stockholders' equity ...............................    174,052    156,382    138,431    134,187    119,805




(1)       In thousands, except per share amounts.

(2)       Earnings before interest, income taxes, depreciation and amortization.

(3)       Basic and diluted.

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------

RESULTS OF OPERATIONS

2000 Compared to 1999:
----------------------

              As a result of the Company's acquisition of Tire Kingdom, Inc. ("Tire Kingdom") in June 2000 (see Note 3 to the consolidated financial statements), the Company's financial statements for the year ended December 31, 2000 include information about two business segments: wholesale tire distribution, which includes all of the Company's operations other than the retail business conducted by Tire Kingdom (the "Wholesale Business"); and retail tire distribution, which consists of the Tire Kingdom retail operations (the "Retail Business"). See Note 13 to the consolidated financial statements for segment information. The results of operations for 2000 include results for Tire Kingdom for the seven months following the acquisition and thus there were a number of significant changes in income statement items between the years 2000 and 1999.

              Net sales for 2000 increased 21.5% from the 1999 level. Sales of tires accounted for approximately 89% of total sales in 2000 compared to 93% in 1999. Unit tire shipments increased 11.2% in 2000 and the average tire sales price increased 4.4%, due largely to the addition of tire units sold by Tire Kingdom and the higher percentage of volume represented by retail sales. The addition of the Retail Business also led to a reduction in the percentage of total sales attributable to tires in 2000, because the revenue from mechanical and maintenance services performed by the retail stores is included in non-tire sales. Excluding the results of Tire Kingdom, net sales increased 2.2%, due principally to a 1.5% increase in unit tire volume and a 1.0% increase in the average tire sales price. Industrywide pricing pressures, prevalent throughout most of the last several years, continued throughout 2000.

              Cost of sales as a percentage of net sales decreased from 82.6% in 1999 to 78.0% in 2000, due primarily to the addition of the Retail Business. The gross margin percentages on retail sales are generally higher than on sales by the Company's Wholesale Business. Excluding the impact of Tire Kingdom, the cost of sales as a percentage of net sales was relatively unchanged, at 82.4% in 2000 versus 82.6% in 1999.

              Distribution expenses as a percentage of net sales decreased from 6.2% in 1999 to 5.4% in 2000. Excluding Tire Kingdom, which has lower warehousing and product delivery costs than the Wholesale Business, distribution expenses were 6.1% of net sales in 2000. The 1999 expenses included $1.2 million in expenses connected with a revised logistics plan for the Company's Big O subsidiary. The plan involved the closing of one facility and the opening of four new distribution facilities (see Note 5 to the consolidated financial statements). Excluding the impact of the expenses related to the Big O logistical changes, distribution expenses in 1999 were also 6.1% of net sales.

              Selling, administrative and retail store expenses increased $62.0 million in 2000 compared to 1999, due principally to the effect of the Tire Kingdom acquisition. The expenses for Tire Kingdom totaled $59.9 million during the period following the acquisition and included payroll, operating and service-related costs for the retail stores, in addition to other selling and administrative expenses. Excluding the expenses of Tire Kingdom, selling and administrative expenses in 2000 increased only $2.1 million, or 4.6%, from the 1999 level. Expenses in 2000 included approximately $1.2 million related to certain management restructuring.

              The provision for doubtful accounts and notes in 1999 was greater than in 2000, due to a $4.6 million charge recorded in 1999 in conjunction with a note receivable from a former distributor which had been the subject of litigation since 1989 (see Note 14 to the consolidated financial statements). Excluding that charge and the impact of Tire Kingdom on 2000 results, the provision for doubtful accounts and notes was only 0.13% of net sales in 2000 and 0.07% of net sales in 1999.

              Net interest expense increased $3.7 million from the 1999 level, reflecting a $3.9 million increase related to short-term borrowings and a decline of $217,000 related to long-term borrowings. The greater interest associated with short-term borrowings was due to the combined effects of higher borrowing levels and higher interest rates, both of which were significantly affected by borrowings to fund the Tire Kingdom acquisition. Average short-term borrowings totaled $86.9 million in 2000 compared to $51.0 million in 1999. Average short-term interest rates, which were also affected by overall economic conditions, increased from 6.2% in 1999 to 8.3% in 2000.

              Net other income in 2000 was $2.0  million less than in 1999.  The
1999 total included a net gain of $2.6 million from the sale of a Big O distribution center in conjunction with the previously-mentioned revised logistics plan. (See Note 5 to the consolidated financial statements.) The 2000 total included improved results from joint ventures in which the Company has equity interests.

              The Company's effective tax rate increased from 38.7% in 1999 to 39.7% in 2000, due largely to the impact of non-deductible goodwill associated with the Tire Kingdom acquisition.

              Earnings per share in 2000 totaled $0.88 and included a net charge of $0.04 as a result of the previously-noted management restructuring expenses. Earnings per share in 1999 were $0.85, which included a net charge of $0.10 for the aforementioned $4.6 million note receivable charge, the gain on the sale of the Big O distribution facility and the costs of relocating to four new Big O distribution centers. Excluding the effects of these items, earnings were $0.92 per share in 2000 compared to $0.95 per share in 1999. The decline in year-to-year adjusted earnings was largely associated with the higher interest expense noted above.

1999 Compared to 1998:
----------------------

              As a result of the Company's acquisition of Carroll's, Inc. ("Carroll's") on November 19, 1998 (see Note 4 to the consolidated financial statements), there were a number of significant changes in income statement items between the years 1999 and 1998. Carroll's, a wholesale distributor of tires and automotive products in the Southeast, was the Company's largest customer and also was classified as a related party in the consolidated financial statements prior to the acquisition.

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

              Distribution expenses as a percentage of net sales increased from 5.3% in 1998 to 6.2% in 1999. The 1999 expenses included $1.2 million in expenses connected with a revised logistics plan for Big O, which resulted in the closing of one facility and the opening of four new distribution facilities (see Note 5 to the consolidated financial statements). The remainder of the increase was largely due to the greater labor and warehousing costs associated with servicing the customers of Carroll's compared to much of the Company's other customer base. Excluding the net effect of the Carroll's acquisition and the expenses related to the Big O logistical changes, distribution expenses were 5.3% of net sales in 1999.

              Selling, administrative and retail store expenses increased $9.7 million in 1999 compared to 1998, due largely to the effect of the Carroll's acquisition. (Prior to the acquisition of Tire Kingdom in June 2000, this income statement item included only selling and administrative expenses.) Excluding the expenses of Carroll's, selling and administrative expenses increased $3.0 million, or 8.6%, from the 1998 level due principally to increased retirement and compensation expenses, related in part to higher staffing levels in 1999.

              The increased provision for doubtful accounts and notes was due to the $4.6 million charge recorded in 1999 in conjunction with a note receivable from a former distributor which had been the subject of litigation since 1989. See Note 14 to the consolidated financial statements.

              Net interest expense increased $1.7 million from the 1998 level. Interest related to short-term borrowings increased $2.1 million and interest on long-term borrowings declined $383,000. The greater interest associated with short-term borrowings was due to higher borrowing levels, which more than offset a reduction in borrowing rates compared to the prior year. Short-term borrowings were used in the fourth quarter of 1998 to fund the acquisition of Carroll's for $28.2 million and investments in joint ventures totaling $4.6 million and were thus higher in 1999 than in 1998.

              Net other  income in 1999 was $2.9  million  greater than in 1998.
The 1999 total included a net gain of $2.6 million from the sale of a Big O distribution center in conjunction with the previously-mentioned revised logistics plan. See Note 5 to the consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

              The Company had working capital of $156.6 million at December 31, 2000 compared to $113.7 million at the end of 1999. The Company's current ratio was 2.04 at the end of 2000 compared to 1.84 at December 31, 1999.

              At December 31, 2000, the Company had a 364-day committed bank facility which allowed the Company to borrow up to $133 million. A total of $92.0 million was borrowed under this facility at December 31, 2000. As discussed in Note 6 to the consolidated financial statements, new bank borrowing agreements were entered into in January 2001 which replaced the previous short-term credit facility. The new arrangement allows the Company to borrow up to $160 million and includes an $80 million, three-year revolving loan facility and an $80 million, five-year term loan. The Company's balance sheet as of December 31, 2000 reflects the terms of the new agreements and the conversion of $80 million in previous short-term borrowings from notes payable to banks to long-term debt. The Company's long-term debt also included Senior Notes incurred in 1996 to finance the acquisition of Big O. Of the total $127.5 million in long-term debt on the Company's balance sheet at the end of 2000, $13.9 million was classified as current and the remainder was considered noncurrent. The Company is subject to certain financial covenants and other restrictions under its bank borrowing agreements and Senior Notes (see Note 6 to the consolidated financial statements).

              Cash generated by operations,  together with the available  credit arrangements, enabled the Company to fund the June 2000 acquisition of Tire Kingdom for $43.5 million. The Company was also able to fund capital expenditures as well as the December 2000 purchase of the net assets of 14 retail tire stores for $3.9 million. Additionally, the Company was able to fund repurchases of common stock totaling $1.3 million in 2000. As of December 31, 2000, the Company had an unused authorization from the Board of Directors for the repurchase of 1,634,000 additional shares of common stock.

              Capital expenditures, primarily for equipment and tire molds, totaled $12.0 million in 2000 and $15.3 million in 1999. The Company had no material commitments for capital expenditures at the end of 2000. The Company expects to fund 2001 day-to-day operating expenses and normally recurring capital expenditures out of operating funds and its present financial resources. The Company believes that the combination of its net assets, bank borrowing facilities and expected funds from operations will be sufficient to operate on both a short-term and long-term basis.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

              In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133, as amended, requires the Company to recognize all derivative instruments on the balance sheet at fair value, beginning in January 2001. If the instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value will be recognized immediately in earnings and any derivatives that are not hedges must be adjusted to fair value through income. The Company does not expect the impact of adopting SFAS 133 to be material.

FORWARD-LOOKING STATEMENTS

              This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including, without limitation, statements containing the words "believes," "expects," "anticipates," "estimates" and words of similar import. Such forward-looking statements relate to future events and the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results expressed or implied by such forward-looking statements.

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
              ----------------------------------------------------------

              The Company is exposed to certain financial market risks, the most predominant of which is the fluctuation in interest rates. At December 31, 2000, the Company owed $92.0 million to banks under bank credit facilities, which represented its primary exposure to market risk for a change in interest rates. The Company's operating results are affected by changes in interest rates. If interest rates increased by 25 basis points, the Company's annual interest expense would have increased by approximately $230,000 based on the balance outstanding at the end of 2000.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              -------------------------------------------

              The financial statements and supplementary financial information required by this Item 8 are included on the following 20 pages of this Report.

PRICEWATERHOUSECOOPERS

                                                  PricewaterhouseCoopers LLP
                                                  1000 Morgan Keegan Tower
                                                  Fifty North Front Street
                                                  Memphis, TN 38103
                                                  Telephone (901) 522 2000
                                                  Facsimile (901) 523 2045


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of TBC Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of TBC Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

January 29, 2001

                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                     ASSETS

                                                                December 31,
                                                             2000         1999
                                                           --------     --------
CURRENT ASSETS:

      Cash and cash equivalents                            $  1,681     $  1,273

      Accounts and notes  receivable,  less
         allowance for doubtful  accounts of
         $7,831 in 2000 and $7,751 in 1999:
              Related parties                                16,942        9,546
              Other                                          94,836       75,756
                                                           --------     --------

              Total accounts and notes receivable           111,778       85,302

      Inventories                                           168,141      138,054
      Refundable federal and state income taxes               3,099        3,306
      Deferred income taxes                                  12,506        6,079
      Other current assets                                   10,594       15,553
                                                           --------     --------

              Total current assets                          307,799      249,567
                                                           --------     --------

PROPERTY, PLANT AND EQUIPMENT, AT COST:

      Land and improvements                                   6,782        8,129
      Buildings and leasehold improvements                   27,906       27,330
      Furniture and equipment                                48,132       35,124
                                                           --------     --------
                                                             82,820       70,583
      Less accumulated depreciation                          27,787       25,269
                                                           --------     --------

              Total property, plant and equipment            55,033       45,314
                                                           --------     --------


TRADEMARKS, NET                                              15,987       16,437
                                                           --------     --------


GOODWILL, NET                                                50,760       18,018
                                                           --------     --------


OTHER ASSETS                                                 21,054       19,037
                                                           --------     --------


TOTAL ASSETS                                               $450,633     $348,373
                                                           ========     ========




    The accompanying notes are an integral part of the financial statements.

                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               December 31,
                                                             2000         1999
                                                           --------     -------
CURRENT LIABILITIES:

      Outstanding checks, net                             $ 10,037      $  5,170

      Notes payable to banks                                11,993        63,762

      Current portion of long-term debt
         and capital lease obligations                      13,948         6,514

      Accounts payable, trade                               75,407        40,417

      Other current liabilities                             39,770        20,035
                                                          --------      --------

              Total current liabilities                    151,155       135,898
                                                          --------      --------


LONG-TERM DEBT AND CAPITAL LEASE
   OBLIGATIONS, LESS CURRENT PORTION                       113,531        47,000
                                                          --------      --------


NONCURRENT LIABILITIES                                       5,111         1,420
                                                          --------      --------


DEFERRED INCOME TAXES                                        6,784         7,673
                                                          --------      --------


STOCKHOLDERS' EQUITY:

      Common stock, $.10 par value,
         shares issued and outstanding -
         20,939 in 2000 and 21,182 in 1999                   2,094         2,118

      Additional paid-in capital                             9,760         9,639

      Retained earnings                                    162,198       144,625
                                                          --------      --------

              Total stockholders' equity                   174,052       156,382
                                                          --------      --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $450,633      $348,373
                                                          ========      ========



    The accompanying notes are an integral part of the financial statements.

                                 TBC CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)



                                                    Years ended December 31,
                                            -----------------------------------

                                               2000         1999         1998
                                            ---------    ---------    ---------

NET SALES *                                 $ 902,740    $ 743,050    $ 646,135
                                            ---------    ---------    ---------

COSTS AND EXPENSES:

    Cost of sales                             704,493      613,491      543,214
    Distribution expenses                      49,144       46,313       34,027
    Selling, administrative and
       retail store expenses                  107,662       45,637       35,916
    Provision for doubtful accounts
       and notes                                1,468        5,090          742
    Interest expense - net                     11,391        7,676        5,940
    Other (income) expense - net               (2,465)      (4,417)      (1,513)
                                            ---------    ---------    ---------

        Total costs and expenses              871,693      713,790      618,326
                                            ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                     31,047       29,260       27,809

PROVISION FOR INCOME TAXES                     12,323       11,321       10,915
                                            ---------    ---------    ---------

NET INCOME                                  $  18,724    $  17,939    $  16,894
                                            =========    =========    =========


EARNINGS PER SHARE -
    Basic and diluted                       $     .88    $     .85    $     .75
                                            =========    =========    =========






   * Including sales to related parties of $86,961, $78,880 and $133,170 in the years ended December 31, 2000, 1999 and 1998, respectively.

    The accompanying notes are an integral part of the financial statements.

                                 TBC CORPORATION

                           CONSOLIDATED STATEMENTS OF

                              STOCKHOLDERS' EQUITY

                                 (In thousands)


                                                      Years ended December 31, 1998, 1999 and 2000
                                           -------------------------------------------------------------

                                               Common Stock
                                           -------------------     Additional
                                          Number of                 Paid-In    Retained
                                            Shares      Amount      Capital    Earnings        Total
                                           -------      ------    -----------  --------     -----------

BALANCE, JANUARY 1, 1998                   23,163    $   2,316    $   9,788    $ 122,083    $ 134,187

  Net income for year                                                             16,894       16,894

  Issuance of common stock under
     stock option and incentive plans          84            8          626         --            634

  Repurchase and retirement
     of common stock                       (2,075)        (207)        (931)     (12,203)     (13,341)

  Tax benefit from exercise of
     stock options                           --           --             57         --             57
                                        ---------    ---------    ---------    ---------    ---------

BALANCE, DECEMBER 31, 1998                 21,172        2,117        9,540      126,774      138,431

  Net income for year                                                             17,939       17,939

  Issuance of common stock under
     stock option and incentive plans          23            2           95         --             97

  Repurchase and retirement
     of common stock                          (13)          (1)          (6)         (88)         (95)

  Tax benefit from exercise of
     stock options                           --           --             10         --             10
                                        ---------    ---------    ---------    ---------    ---------

BALANCE, DECEMBER 31, 1999                 21,182        2,118        9,639      144,625      156,382

  Net income for year                                                             18,724       18,724

  Issuance of common stock
    under stock option and
     incentive plans, net                      47            5          255         --            260

  Repurchase and retirement
     of common stock                         (290)         (29)        (134)      (1,151)      (1,314)
                                        ---------    ---------    ---------    ---------    ---------


BALANCE, DECEMBER 31, 2000                 20,939    $   2,094    $   9,760    $ 162,198    $ 174,052
                                        =========    =========    =========    =========    =========


    The accompanying notes are an integral part of the financial statements.

                                                  TBC CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (In thousands)


                                                                     Years ended December 31,
                                                                     ------------------------
                                                                  2000       1999          1998
                                                               ---------   ---------    ---------
Operating Activities:
   Net income                                                  $ 18,724    $ 17,939     $ 16,894

   Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation                                             9,036       6,624        6,226
         Amortization                                             1,982       1,114          951
         Provision for doubtful accounts and notes                1,468       5,090          742
         (Gain) on sale of fixed assets                            (109)     (2,704)        --
         Deferred income taxes                                      687         526         (464)
         Equity in (earnings) loss from joint ventures             (462)         (6)         217
         Changes in operating assets and liabilities, net
              of effects of assets and liabilities acquired:
             Receivables                                        (17,647)     (2,256)       8,006
             Inventories                                           (903)     (9,363)     (15,335)
             Other current assets                                 7,843      (5,481)       3,159
             Other assets                                           427        (623)      (1,148)
             Accounts payable, trade                             10,647      (3,314)      15,593
             Federal and state income taxes
                refundable or payable                               352      (1,819)         219
             Other current liabilities                           (2,093)      1,346         (275)
             Noncurrent liabilities                                (405)     (1,192)        (263)
                                                               --------    --------     --------

         Net cash provided by operating activities               29,547       5,881       34,522
                                                               --------    --------     --------

Investing Activities:
   Purchase of property, plant and equipment                    (12,043)    (15,265)     (12,405)
   Acquisition of Tire Kingdom, Inc.,
       net of cash acquired                                     (43,471)       --           --
   Purchase of net assets of 14 retail tire
       stores, net of cash acquired                              (3,861)       --           --
   Acquisition of Carroll's, Inc.                                  --          --        (28,201)
   Investments in joint ventures, net
        of distributions received                                   237        (575)      (5,074)
   Net proceeds from asset dispositions                           4,948       9,981         --
   Other                                                           --           413          518
                                                               --------    --------     --------

         Net cash used in investing activities                  (54,190)     (5,446)     (45,162)
                                                               --------    --------     --------

Financing Activities:
   Net bank borrowings under short-term
        borrowing arrangements                                   28,231      13,810       23,648
   Increase (decrease) in outstanding checks, net                 4,867        (507)       1,623
   Payments on long-term debt and capital
        lease obligations                                        (6,733)    (13,999)        (826)
   Issuance of common stock under stock option
        and incentive plans                                        --            67          318
   Repurchase and retirement of common stock                     (1,314)        (95)     (13,314)
   Other                                                           --          (137)        --
                                                               --------    --------     --------

         Net cash provided by (used in)
            financing activities                                 25,051        (861)      11,422
                                                               --------    --------     --------

Change in cash and cash equivalents                                 408        (426)         782

Cash and cash equivalents:
   Balance - Beginning of year                                    1,273       1,699          917
                                                               --------    --------     --------

   Balance - End of year                                       $  1,681    $  1,273     $  1,699
                                                               ========    ========     ========


                                 TBC CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                 (In thousands)


                                                                      Years ended December 31,
                                                                      ------------------------
                                                                  2000        1999         1998
                                                               ---------   ---------     ---------
Supplemental Disclosures of Cash Flow Information:
   Cash paid for - Interest                                    $ 11,417    $  8,477      $  6,278
                 - Income Taxes                                  11,284      12,614        11,162


Supplemental Disclosure of Non-Cash Financing Activity:
   Refinancing of short-term borrowings to long-term debt      $ 80,000    $   --        $   --
   Tax benefit from exercise of stock options                      --            10            57
   Issuance of restricted stock under stock incentive plan          260          30           316

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

   Effective June 1, 2000, the Company completed the acquisition of Tire Kingdom, Inc. for a total purchase price of $45,000, less certain adjustments and plus applicable closing costs. The acquisition was accounted for under the purchase method, as follows:

         Estimated fair value of assets acquired               $ 61,881
         Goodwill                                                31,224
         Cash paid, net of cash acquired                        (43,471)
                                                               --------

         Liabilities assumed                                   $ 49,634
                                                               ========


   In December 2000, the Company purchased the net assets of 14 retail stores located in Louisiana, Florida and Georgia at a combined cash purchase price of $3,863. The transactions were accounted for under the purchase method, as follows:

         Estimated fair value of assets acquired               $  1,928
         Goodwill                                                 2,980
         Cash paid, net of cash acquired                         (3,861)
                                                               --------

         Liabilities assumed                                   $  1,047
                                                               ========


   On November 19, 1998, the Company completed the acquisition of Carroll's, Inc. for a total purchase price of $28,000, plus applicable closing costs. The acquisition was accounted for under the purchase method, as follows:

         Estimated fair value of assets acquired                                         $ 50,381
         Goodwill                                                                           4,037
         Cash paid                                                                        (28,201)
                                                                                          --------
         Liabilities assumed                                                             $ 26,217
                                                                                          =======



    The accompanying notes are an integral part of the financial statements.

                                 TBC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------

Operations
----------

            The Company is principally engaged in the marketing and distribution of tires in the automotive replacement market, through both wholesale and retail channels. The Company's wholesale customers include retailers and other wholesalers, primarily in the United States, Canada and Mexico. Through Tire Kingdom, Inc., acquired in June 2000, the Company operates retail tire and automotive service centers in the southeastern United States. Through its subsidiary Big O Tires, Inc., the Company also acts as a franchisor of independent retail tire and automotive service stores located primarily in the western and midwestern United States.

Significant Accounting Policies
-------------------------------

            Principles of consolidation - The accompanying financial statements include the accounts of TBC Corporation and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
Investments in 50% or less-owned joint ventures are accounted for using the equity method.

            Accounting estimates - The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. Actual results could differ from those estimates.

            Cash equivalents - Cash equivalents consist of short-term, highly liquid investments which are readily convertible into cash.

            Inventories - Inventories, consisting of tires and other automotive products held for resale, are valued at the lower of cost or market. Certain inventories are valued using the last in-first out method and the current costs of those inventories exceeded the LIFO value by $354,000 and $799,000 at December 31, 2000 and 1999, respectively.

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

1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)
-----------------------------------------------

            Goodwill, Trademarks and Other Intangible Assets - Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. Goodwill was recorded as a result of the Company's acquisition of Tire Kingdom in June 2000, as well as the purchase of the net assets of 14 retail tire stores during December 2000. In 1998, goodwill was recorded in conjunction with the Company's acquisition of Carroll's, Inc. Goodwill, trademarks and other intangible assets are amortized on a straight-line basis, over 20 - 40 years. Accumulated amortization on intangible assets totaled $4,824,000 and $2,896,000 at December 31, 2000 and 1999, respectively.

            Long-lived   assets  -  The   Company   periodically   reviews   the
recoverability of intangible and other long-lived assets. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows of the specific assets and determine if the assigned value is recoverable or if an adjustment to the carrying value of the assets is necessary. The Company does not believe that there were any facts or circumstances which indicated an impairment of recorded assets as of December 31, 2000.

            Franchise fees - Each Big O franchisee is required to pay an initial franchise fee as well as monthly royalty fees of 2% of gross sales. Included in net sales in 2000, 1999 and 1998 were franchise and royalty fees of $10,362,000, $9,854,000 and $8,549,000, respectively.

            Warranty costs - The costs of anticipated adjustments for workmanship and materials that are the responsibility of the Company are estimated and charged to expense currently. Reserves for future warranty claims and service of $9,265,000 and $7,486,000 were included in liabilities in the balance sheets at December 31, 2000 and 1999, respectively.

            Interest on early payments to suppliers for product - Interest income associated with early payments to suppliers for product is recorded as a reduction to cost of sales in the statements of income. This interest income represented 1.2% of net sales during 2000, 1.3% in 1999 and 1.4% in 1998.

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

                                                 2000        1999        1998
                                               -------     -------      -------

Weighted average common shares outstanding      21,191      21,177      22,430

Common share equivalents                          --            12          51
                                                ------      ------      ------

Weighted average common shares and
      equivalents outstanding                   21,191      21,189      22,481
                                                ======      ======      ======

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.  TRANSACTIONS WITH RELATED PARTIES AND MAJOR CUSTOMERS
---------------------------------------------------------

            The Company's operations are managed through its Board of Directors, members of which owned or are affiliated with companies which owned approximately 8% of the Company's common stock at December 31, 2000. Sales to distributors represented on the Board, including affiliates of such distributors (and including Carroll's, Inc. prior to being acquired by the Company in November 1998), accounted for approximately 6% of the Company's net sales during 2000, 7% during 1999 and 17% in 1998. Sales to Carroll's, Inc., prior to being acquired by the Company, accounted for approximately 10% of net sales in 1998, and 11% in 1997. Another major customer, unaffiliated with the board of directors, accounted for approximately 7% of net sales in 2000, 9% of net sales in 1999, and 10% in 1998. Sales to joint ventures in which the Company has an ownership interest accounted for approximately 3% of the Company's net sales during 2000, 1999 and 1998. Accounts receivable resulting from transactions with related parties are presented separately in the balance sheets.

3.  ACQUISITION OF TIRE KINGDOM, INC.
-------------------------------------

            On June 5, 2000, the Company acquired Tire Kingdom, Inc. ("Tire Kingdom"), a privately-owned company which operates retail tire centers in the southeastern United States. The acquisition, which was effective June 1, 2000, was accounted for as a purchase and was made with cash, for a total purchase price of $45,000,000 less certain adjustments. The Company's consolidated financial statements include the operating results of Tire Kingdom since June 1, 2000.

            The following unaudited pro forma information (adjusted for items such as interest on required borrowings, estimated amortization of goodwill, improved sourcing strength, and anticipated operating synergies) was prepared as if the companies had been combined prior to 1999. The pro forma results for 2000 exclude an after-tax charge of $767,000, or $0.04 per share, related to certain management restructuring. The pro forma results for 1999 exclude an after-tax charge of $2.8 million, or $0.13 per share, related to the write-off of a note receivable that had been the subject of litigation since 1989, as well as a net gain of $700,000, or $0.03 per share related to the gain on the sale of a Big O distribution facility and the costs of relocating to four new Big O distribution centers. This unaudited pro forma information does not purport to present what actual results of operations would have been or to project results for any future period. Pro forma net sales were $998,402,000 and $966,978,000 for the years ended December 31, 2000 and 1999, respectively. Pro forma net income was $19,316,000 in 2000 and $19,837,000 in 1999. Pro forma earnings per share were $.91 and $.94 in 2000 and 1999, respectively.

4.  ACQUISITION OF CARROLL'S, INC.
----------------------------------

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

            The following unaudited pro forma information for 1998 (adjusted for interest on required borrowings, estimated amortization of goodwill, elimination of intercompany sales and profits, etc.) was prepared as if the companies had been combined prior to 1998. This unaudited pro forma information does not purport to present what actual results of operations would have been or to project results for any future period. For the year ended December 31, 1998, pro forma net sales were $727,000,000, pro forma net income was $18,800,000 and pro forma earnings per share were $.84.

5.  DISTRIBUTION CENTER SALE AND RELATED COSTS
----------------------------------------------

            During 1999, the Company sold a distribution center in Las Vegas, Nevada and opened four new distribution facilities in the western United States in conjunction with a revised logistics plan for Big O Tires, Inc. Proceeds from the sale of the Las Vegas facility were used to retire debt, offset relocation costs of $1,180,000 and provide additional working capital. The sale resulted in a pre-tax gain of $2,618,000, which was included in net other income in the consolidated statements of income. The relocation costs were included in distribution expenses for the year 1999.

6.  NOTES PAYABLE TO BANKS AND LONG-TERM DEBT
---------------------------------------------

            At December 31, 2000, the Company had a 364-day committed credit facility with a group of five banks, which allowed the Company to borrow up to $133,000,000, with interest at the eurodollar or federal funds rate plus 1.75%. The facility was collateralized by accounts receivable and inventory, required the payment of certain commitment and administrative fees, and included various financial covenants and restrictions typical of such a facility. A total of $91,993,000 was borrowed under this facility at December 31, 2000. The weighted average interest rate on short-term borrowings at December 31, 2000 and 1999 was 8.46% and 6.63%, respectively.

            In January 2001, the Company entered into new borrowing agreements with a group of 11 banks, which replaced the previous short-term credit facility. The new arrangement includes an $80 million, three-year revolving loan facility and an $80 million, five-year term loan facility, with interest at the eurodollar or federal funds rate plus a variable rate between 1.75% and 3.0% dependent on the Company's leverage ratio. The Company's balance sheet as of December 31, 2000 reflects the terms of the new agreements and the conversion of $80 million, which was previously included in Notes Payable to Banks, to Long-Term Debt. Of the total amount converted, $7 million is included in the Current Portion of Long-Term Debt and the remaining $73,000,000 is considered noncurrent.

6.  NOTES PAYABLE TO BANKS AND LONG-TERM DEBT (Continued)
---------------------------------------------------------

             The new credit facilities are collateralized by all of the Company's unencumbered assets and contain certain cross-default provisions in conjunction with the long-term Senior Notes described below. The new bank credit facilities require the payment of certain commitment and administrative fees and contain certain financial covenants dealing with, among other things, the Company's net worth, total liabilities, funded indebtedness, leverage, fixed charge coverage ratio, accounts receivable and inventories. The new credit facilities also include certain restrictions which affect the Company's ability to incur additional debt, acquire other companies, make certain investments, repurchase its own common stock, sell or place liens upon assets, provide guarantees and pay dividends.

             Long-term debt and capital lease obligations on the balance sheet consisted of the following, after considering the effect of the previously-mentioned $80 million reclassification of notes payable to banks (in thousands):

                                                                December 31,
                                                                ------------
                                                               2000      1999
                                                            --------   -------

7.55% Series A Senior Note, due currently through 2003      $ 19,500   $26,000

7.87% Series B Senior Note, due from 2004 through 2005        11,000    11,000

8.06% Series C Senior Note, due from 2006 through 2008        16,500    16,500

Variable-Rate Term Loan Payable to Banks, due

      from 2001 through 2006                                  80,000      --

Capital lease obligations and other debt                         479        14
                                                            --------   -------

                                                             127,479    53,514

      Less current portion                                    13,948     6,514
                                                            --------   -------

                                                            $113,531   $47,000
                                                            ========   =======

           The Senior Notes were issued in 1996 to finance the acquisition of Big O Tires, Inc., with interest payable quarterly. The note agreement related to such borrowings contained certain financial covenants and placed certain restrictions on the Company. As a result of other acquisitions made since 1996 and the impact of such acquisitions on the Company's financial position, the note agreement was changed in January 2001. The new agreement is collateralized by all of the Company's unencumbered assets and includes interest rates which are a minimum of 75 basis points higher than the previous rates for the Senior Notes cited above. The new agreement incorporates all of the financial covenants and restrictions contained in the new bank credit facilities noted above and requires principal payments to be made semi-annually.

           Maturities of long-term debt and capital lease obligations are as follows: $13,948,000 due in 2001, $16,531,000 in 2002, $18,500,000 in 2003,
$20,500,000 in 2004, $17,500,000 in 2005 and $40,500,000 thereafter.

7.  OPERATING LEASES
--------------------

           The Company's commitments under operating leases relate substantially to distribution facilities and retail store locations. In addition to rental payments, the Company is obligated in some instances to pay real estate taxes, insurance and certain maintenance costs.

           The Company, through its Big O subsidiary, also has agreements with a bank and a third party which provide financing for the development and leasing of retail stores. Up to $15,000,000 in financing is provided, with the third party entity leasing the properties to the Company at a variable rate for an initial period of up to five years, renewable for a total period up to 15 years. At any time during the lease term, the Company has the option to purchase individual sites subject to certain limitations and at the end of the term may purchase all sites, request a five-year extension or terminate the lease. The Company has guaranteed that the residual value of the property at the end of the original lease term will be no less than 85% of the remaining balance financed. The Company accounts for such leases as operating leases and intends to sublease the sites to Big O franchisees subject to the terms and conditions of the agreements. As of December 31, 2000, $9,860,000 had been financed under the program, representing nine properties, eight of which had been sublet to Big O franchisees.

           Rental expense of $17,816,000,  $6,798,000 and $3,564,000 was charged to operations in 2000, 1999 and 1998, respectively, after deducting sublease income of $3,079,000 in 2000, $1,841,000 in 1999 and $1,887,000 in 1998. Minimum
noncancelable real property lease commitments at December 31, 2000 were as follows (in thousands):

                              Year                             Amount
                              ----                             ------

                               2001                            $  25,252
                               2002                               23,346
                               2003                               28,073
                               2004                               18,287
                               2005                               16,152
                               Thereafter                         95,843
                                                                ---------
                                                                 206,953
                               Less sublease income              (14,257)
                                                                ---------

                                                               $ 192,696
                                                               =========

8.  INCOME TAXES
----------------

            The Company records income taxes using the liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Income taxes provided for the years ended December 31, 2000, 1999 and 1998 were as follows (in thousands):

                                        2000             1999            1998
                                      --------        --------         --------
             Current:
                 Federal               $10,075         $ 9,554         $  9,843
                 State                   1,561           1,241            1,536
                                       -------         -------         --------
                                        11,636          10,795           11,379
             Deferred                      687             526             (464)
                                       -------         -------         --------

                                       $12,323         $11,321         $ 10,915
                                       =======         =======         ========

8.  INCOME TAXES (Continued)
----------------------------

             The provision for deferred income taxes represents the change in the Company's net deferred income tax asset or liability during the year, including the effect of any tax rate changes. Deferred income taxes arise from temporary differences between the tax basis of the Company's assets and liabilities and their reported amounts in the financial statements. Included in the assets of Tire Kingdom which were acquired in June 2000 were deferred income tax assets totaling $8,003,000. Included in the Carroll's assets acquired in 1998 were deferred income tax assets totaling $2,594,000.

             The net deferred income tax asset in the financial statements at December 31, 2000 included $2,389,000 related to the allowance for doubtful accounts and notes, $2,473,000 for insurance-related accruals, and $3,384,000 for warranty-related reserves. At December 31, 1999, the net deferred income tax asset included $1,907,000 related to the allowance for doubtful accounts and notes and $2,832,000 related to warranty reserves. The net deferred income tax liability at December 31, 2000 included $5,190,000 related to trademarks and intangible assets and $3,043,000 for depreciation differences, partially offset by a noncurrent deferred tax asset of $1,543,000 associated with lease accruals. At December 31, 1999, the net deferred income tax liability included $6,319,000 for trademarks and $1,124,000 attributable to depreciation.

             The difference between the Company's effective income tax rate and the statutory U.S. Federal income tax rate is reconciled as follows:

                                                 2000         1999         1998
                                                ------       ------       ------

             Statutory U.S. Federal rate         35.0%        35.0%        35.0%
             State income taxes                   3.6          2.6          3.6
             Other                                1.1          1.1           .6
                                                 ----         ----         ----
             Effective tax rate                  39.7%        38.7%        39.2%
                                                 ====         ====         ====


             The Company has available a minimum tax credit carryforward of $519,000 which has an indefinite carryforward period and is subject to certain limitations. Additionally, the Company has available a state net operating loss carryforward of $1,418,000 which expires in 2010.

9.  RETIREMENT PLANS
--------------------

             The Company has a defined benefit pension plan covering some of its employees. The benefits are based on years of service and the employee's final compensation. The Company makes contributions to the plan, not to exceed the maximum amount that can be deducted for federal income tax purposes. This amount is computed using a different actuarial cost method and different assumptions from those used for financial reporting purposes.

             The table which follows sets forth the defined benefit pension plan's changes in projected benefit obligations for service rendered to date, changes in the fair value of plan assets, the funded status and amounts recognized in the Company's balance sheets (in thousands):

9.  RETIREMENT PLANS (Continued)
--------------------------------
                                                            2000           1999
                                                          --------       -------
Actuarial present value of projected benefit
   obligations, at beginning of year                       $(5,600)     $(6,535)

   Service cost                                               (291)        (379)
   Interest cost                                              (427)        (438)
   Actuarial gain                                               76          828
   Settlement gain                                              33         --
   Benefits paid                                               169          851
   Expenses paid                                                58           73
                                                           -------      -------

Actuarial present value of projected benefit
   obligations, at end of year                              (5,982)      (5,600)
                                                           -------      -------

Fair value of plan assets, at beginning of year              6,392        5,864

   Actual return on plan assets                                990          952
   Employer contribution                                      --            500
   Benefits and expenses paid                                 (227)        (924)
                                                           -------      -------

Fair value of plan assets, at end of year                    7,155        6,392
                                                           -------      -------

Funded Status  - plan assets over projected
   benefit obligation, at end of year                        1,173          792

   Unrecognized net gain from experience
       different from that assumed                            (498)         (66)

   Unrecognized net assets and prior service cost               75           74
                                                           -------      -------

Prepaid pension cost, at end of year                       $   750      $   800
                                                           =======      =======



          The net expense for 2000, 1999 and 1998 was comprised of the following (in thousands):

                                                 2000        1999         1998
                                                -------    -------      -------

        Service cost                            $ 291       $ 379       $ 400
        Interest cost                             427         438         443
        Return on plan assets                    (990)       (952)       (942)
        Net amortization, deferral and
          settlement charges                      322         386         794
                                                 -----       -----       -----

                                                $  50       $ 251       $ 695
                                                =====       =====       =====


             The discount rates used in determining the actuarial present values of benefit obligations for the defined benefit plan were 7.75% in 2000 and 7.5% in 1999. In both the 2000 and 1999 projections, a 5% increase in future compensation levels was used and the expected long-term rate of return on assets was 10%. Actuarial present values of accumulated benefit obligations were $4,006,000 at December 31, 2000 and $3,350,000 at December 31, 1999.

9.  RETIREMENT PLANS (Continued)
--------------------------------

             The Company also has unfunded supplemental retirement plans for certain of its key executives, to provide benefits in excess of amounts permitted to be paid by its other retirement plans under current tax law. The 2000 expense for supplemental retirement benefits totaled $1,134,000, including settlement charges of $665,000. The 1999 expense for supplemental retirement benefits totaled $1,462,000 and included settlement charges of $766,000. Supplemental retirement expenses were $538,000 in 1998. At December 31, 2000, the projected benefit obligation, computed using the same discount rate and compensation assumptions as for the defined benefit pension plan, was $1,642,000. The accumulated benefit obligation at December 31, 2000 totaled $1,447,000, of which $964,000 was reflected as a current liability and $483,000 was reflected as a noncurrent liability.

             The Company maintains employee savings plans under Section 401(k) of the Internal Revenue Code. Contributions by the Company to the 401(k) plans include those based on a specified percentage of employee contributions, as well as discretionary contributions. Expenses recorded for the Company's contributions totaled $1,394,000 in 2000, $1,030,000 in 1999 and $409,000 in
1998.

10.  STOCKHOLDERS' EQUITY
-------------------------

             The Company is authorized to issue 50,000,000 shares of $.10 par value common stock. In addition, 2,500,000 shares of $.10 par value preferred stock are authorized, none of which were outstanding at December 31, 2000 or 1999.

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

             In 2000, 1999 and 1998, shares of the Company's common stock were repurchased and retired under authorizations made by the Board of Directors. As of December 31, 2000, the Company had unused authorizations from the Board for the repurchase of approximately 1,634,000 additional shares.

11.  STOCK OPTION AND INCENTIVE PLANS
-------------------------------------

             The Company has a 1989 stock incentive plan ("1989 Plan") and a 2000 stock option plan ("2000 Plan"). The 2000 Plan was approved by stockholders on April 26, 2000. The plans provide for the grant of options to purchase shares of the Company's common stock to officers and other key employees upon terms and conditions determined by a committee of the Board of Directors. Options typically are granted at the fair market value of the stock on the date of grant, vest ratably over a three-year period and expire in ten years.

11.  STOCK OPTION AND INCENTIVE PLANS (Continued)
-------------------------------------------------

             Options granted by the committee under the 2000 Plan may also contain a "reload" feature, which provides for the grant of a new option, called a "reload option," for a number of shares equal to the number of shares delivered by the optionee to pay the exercise price of the original option and to pay any tax withholding payments associated with the exercise of the original option. As of December 31, 2000, the committee had not granted any options with such a reload feature.

             The committee is authorized under the 1989 Plan to grant performance awards and restricted stock awards to officers and other key employees. Additionally, the 1989 Plan provides for the annual grant of restricted stock with a market value of $5,000 to each non- employee director of the Company. Each of these shares of restricted stock is accompanied by four options, which are only exercisable under certain conditions and the exercise of which results in the forfeiture of the associated share of restricted stock. The options expire in one- third increments as the associated restricted stock vests. Such tandem options are not included in the totals shown below for outstanding options. At December 31, 2000, 4,084,000 shares were reserved for issuance under the 1989 and 2000 Plans.

             A summary of stock option activity during 1998, 1999 and 2000 is shown below:

                                                                        Weighted
                                                                         Average
                                        Option         Option Price     Exercise
                                        Shares            Range           Price
                                       --------     ---------------     --------
Outstanding at January 1, 1998
  (330,225 exercisable)                 749,780     $ 5.03 - $12.13    $   8.12
      Granted in 1998                   397,025       9.25 -  10.25        9.86
      Exercised in 1998                 (52,632)      5.03 -   7.75        6.03
      Forfeited in 1998                 (17,210)      7.75 -  12.13        9.38
                                        --------    ---------------       -----
Outstanding at December 31, 1998
  (407,605 exercisable)               1,076,963     $ 5.03 - $12.13    $   8.84
      Granted in 1999                   477,230       6.63 -   7.50        7.47
      Exercised in 1999                 (32,897)      5.03 -   6.55        5.14
      Forfeited in 1999                 (55,094)      7.50 -  12.13        8.59
                                        --------    ---------------       -----
Outstanding at December 31, 1999
  (631,590 exercisable)               1,466,202     $ 5.72 - $12.13    $   8.49
      Granted in 2000                   620,867       4.63 -   6.00        5.64
      Exercised in 2000                    --          --       --          --
      Forfeited in 2000                (195,077)      5.75 -   9.88        7.37
                                       --------     ---------------       -----
 Outstanding at December 31, 2000
  (902,139 exercisable)               1,891,992     $ 4.63 - $12.13    $   7.67
                                      =========     ===============        ====

11.  STOCK OPTION AND INCENTIVE PLANS (Continued)
-------------------------------------------------

             Additional information regarding stock options outstanding at December 31, 2000 is shown below:


                                               Outstanding Options              Exercisable Options
                                 ---------------------------------------     --------------------------
                                              Weighted     Weighted                         Weighted
                                              Average       Average                         Average
                                   Option     Exercise    Remaining          Option         Exercise
      Option Price Range           Shares       Price         Term           Shares          Price
      ------------------         ----------   ---------   -----------        -------       ---------
        $ 4.63  - $ 6.50            598,611     $ 5.64       8.5 yrs.         47,121        $ 5.75

        $ 6.51  - $ 9.00            778,990       7.56       6.7 yrs.        471,673          6.82

        $ 9.01  - $12.13            514,391      10.21       6.0 yrs.        383,345         10.33
                                 ----------                                  -------

                                  1,891,992                                  902,139
                                  =========                                  =======



             The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation expense has been recognized for the stock options granted in 2000, 1999 or 1998. Using fair value assumptions specified in SFAS No. 123, the weighted average per share value of options granted during 2000, 1999 and 1998 was $2.42, $3.26 and $4.28, respectively. Had compensation cost for such option grants been determined using such assumptions, the Company's net income on a pro forma basis would have been $17,896,000 in 2000, $16,947,000 in 1999 and $16,196,000 in 1998, compared to reported net income of $18,724,000 in 2000,  $17,939,000 in 1999 and $16,894,000 in 1998. Pro
forma earnings per share would have been $0.84, $0.80 and $0.72 in 2000, 1999 and 1998, respectively, rather than the reported totals of $0.88 in 2000, $0.85 in 1999, and $0.75 in 1998.

             The fair value of each option granted in 2000, 1999 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: dividend yield of 0%; risk-free interest rates equal to zero-coupon governmental issues; and expected lives of 4.9 years in 2000, 4.8 years in 1999, and 4.9 years in 1998. The expected volatility percentages used for options granted were 38.2% in 2000, 43.4% for 1999 and 40.5% for 1998.

12.  FINANCIAL GUARANTEES AND CREDIT RISKS
------------------------------------------

             The Company's Big O Tires, Inc. subsidiary has provided certain financial guarantees associated with real estate leases and financing of its franchisees. Although the guarantees were issued in the normal course of business to meet the financing needs of its franchisees, they represent credit risk in excess of the amounts reported on the balance sheet as of December 31, 2000. The contractual amounts of the guarantees, which represent the Company's maximum exposure to credit loss in the event of non-performance by the franchisees, totaled $14,627,000 as of December 31, 2000, including $2,304,000 related to franchisee financing and $12,323,000 related to store and real estate leases.

------------------------------------------------------

             Most of the guarantees related to franchisee financing and leases extend for more than five years and expire in decreasing amounts through 2010. The credit risk associated with these guarantees is essentially the same as that involved in extending loans to the franchisees. Big O evaluates each franchisee's creditworthiness and requires that sufficient collateral (primarily inventories and equipment) and security interests be obtained by the third party lenders or lessors, before the guarantees are issued. There are no cash requirements associated with the guarantees, except in the event that an actual financial loss is subsequently incurred due to non-performance by the franchisees.

             As of December 31, 2000, the Company had entered into certain interest rate swap agreements to hedge the cash flows associated with the $15 million, third-party lease financing arrangement described in Note 7. Under these arrangements, which expire in increments ending in 2004, the Company agreed to exchange its variable rate obligation for fixed rate obligations averaging 6.41%. As of December 31, 2000, $5.1 million related to such arrangements was unborrowed and was therefore not accounted for as a hedging transaction. The unborrowed amount was marked to market in 2000, which resulted in additional interest expense of $116,000.

             In conjunction with the new bank borrowing  agreements described in
Note 6, in January 2001, the Company also entered into a $25 million interest rate swap agreement to exchange a portion of its variable rate loan for a fixed rate obligation based on the 90-day LIBOR rate. The swap agreement expires in increments over a five-year period.

13.  SEGMENT INFORMATION
------------------------

             The Company is principally engaged in the marketing and distribution of tires in the automotive replacement market. Prior to the acquisition of Tire Kingdom in June 2000, the Company's only business segment was wholesale distribution, which consisted of TBC Corporation's wholesale distribution business as well as the operations of Big O Tires, Inc. and Carroll's, Inc. Subsequent to the acquisition of Tire Kingdom and its chain of retail tire and automotive service centers, the Company now has two business segments: wholesale and retail. Accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its two operating segments based on earnings before interest, taxes, depreciation and amortization (EBITDA). Segment information for the year ended December 31, 2000 (with retail segment results for the seven months since the acquisition) is as follows (in thousands):

                                           Wholesale     Retail      Total
                                           ---------   ---------   --------

        Net sales to external customers    $773,017    $129,723    $902,740

        Inter-segment net sales              10,566        --        10,566

        Segment EBITDA                       48,606       4,850      53,456

        Segment total assets                354,376      96,257     450,633

14.  PROVISION FOR DOUBTFUL ACCOUNTS AND NOTES
----------------------------------------------

             In 1999, the Company's provision for doubtful accounts and notes included $4,589,000 associated with the write-off of a note receivable from a former distributor. The Company had held written guarantees from the distributor's former owners and had filed suit in 1989 to recover under such guarantees. The lawsuit was tried and a jury verdict was reached in July 1999 in favor of the distributor's former owners, which resulted in the charge to earnings by the Company.

15.  LEGAL PROCEEDINGS
----------------------

             The Company is involved in various legal proceedings which are routine to the conduct of its business. The Company does not believe that any such routine litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

SUPPLEMENTARY DATA:
-------------------

QUARTERLY FINANCIAL INFORMATION
-------------------------------

             Unaudited quarterly results for 2000 and 1999 are summarized as follows:

                                       (In thousands, except per share amounts)

                                    First       Second      Third       Fourth
                                   Quarter     Quarter     Quarter      Quarter
                                   -------     -------     -------      -------

              2000
              ----

        Net sales                  $177,389    $206,434    $267,883    $251,034
        Cost of sales               145,503     164,744     205,608     188,638
        Net income                    3,945       5,009       5,302       4,468
        Earnings per share -
         Basic and diluted *       $    .19    $    .24    $    .25    $    .21


              1999
              ----

        Net sales                  $162,202    $187,664    $210,469    $182,715
        Cost of sales               134,379     154,553     173,221     151,338
        Net income                    3,806       2,310       6,557       5,266
        Earnings per share -
         Basic and diluted         $    .18    $    .11    $    .31    $    .25


          * The total of earnings per share for each of the quarters of 2000 does not equal earnings per share for the year ended December 31, 2000, due to the effect of rounding the individual quarters.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ------------------------------------------------
               ACCOUNTING AND FINANCIAL DISCLOSURE
               -----------------------------------

               None.


                                    PART III
                                    --------

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
               --------------------------------------------------

               Except for information concerning executive officers of the Company which is set forth in Part I of this Report, the information required by this Item 10 is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 25, 2001, under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", and is incorporated herein by this reference.

Item 11.       EXECUTIVE COMPENSATION
               ----------------------

               The information required by this Item 11 is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held
April 25, 2001, under the captions "Election of Directors" and "Executive Compensation", and, with the exception of the information disclosed in the Proxy Statement pursuant to Item 402(k) or 402(l) of Regulation S-K, is incorporated herein by this reference.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
               --------------------------------------------------------------

               The information required by this Item 12 is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 25, 2001, under the caption "Security Ownership of Management and Principal Stockholders", and is incorporated herein by this reference.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
               ----------------------------------------------

               The information required by this Item 13 is set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held
April 25, 2001, under the captions "Election of Directors" and "Executive Compensation", and is incorporated herein by this reference.

                                     PART IV
                                     -------

Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                 ----------------------------------------------------
                 ON FORM 8-K
                 -----------

                 (a)  (1)  FINANCIAL STATEMENTS

                      The following items, including consolidated financial statements of the Company, are set forth at Item 8 of this
                      Report:

                           Report of Independent Certified Public Accountants

                           Consolidated Balance Sheets - December 31, 2000, and 1999

                           Consolidated Statements of Income - Years ended December 31, 2000, 1999 and 1998

                           Consolidated Statements of Stockholders' Equity - Years ended December 31, 2000, 1999 and 1998

                           Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998

                           Notes to Consolidated Financial Statements

                 (a)  (2)  FINANCIAL STATEMENT SCHEDULES

                           Report of Independent Certified Public Accountants (at p. 40 of this Report)

                           Schedule II - Valuation and qualifying accounts (at p. 41 of this Report)

                           All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

                 (a)  (3)  EXHIBITS

                      See INDEX to EXHIBITS included at p. 42 of this Report

                 (b)  REPORTS ON FORM 8-K

                      The Company did not file any Reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TBC Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2001.

                                       TBC CORPORATION


                                       By:    /s/ LAWRENCE C. DAY
                                           -------------------------
                                                   Lawrence C. Day
                                                   President  and
                                                   Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of TBC Corporation and in the capacities and on the dates indicated:


-------------------------------------------------------------------------------
      Name                          Title                             Date
-------------------------------------------------------------------------------



/s/ LAWRENCE C. DAY               President, Chief               March 29, 2001
----------------------            Executive Officer
Lawrence C. Day                   and Director


/s/ THOMAS W. GARVEY              Executive Vice President,      March 29, 2001
--------------------              Chief Financial Officer
Thomas W. Garvey                  and Treasurer


                        ----------------------------------


* MARVIN E. BRUCE                 Chairman of the Board          March 29, 2001
------------------------          of Directors
Marvin E. Bruce



* ROBERT H. DUNLAP                Director                       March 29, 2001
------------------------
Robert H. Dunlap

* CHARLES A. LEDSINGER, JR.       Director                       March 29, 2001
---------------------------
Charles A. Ledsinger, Jr.

* WILLIAM J. McCARTHY             Director                       March 29, 2001
-------------------------
William J. McCarthy

                                  Director                       March  , 2001
-----------------------
Richard A. McStay

* DONALD RATAJCZAK                Director                       March 29, 2001
----------------------
Donald Ratajczak

* ROBERT R. SCHOEBERL             Director                       March 29, 2001
--------------------------
Robert R. Schoeberl

* RAYMOND E. SCHULTZ              Director                       March 29, 2001
-------------------------
Raymond E. Schultz

         * The undersigned by signing his name hereto does sign and execute this Report on Form 10-K on behalf of each of the above-named directors of TBC Corporation pursuant to a power of attorney executed by each such director and filed with the Securities and Exchange Commission as an exhibit to this Report.

                                                /s/ LAWRENCE C. DAY
                                            -----------------------------
                                                     Lawrence C. Day
                                                     Attorney-in-Fact

PRICEWATERHOUSECOOPERS

                                                    PricewaterhouseCoopers LLP
                                                    1000 Morgan Keegan Tower
                                                    Fifty North Front Street
                                                    Memphis, TN 38103
                                                    Telephone (901) 522 2000
                                                    Facsimile (901) 523 2045


                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and
 Stockholders of TBC Corporation

Our audits of the consolidated financial statements referred to in our report dated January 29, 2001 appearing on page 16 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a) (2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

January 29, 2001

                                 TBC CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                 (In thousands)


                                                        Additions
                                               -----------------------
                                               Charged       Charged
                                               to Costs         to
                                Balance           and         Other                              Balance
                               January 1,      Expenses      Accounts         Deductions      December 31,
                               ----------      --------      --------         ----------      ------------
     2000
     ----

Warranty reserve............     $ 7,486         $ 3,850     $ 2,125 (1)       $ 4,196 (3)       $ 9,265

Allowance for
     doubtful accounts.....        7,751           1,468         785 (1)         2,173 (4)         7,831


     1999
     ----

Warranty reserve............       8,025           4,881          -              5,420 (3)         7,486

Allowance for
     doubtful accounts.....        9,298           5,090          92             6,729 (4)         7,751


     1998
     ----

Warranty reserve............       6,931           5,647       1,200 (2)         5,753 (3)         8,025

Allowance for
     doubtful accounts.....        7,344             742       2,144 (2)           932 (4)         9,298





------------------------

(1) Includes amounts for Tire Kingdom, Inc. as of the June 1, 2000 effective date of the acquisition.

(2) Includes amounts for Carroll's, Inc. as of the November 19, 1998 acquisition date.

(3) Amounts added during current year and payable at year end less amount payable at beginning of year.

(4)       Accounts written off during year, net of recoveries.

                                                      INDEX TO EXHIBITS
                                                      -----------------


                                                                                                         Located at
                                                                                                          Manually
                                                                                                         Numbered Page
                                                                                                         -------------


 (2)       PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT,
           LIQUIDATION OR SUCCESSION:

  2.1      Share Purchase Agreement, dated November 19, 1998, by and
           among TBC Corporation, Robert E. Carroll, Jr., and William J.
           Baker II, Trustee, was filed as Exhibit 2.1 to the TBC Corporation
           Current Report on Form 8-K, dated November 19, 1998 .....................                      *

  2.2      Agreement and Plan of Merger, dated as of June 2, 2000, by and among TBC Corporation, TBC Retail Enterprises, Inc.,
           TKI Holdings, Inc. and Certain Stockholders of TKI Holdings, Inc.,
           was filed as Exhibit 2.1 to TBC's Current Report of Form 8-K,
           dated June 5, 2000 and filed June 20, 2000.........................................               *

 (3)       ARTICLES OF INCORPORATION AND BY-LAWS:

  3.1      Certificate  of  Incorporation  of TBC  Corporation,  restated  as of
           August 6, 1987,  as amended by  Certificate  of Amendment to Restated
           Certificate  of  Incorporation  dated  April 24,  1992,  was filed as
           Exhibit 4.1 to the TBC Corporation Registration Statement on
           Form S-8 (Reg. No. 333-48802) filed on October 27, 2000..................                         *

  3.2      By-Laws of TBC  Corporation as amended  through April 22, 1998,  were filed as Exhibit 3.1 to the TBC Corporation Quarterly Report
           on Form 10-Q for the quarter ended June 30, 1998..............................                    *

 (4)       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
           HOLDERS, INCLUDING INDENTURES:

  4.1      Note  Purchase  and Private  Shelf  Agreement,  dated July 10,  1996, between  TBC  Corporation  and The  Prudential  Insurance  Company of
           America, was filed as Exhibit 4.1 to the TBC Corporation Current
           Report on Form 8-K, dated July 10, 1996..............................................             *

  4.2      Series A, Series B, and Series C Senior  Notes,  dated July 10, 1996, issued by TBC  Corporation  pursuant to the Note  Purchase  Agreement referenced in item 4.1 above, were filed as Exhibit 4.2 to the TBC
           Corporation Current Report on Form 8-K, dated July 10, 1996 ............                          *










  4.3      Amendment  No. 1, dated  September  20,  1996,  to the Note  Purchase
           Agreement referenced in item 4.1 above,  including form of Continuing
           Guaranty  executed  by certain  subsidiaries  of TBC  Corporation  in connection therewith, was filed as Exhibit 4.5 to the TBC Corporation
           Quarterly Report on Form 10-Q for the quarter
           ended September 30, 1996 ................................................................         *

  4.4      Amendment No. 2, dated October 28, 1998, to the Note Purchase
           Agreement referenced in item 4.1 above was filed as Exhibit 4.6 to the TBC Corporation Annual Report on Form 10-K for the year
           ended December 31, 1998 .................................................................         *

  4.5      Amendment No. 3, dated January 21, 2000, to the Note Purchase and Private Shelf Agreement, dated July 10, 1996, between TBC
           Corporation and The Prudential Insurance Company of America,
           was filed as Exhibit 4.1 to the TBC Corporation Quarterly Report
           on Form 10-Q for the quarter ended March 31, 2000 ...........................                     *

  4.6      Amendment No. 4, dated as of June 2, 2000, to the Note Purchase and Private Shelf Agreement, dated July 10, 1996, as amended, between TBC Corporation and The Prudential Insurance Company of America, was filed as Exhibit 4.1 to the TBC Corporation Quarterly
           Report on Form 10-Q for the quarter ended June 30, 2000 .................                         *

  4.7      Amended and  Restated  Rights  Agreement,  dated as of July 23, 1998, between  TBC  Corporation  and  BankBoston,  N.A.,  as Rights  Agent,
           including  as Exhibit A thereto the form of Rights  Certificate,  was filed as Exhibit 4.1 to the TBC Corporation Form 8-A/A-1 Registration
           Statement filed with the Commission on July 30, 1998 ........................                     *

 (10)      MATERIAL CONTRACTS:

           Management Contracts and Compensatory Plans or Arrangements
           -----------------------------------------------------------

  10.1     Form of Trust  Agreement  (between the Company and certain  executive officers  - 1/1/98  version)  was  filed as  Exhibit  10.3 to the TBC
           Corporation Quarterly Report on Form 10-Q for the quarter
           ended March 31, 1998 .....................................................................        *

  10.2     TBC Corporation 2000 Stock Option Plan was filed as Exhibit 4.3 to the TBC Corporation Registration Statement on Form S-8
           (Reg. No. 333-48802) filed on October 27, 2000 .................................                  *

  10.3     TBC  Corporation  1989 Stock  Incentive Plan, as amended and restated
           April  23,  1997 was  filed as  Exhibit  10.1 to the TBC  Corporation
           Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1997 ..................................................................................  *










  10.4     TBC Corporation Deferred Compensation Plan for Directors ...............                          47

  10.5     Resolution   adopted  by  the  Compensation   Committee  of  the  TBC
           Corporation  Board of  Directors,  September  26,  1996,  relating to interest  payable on deferred  compensation of officers and directors of TBC Corporation,  was filed as Exhibit 10.3 to the TBC Corporation
           Quarterly Report on Form 10-Q for the quarter
           ended September 30, 1996 ................................................................         *

  10.6     Executive Employment Agreement between the Company and
           Lawrence C. Day, amended and restated as of November 1, 2000
           (without Exhibit A thereto, which is substantially identical to the form
           of Trust Agreement referenced in Exhibit 10.1) ....................................               52

  10.7     Executive Employment Agreement, dated as of October 31, 2000, between the Company and Kenneth P. Dick (without Exhibit A thereto, which is substantially identical to the form of Trust
           Agreement referenced in Exhibit 10.1) .................................................           62

  10.8     Letter agreement, dated December 11, 2000, between TBC
           Corporation and Barry D. Robbins .......................................................          71

  10.9     TBC Corporation  Management  Incentive  Compensation Plan,  effective
           January 1, 1997,  was filed as  Exhibit  10.1 to the TBC  Corporation
           Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1997 ........................................................................       *

  10.10    TBC Corporation  Executive  Supplemental  Retirement Plan, as amended through  August  1,  1997,  was  filed  as  Exhibit  10.3  to the TBC
           Corporation Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1997 ......................................................           *

  10.11    TBC Corporation  Executive  Retirement Plan was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for
           the quarter ended June 30, 1998 .........................................................         *

  10.12    TBC  Corporation  Executive  Deferred  Compensation  Plan,  effective
           August 1,  1999,  was filed as  Exhibit  10.6 to the TBC  Corporation
           Quarterly Report on Form 10-Q for the quarter
           ended September 30, 1999 ................................................................         *

  Other Material Contracts
  ------------------------

  10.13    Form of TBC Corporation's standard Distributor Agreement ................                         75

  10.14    Form of Franchise Agreement in use by Big O Tires, Inc.
           was filed as Exhibit 10.25 to the TBC Corporation Annual Report
           on Form 10-K for the year ended December 31, 1997 .........................                       *









  10.15    Agreement,  dated October 1, 1977,  between TBC  Corporation  and The
           Kelly-Springfield Tire Company, including letter dated June 30, 1978, was filed as Exhibit 10.6 to TBC Corporation  Registration  statement on Form S-1, filed on April 21, 1983
           (Reg. No. 2-83216) ..........................................................................     *

  10.16    Ten-Year Commitment Agreement, dated March 21, 1994,
           between the Company and The Kelly-Springfield Tire Company ..........                             81

  10.17    Agreement, effective January 1, 1994, between the Company
           and Cooper Tire & Rubber Company ....................................................             82

 (21)      SUBSIDIARIES OF THE COMPANY:

  21.1     List of the names and jurisdictions of incorporation of the
           subsidiaries of the Company .............................................................         98

 (23)      CONSENTS OF EXPERTS AND COUNSEL:

  23.1     Consent of PricewaterhouseCoopers LLP, Independent Accountants,
           to incorporation by reference of their report dated January 29, 2001 in Post-Effective Amendment No. 1 to the Registration Statement
           on Form S-8 for the Company's 1989 Stock Incentive Plan
           (Reg. No. 33-43166) and in the Registration Statement on Form S-8
           for the Company's 2000 Stock Option Plan (Reg. No. 333-48802) .......                             99

 (24)      POWER OF ATTORNEY:

  24.1     Power of attorney of each person who signed this Annual Report
           on Form 10-K on behalf of another pursuant to a power of attorney .....                          100






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

                                DECEMBER 31, 2000