Form 10-Q
period 2001-03-31
TBC CORP
filed 2001-05-11
CIK 718449

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-11579


                                 TBC CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                        31-0600670
       -------------------------------                   -----------------------
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

        4770 Hickory Hill Road
          Memphis, Tennessee                                       38141
        ----------------------                                  ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (901) 363-8030

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

20,983,565 Shares of Common Stock were outstanding as of March 31, 2001.

                   INDEX TO EXHIBITS at page 13 of this Report

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                     ASSETS

                                                       March  31,       December 31,
                                                          2001              2000
                                                       ----------       ------------
                                                      (Unaudited)
CURRENT ASSETS:

  Cash and cash equivalents                             $  1,283          $  1,681

  Accounts and notes receivable, less
    allowance for doubtful accounts of
    $8,069 on March 31, 2001 and
    $7,831 on December 31, 2000:
      Related parties                                     17,165            16,942
      Other                                               97,157            94,836
                                                        --------          --------

      Total accounts and notes receivable                114,322           111,778

  Inventories                                            171,225           168,141
  Refundable federal and state income taxes                  506             3,099
  Deferred income taxes                                   12,304            12,506
  Other current assets                                    13,516            10,594
                                                        --------          --------

      Total current assets                               313,156           307,799
                                                        --------          --------

PROPERTY, PLANT AND EQUIPMENT, AT COST:

  Land and improvements                                    5,787             6,782
  Buildings and leasehold improvements                    24,864            27,906
  Furniture and equipment                                 49,436            48,132
                                                        --------          --------
                                                          80,087            82,820
  Less accumulated depreciation                           29,811            27,787
                                                        --------          --------

      Total property, plant and equipment                 50,276            55,033
                                                        --------          --------

TRADEMARKS, NET                                           15,875            15,987
                                                        --------          --------

GOODWILL, NET                                             52,930            50,760
                                                        --------          --------

OTHER ASSETS                                              22,496            21,054
                                                        --------          --------

TOTAL ASSETS                                            $454,733          $450,633
                                                        ========          ========

          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        March 31,         December 31,
                                                          2001                2000
                                                        ---------         ------------
                                                       (Unaudited)
CURRENT LIABILITIES:

  Outstanding checks, net                               $   4,247           $ 10,037

  Notes payable to banks                                   23,600             11,993

  Current portion of long-term debt
    and capital lease obligations                          13,852             13,948

  Accounts payable, trade                                  71,087             75,407

  Other current liabilities                                38,149             39,770
                                                        ---------           --------

           Total current liabilities                      150,935            151,155
                                                        ---------           --------

LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS, LESS CURRENT PORTION                       113,506            113,531
                                                        ---------           --------

NONCURRENT LIABILITIES                                      5,502              5,111
                                                        ---------           --------

DEFERRED INCOME TAXES                                       6,904              6,784
                                                        ---------           --------

STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value,
    shares issued and outstanding -
    20,984 on March 31, 2001 and
    20,939 on December 31, 2000                             2,098              2,094

  Additional paid-in capital                               10,017              9,760

  Other comprehensive income                                 (685)                --

  Retained earnings                                       166,456            162,198
                                                        ---------           --------

           Total stockholders' equity                     177,886            174,052
                                                        ---------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 454,733           $450,633
                                                        =========           ========

          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                                          Three Months
                                                                         Ended March 31
                                                                 -----------------------------
                                                                   2001                 2000
                                                                 ---------           ---------
NET SALES*                                                       $ 227,193           $ 177,389
                                                                 ---------           ---------

COSTS AND EXPENSES:
  Cost of sales                                                    165,465             145,503
  Distribution expenses                                             12,195              11,214
  Selling, administrative and retail store expenses                 40,132              12,411
  Interest expense - net                                             3,423               2,108
  Other (income) expense - net                                      (1,358)               (376)
                                                                 ---------           ---------

           Total costs and expenses                                219,857             170,860
                                                                 ---------           ---------

INCOME BEFORE INCOME TAXES                                           7,336               6,529

PROVISION FOR INCOME TAXES                                           3,078               2,584
                                                                 ---------           ---------

NET INCOME                                                       $   4,258           $   3,945
                                                                 =========           =========

EARNINGS PER SHARE -
  Basic and diluted                                              $     .20           $     .19
                                                                 =========           =========

* Including sales to related parties of $20,524 and $19,764 in the three months ended March 31, 2001 and 2000, respectively.

          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                           CONSOLIDATED STATEMENTS OF

                              STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                   (UNAUDITED)


                                                Common Stock                           Other
                                            ---------------------       Additional    Compre-
                                            Number of                    Paid-In      hensive         Retained
                                             Shares        Amount        Capital       Income         Earnings           Total
                                            ---------      ------       ----------    -------         ---------        ---------
Three Months Ended
  March 31, 2000

BALANCE, JANUARY 1, 2000                     21,182        $2,118        $ 9,639        $  --         $144,625         $ 156,382

  Net income for period                                                                                  3,945             3,945

  Issuance of common stock
    under stock option and
    incentive plans, net                         19             2            110           --               --               112
                                             ------        ------        -------        -----         --------         ---------

BALANCE, MARCH 31, 2000                      21,201        $2,120        $ 9,749        $  --         $148,570         $ 160,439
                                             ======        ======        =======        =====         ========         =========

Three Months Ended
  March 31, 2001

BALANCE, JANUARY 1, 2001                     20,939        $2,094        $ 9,760        $  --         $162,198         $ 174,052

  Net income for period                                                                                  4,258             4,258

  Issuance of common stock
    under stock option and
    incentive plans, net                         45             4            249           --               --               253

  Tax benefit from exercise of
    stock options                                --            --              8           --               --                 8

  Other comprehensive income
    associated with interest rate
    swap agreements, net of
    amortization                                 --            --             --         (685)              --              (685)
                                             ------        ------        -------        -----         --------         ---------

BALANCE, MARCH 31, 2001                      20,984        $2,098        $10,017        $(685)        $166,456         $ 177,886
                                             ======        ======        =======        =====         ========         =========

          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                    Three Months
                                                                                   Ended March 31,
                                                                            ---------------------------
                                                                              2001               2000
                                                                            --------           --------
Operating Activities:
  Net income                                                                $  4,258           $  3,945

  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation                                                               3,008              1,812
    Amortization                                                                 694                299
    Provision for doubtful accounts and notes                                    438                268
    Gain on sale of fixed assets                                                (806)               (68)
    Deferred income taxes                                                        322                132
    Equity in loss from joint ventures                                           214                324
    Changes in operating assets and liabilities,
      net of effect of assets acquired:
        Receivables                                                            2,004            (14,885)
        Inventories                                                           (3,084)           (12,727)
        Other current assets                                                  (2,926)             3,783
        Other assets                                                          (2,142)              (752)
        Accounts payable, trade                                               (4,320)            (2,547)
        Federal and state income taxes
          refundable or payable                                                2,601              2,573
        Other current liabilities                                             (2,058)            (4,718)
        Noncurrent liabilities                                                   104                 28
                                                                            --------           --------

    Net cash used in operating activities                                     (1,693)           (22,533)
                                                                            --------           --------

Investing Activities:
  Purchase of property, plant and equipment                                   (2,972)            (1,219)
  Purchase of net assets of retail tire stores                                (3,316)                --
  Investments in joint ventures, net of distributions received                   (97)                --
  Proceeds from asset dispositions                                             1,727                 --
  Other                                                                           --                 60
                                                                            --------           --------

    Net cash used in investing activities                                     (4,658)            (1,159)
                                                                            --------           --------

Financing Activities:
  Net bank borrowings under short-term
    borrowing arrangements                                                    11,607              5,265
  Increase (decrease) in outstanding checks, net                              (5,790)            18,116
  Payments on long-term debt and capital lease obligations                      (121)               (14)
  Issuance of common stock under stock option
    and incentive plans                                                          257                 --
                                                                            --------           --------

    Net cash provided by financing activities                                  5,953             23,367
                                                                            --------           --------

Change in cash and cash equivalents                                             (398)              (325)

Cash and cash equivalents:
  Balance - Beginning of year                                                  1,681              1,273
                                                                            --------           --------

  Balance - End of period                                                   $  1,283           $    948
                                                                            ========           ========

                                 TBC CORPORATION

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                               Three Months
                                                                              Ended March 31,
                                                                        -------------------------
                                                                         2001              2000
                                                                        -------           -------
Supplemental Disclosures of Cash Flow Information:
  Cash paid (received) for - Interest                                   $ 1,723           $ 2,084
                           - Income Taxes                                   155              (121)

Supplemental Disclosure of Non-Cash Financing Activity:
  Tax benefit from exercise of stock options                                  8                --
  Issuance of restricted stock under stock incentive plan,
    net of shares received for tax withholding                               (4)              112

Supplemental Disclosure of Non-Cash Investing
  and Financing Activities:
    In 2001, the Company purchased the assets of
    certain retail tire stores located in the southeastern
    United States at a combined cash purchase price of
    $3,316. The transaction was accounted for under
    the purchase method, as follows:
      Estimated fair value of assets acquired                               614
      Goodwill                                                            2,702
      Cash paid                                                          (3,316)
                                                                        -------

      Liabilities assumed                                               $    --
                                                                        =======

          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       FINANCIAL STATEMENT PRESENTATION

                  The December 31, 2000 balance sheet was derived from audited financial statements. The consolidated balance sheet as of March 31, 2001, and the consolidated statements of income, stockholders' equity and cash flows for the periods ended March 31, 2001 and 2000, have been prepared by the Company, without audit. It is Management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2001 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report.


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

                                                                   Three Months
                                                                  Ended March 31,
                                                              ----------------------
                                                               2001            2000
                                                              ------          ------
                  Weighted average common
                    shares outstanding                        20,962          21,201

                  Common share equivalents                        54              --
                                                              ------          ------

                  Weighted average common shares
                    and equivalents outstanding               21,016          21,201
                                                              ======          ======

3.       SEGMENT INFORMATION

                  The Company is principally engaged in the marketing and distribution of tires in the automotive replacement market. Prior to the acquisition of Tire Kingdom in June 2000, the Company's only business segment was wholesale distribution. As a result of the acquisition of Tire Kingdom and its chain of retail tire and automotive service centers, the Company currently has two business segments: wholesale and retail. The Company evaluates the performance of its two operating segments based on earnings before interest, taxes, depreciation and amortization (EBITDA). Segment information for the three months ended March 31, 2001 is as follows (in thousands):

                                                               Wholesale          Retail            Total
                                                               ---------         --------          --------
                  Net sales to external customers              $166,125          $ 61,068          $227,193

                  Inter-segment net sales                         7,611                --             7,611

                  Segment EBITDA                                 12,256             2,206            14,462

                  Segment total assets                          354,032           100,701           454,733

4.       ADOPTION OF SFAS NO. 133

                  The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), on January 1, 2001. SFAS No. 133, as amended, requires the Company to recognize all derivative instruments on the balance sheet at fair value. The Company has certain interest-rate swap agreements which are hedge instruments and are thus accounted for under SFAS No. 133. Such interest-rate swaps expire over periods of five years or less and are cash-flow hedges since they are used to convert a portion of the Company's variable-rate bank debt to fixed rates and thereby minimize earnings fluctuations caused by interest rate volatility. Changes in the fair value of interest-rate swaps are recorded in other comprehensive income, until earnings are affected by the variability of actual cash flows. As of March 31, 2001, deferred net losses on interest- rate swaps accumulated in other comprehensive income totaled $685,000, of which approximately $409,000 was expected to be reclassified to interest expense within the next twelve months, in conjunction with the expected realization of assumed interest rates. For the three months ended March 31, 2001, amounts included in the statement of income associated with the adoption and provisions of SFAS No. 133 were not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         The Company's financial position and liquidity remain strong. Working capital totaled $162.2 million at March 31, 2001 compared to $156.6 million at December 31, 2000. Current accounts and notes receivable increased by $2.5 million compared to the level at the end of 2000, due largely to a $3.2 million note receivable associated with the sale and leaseback of a distribution facility operated by the Company's Big O Tires, Inc. subsidiary during the first quarter of 2001. Inventories increased $3.1 million from the December 31, 2000 level, in anticipation of seasonal sales increases. Other current assets at March 31, 2001 were $2.9 million higher than at the end of 2000, due principally to an increase in retail stores under development.

         The net amount owed to banks and vendors, consisting of the combined balances of cash and cash equivalents, outstanding checks, notes payable to banks and accounts payable, increased by $1.9 million from December 31, 2000 to March 31, 2001. This increase, together with cash generated from operations and the distribution facility sale, enabled the Company to fund the above-noted increases in inventories and other current assets as well as capital expenditures totaling $3.0 million during the first three months of 2001. The Company was also able to purchase the assets of certain retail tire store locations during the first three months of 2001 for a combined purchase price of $3.3 million.

RESULTS OF OPERATIONS

         As a result of the Company's acquisition of Tire Kingdom, Inc. ("Tire Kingdom") in June 2000, there were a number of significant changes in income statement items between the three months ended March 31, 2001 and the year-earlier period.

         Net sales increased 28.1% during the first three months of 2001 compared to the year-earlier level. Unit tire shipments increased 7.0% and the average tire sales price increased 9.0% compared to the year-earlier results, due largely to the addition of retail tire units sold by Tire Kingdom. Net sales also increased due to the addition of mechanical and maintenance services performed by Tire Kingdom's retail stores. The revenue from such services, which is included in non-tire sales, caused the percentage of total sales attributable to tires to shift from 93% in the first quarter of 2000 to 85% in the current period. Excluding the results of Tire Kingdom, net sales declined 9.8%, due principally to a decline in unit tire volume partially offset by a small increase in the average tire sales price. The lower wholesale unit tire shipments during the current quarter reflected a pattern of overall industrywide weakness. Announced industry price increases, effective in January 2001, led to advance purchasing activity and a period of strong unit tire shipments during the fourth quarter of 2000. The current quarter comparison of the Company's wholesale tire shipments was also against an unusually strong unit gain of 8.9% in the first three months of 2000.

         Cost of sales as a percentage of net sales decreased from 82.0% in the first quarter of 2000 to 72.8% in the current quarter, due primarily to the addition of Tire Kingdom's retail business. The gross margin percentages on retail sales are generally higher than on sales by the Company's wholesale business. Excluding the impact of Tire Kingdom, the cost of sales as a percentage of net sales was 80.6% in the current quarter compared to 82.0% in the first three months of 2000. The improved cost of sales percentage in the current quarter was due in part to an increased percentage of shipments to franchised dealers as well as a reduction in warranty-related costs.

         Distribution expenses as a percentage of net sales were 5.4% in the current quarter compared to 6.3% in the first quarter of 2000. The reduction was associated with Tire Kingdom, which as a retailer generally experiences lower warehousing and product delivery costs as a percentage of its sales than TBC's wholesale business. Aside from Tire Kingdom, distribution expenses in the current quarter decreased 3.4% from the year-earlier level and equaled 6.8% of net sales. The fixed component of such expenses caused them to decline at a lesser rate than net sales, which led to the increase in overall wholesale distribution expenses as a percentage of net sales.

         Selling, administrative and retail store expenses increased $27.7 million in the first quarter of 2001 compared to the year-earlier level, due principally to the inclusion of Tire Kingdom's expenses in the current quarter. Expenses for Tire Kingdom are normally higher than for the Company's wholesale business, since payroll, operating and service-related costs for the retail stores are included, in addition to other selling and administrative expenses. Excluding Tire Kingdom's expenses, which totaled $28.5 million in the current quarter, selling and administrative expenses were down 6.2% compared to the first quarter of 2000.

         Net interest expense increased $1.3 million in the first quarter of 2001 compared to the same period in 2000. The increases were attributable to the combined effects of higher bank borrowing levels and higher borrowing rates, both of which were significantly affected by the borrowings necessary to fund the Tire Kingdom acquisition.

         Net other income was greater in the current quarter than in the first three months of 2000, due primarily to a $714,000 pre-tax gain on the aforementioned sale and leaseback of a Big O distribution facility.

         The Company's effective tax rate increased from 39.6% in the first three months of 2000 to 42.0% in the current quarter, due to the impact of non-deductible goodwill associated with the Tire Kingdom acquisition as well as an increased provision for state income taxes.

         Earnings per share in the first three months of 2001 totaled $0.20, including a net gain of $0.02 from the previously-mentioned sale and leaseback transaction, compared to $0.19 per share in the year-earlier period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to certain financial market risks, the most predominant of which is the fluctuation in interest rates. At March 31, 2001, the Company owed $103.6 million to banks under its credit facilities, which represented its primary exposure to market risk for a change in interest rates. The Company's operating results are affected by changes in interest rates. If interest rates increase by 25 basis points, the Company's annual interest expense would increase by approximately $259,000 based on the balance outstanding at March 31, 2001.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - See Index to Exhibits

         (b) No reports on Form 8-K were filed during the three months ended March 31, 2001.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       TBC CORPORATION



May 9, 2001                            By /s/ Thomas W. Garvey
                                         -------------------------
                                         Thomas W. Garvey
                                         Executive Vice President,
                                           Chief Financial Officer
                                           and Treasurer

                                INDEX TO EXHIBITS

Exhibit No.                         Description
-----------                         -----------
  (4)         INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
              HOLDERS, INCLUDING INDENTURES:

   4.1        Amended and Restated Note Agreement, dated as of January 31,
              2001, between TBC Corporation and The Prudential Insurance
              Company of America

   4.2        Amended and Restated Credit Agreement, dated as of January 5,
              2001, among TBC Corporation, the lenders party thereto and First Tennessee Bank National Association, as Administrative
              Agent, and The Chase Manhattan Bank, as Co-Administrative
              Agent

  (10)        MATERIAL CONTRACTS

              Material Contracts and Compensatory Plans or Arrangements

   10.1       Executive Employment Agreement, dated as of January 19, 2001, between TBC Corporation and Thomas W. Garvey (without Exhibit
              A thereto, which is substantially identical to the form of
              Trust Agreement filed as Exhibit 10.3 to the TBC Corporation
              Quarterly Report on Form 10-Q for the quarter ended March 31,
              1998)

   10.2       Letter Agreement, dated February 27, 2001, between TBC
              Corporation and Ronald E. McCollough