Form 10-Q
period 2001-06-30
TBC CORP
filed 2001-08-15
CIK 718449

                                                                      CONFORMED

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

20,987,415 Shares of Common Stock were outstanding as of June 30, 2001.

                                  Page 1 of 13

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                     ASSETS

                                                      June  30,    December 31,
                                                         2001        2000
                                                       -------      -------
CURRENT ASSETS:                                      (Unaudited)

      Cash and cash equivalents                       $  1,569     $  1,681

      Accounts and notes receivable, less
         allowance for doubtful accounts of
         $8,125 on June 30, 2001 and
         $7,831 on December 31, 2000:
              Related parties                           20,468       16,942
              Other                                    101,613       94,836
                                                       -------       ------

              Total accounts and notes receivable      122,081      111,778

      Inventories                                      175,636      168,141
      Refundable federal and state income taxes          2,289        3,099
      Deferred income taxes                             12,295       12,506
      Other current assets                              13,014       10,594
                                                        ------       ------

              Total current assets                     326,884      307,799
                                                       -------      -------

PROPERTY, PLANT AND EQUIPMENT, AT COST:

      Land and improvements                              3,598        5,755
      Buildings and leasehold improvements              24,491       27,433
      Furniture and equipment                           50,491       48,132
                                                        ------       ------
                                                        78,580       81,320
      Less accumulated depreciation                     32,266       27,772
                                                        ------       ------
              Total property, plant and equipment       46,314       53,548
                                                        ------       ------

TRADEMARKS, NET                                         15,809       15,987
                                                        ------       ------

GOODWILL, NET                                           52,497       50,760
                                                        ------       ------

OTHER ASSETS                                            27,756       22,539
                                                        ------       ------

TOTAL ASSETS                                          $469,260     $450,633
                                                      ========     ========

          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                June 30,     December 31,
                                                  2001           2000
                                                -------        --------
CURRENT LIABILITIES:                           (Unaudited)

      Outstanding checks, net                  $  10,581      $  10,037

      Notes payable to banks                      32,000         11,993

      Current portion of long-term debt
         and capital lease obligations            16,419         13,948

      Accounts payable, trade                     62,438         75,407

      Other current liabilities                   39,377         39,770
                                                  ------         ------

              Total current liabilities          160,815        151,155
                                                 -------        -------

LONG-TERM DEBT AND CAPITAL LEASE
   OBLIGATIONS, LESS CURRENT PORTION             112,501        113,531
                                                 -------        -------

NONCURRENT LIABILITIES                             5,354          5,111
                                                   -----          -----

DEFERRED INCOME TAXES                              7,000          6,784
                                                   -----          -----

STOCKHOLDERS' EQUITY:
      Common stock, $.10 par value,
         shares issued and outstanding -
         20,987 on June 30, 2001 and
         20,939 on December 31, 2000               2,099          2,094

      Additional paid-in capital                  10,241          9,760

      Other comprehensive income                    (488)          --

      Retained earnings                          171,738        162,198
                                                 -------        -------

              Total stockholders' equity         183,590        174,052
                                                 -------        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 469,260      $ 450,633
                                               =========      =========

          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)

                                   (Unaudited)

                                                            Three Months                       Six Months
                                                           Ended June 30,                    Ended June 30,
                                                           ---------------                   ---------------

                                                          2001           2000               2001           2000
                                                          ----           ----               ----           ----

NET SALES *                                            $ 255,486      $ 206,434          $ 482,679      $ 383,823
                                                       ---------      ---------          ---------      ---------

COSTS AND EXPENSES:
    Cost of sales                                        188,562        164,744            354,027        310,247
    Distribution expenses                                 12,547         11,734             24,742         22,948
    Selling, administrative and
        retail store expenses                             42,806         19,648             82,938         32,059
    Interest expense - net                                 2,835          2,779              6,258          4,887
    Other (income) expense - net                            (587)          (665)            (1,945)        (1,041)
                                                        ---------      ---------          ---------      ---------
               Total costs and expenses                  246,163        198,240            466,020        369,100
                                                         -------        -------            -------        -------

INCOME BEFORE INCOME TAXES                                 9,323          8,194             16,659         14,723

PROVISION FOR INCOME TAXES                                 3,798          3,185              6,876          5,769
                                                        ---------      ---------          ---------      ---------
NET INCOME                                             $   5,525      $   5,009          $   9,783      $   8,954
                                                       =========      =========          =========      =========

EARNINGS PER SHARE -
    Basic                                              $     .26      $     .24          $     .47      $     .42
                                                       =========      =========          =========      =========

    Diluted                                            $     .26      $     .24          $     .46      $     .42
                                                       =========      =========          =========      =========

   *    Including sales to related parties of $22,812 and $21,693 in the three months ended June 30,
        2001 and 2000, respectively and $43,336 and $41,457 in the six months ended June 30, 2001 and 2000, respectively.

          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                           CONSOLIDATED STATEMENTS OF

                              STOCKHOLDERS' EQUITY

                                 (In thousands)

                                   (Unaudited)

                                                                               Other
                                             Common Stock       Additional    Compre-
                                       Number of                  Paid-In     hensive    Retained
                                         Shares       Amount      Capital      Income    Earnings       Total
                                         ------       ------      -------      ------    --------       -----

Six Months Ended
    June 30, 2000

BALANCE, JANUARY 1, 2000                21,182    $   2,118    $   9,639    $    --      $ 144,625    $ 156,382

  Net income for period                                                                      8,954        8,954

  Issuance of common stock
     under stock option and
     incentive plans, net                   42            4          233         --           --            237
                                        ------       ------      -------     --------     --------    ---------

BALANCE, JUNE 30, 2000                  21,224    $   2,122    $   9,872    $    --      $ 153,579    $ 165,573
                                        ======    =========    =========    ========     =========    =========

Six Months Ended
    June 30, 2001

BALANCE, JANUARY 1, 2001                20,939    $   2,094    $   9,760    $    --      $ 162,198    $ 174,052

   Net income for period                                                                     9,783        9,783

   Issuance of common stock
     under stock option and
     incentive plans, net                   78            8          467         --           --            475

   Repurchase and retirement
     of common stock                       (30)          (3)         (15)        --           (243)        (261)

   Tax benefit from exercise of
     stock options                        --           --             29         --           --             29

   Other comprehensive income
     associated with interest rate
     swap agreements, net                 --           --           --           (488)        --           (488)
                                        ------       ------      -------     --------     --------    ---------

BALANCE, JUNE 30, 2001                  20,987    $   2,099    $  10,241    $    (488)   $ 171,738    $ 183,590
                                        ======    =========    =========    ========     =========    =========

          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)

                                                                           Six Months
                                                                         Ended June 30,
                                                                       -------------------
                                                                        2001          2000
                                                                       ------        ------
Operating Activities:
   Net income                                                        $  9,783      $  8,954

   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
         Depreciation                                                   5,861         3,925
         Amortization                                                   1,451           669
         Provision for doubtful accounts and notes                      1,063           407
         Gain on sale of fixed assets                                    (948)          (99)
         Deferred income taxes                                            428          (311)
         Equity in loss from joint ventures                                 4           214
         Changes in operating assets and liabilities,
           net of effect of assets acquired:
             Receivables                                              (10,661)      (23,584)
             Inventories                                               (7,303)      (20,475)
             Other current assets                                      (3,203)        6,855
             Other assets                                              (4,882)       (2,268)
             Accounts payable, trade                                  (12,969)       32,928
             Federal and state income taxes
                refundable or payable                                     839         1,186
             Other current liabilities                                   (947)       (5,192)
             Noncurrent liabilities                                       124            86
                                                                      -------        ------
         Net cash used in operating activities                        (21,360)        3,295
                                                                      --------       -------

Investing Activities:
   Purchase of property, plant and equipment                           (4,176)       (6,091)
   Acquisition of Tire Kingdom, Inc., net of cash acquired                 --       (43,404)
   Purchase of net assets of retail tire stores                        (3,644)           --
   Investments in joint ventures, net of distributions received          (145)          (41)
   Proceeds from asset dispositions                                     6,958           117
   Other                                                                   85            --
                                                                        ------        ------

         Net cash used in investing activities                           (922)      (49,419)
                                                                        -------     --------
Financing Activities:
   Net bank borrowings under short-term
      borrowing arrangements                                           20,007        47,265
   Increase (decrease) in outstanding checks, net                         544          (985)
   Proceeds from long-term debt                                         4,000          --
   Reduction of long-term debt and capital lease obligations           (2,559)          (44)
   Issuance of common stock under stock option
       and incentive plans                                                439          --
   Repurchase and retirement of common stock                             (261)         --
                                                                       -------       -------
         Net cash provided by financing activities                     22,170        46,236
                                                                       -------       -------
Change in cash and cash equivalents                                      (112)          112

Cash and cash equivalents:
   Balance - Beginning of year                                          1,681         1,273
                                                                       -------       -------
   Balance - End of period                                           $  1,569      $  1,385
                                                                       =======       =======

                                 TBC CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                 (In thousands)

                                   (Unaudited)

                                                                       Six Months
                                                                     Ended June 30,
                                                                   ------------------
                                                                   2001         2000
                                                                  ------       ------
Supplemental Disclosures of Cash Flow Information:
   Cash paid for - Interest                                     $  5,094      $  4,550
                 - Income Taxes                                    5,610         4,893

Supplemental Disclosure of Non-Cash Financing Activity:
   Tax benefit from exercise of stock options                         29          --
   Issuance of restricted stock under stock incentive plan,
      net of shares received for tax withholding                      36           237

Supplemental Disclosure of Non-Cash Investing
  and Financing Activities:
   In 2001, the Company purchased the assets of
   certain retail tire stores located in the southeastern
   United States at a combined cash purchase price of
   $3,644.  The transaction was accounted for under
   the purchase method, as follows:
         Estimated fair value of assets acquired                     708
         Goodwill                                                  2,936
         Cash paid                                                (3,644)
                                                                 --------
         Liabilities assumed                                    $   --
                                                                 ========
   Effective June 1, 2000, the Company completed the
   acquisition of Tire Kingdom, Inc. for a total purchase
   price of $45,000, less certain adjustments and plus
   applicable closing costs.  The acquisition was accounted
   for under the purchase method, as follows:
         Estimated fair value of assets acquired                                61,881
         Goodwill                                                               31,224
         Cash paid                                                             (43,404)
                                                                               --------
         Liabilities assumed                                                  $ 49,701
                                                                               ========

          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.         Financial Statement Presentation

                  The December 31, 2000 balance sheet was derived from audited financial statements.  The consolidated balance sheet as of June 30, 2001, and the consolidated statements of income, stockholders' equity and cash flows for the periods ended June 30, 2001 and 2000, have been prepared by the Company, without audit.
         It is Management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2001 and for all periods presented.
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

                  Certain reclassifications have been made in the balance sheet, statement of income and statement of cash flows for prior periods, to conform to the 2001 presentation, with no effect on previously reported net income.

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

                                                 Three Months              Six Months
                                                Ended June 30,          Ended June 30,
                                                --------------          --------------
                                                2001      2000        2001      2000
                                                ----      ----        ----      ----

         Weighted average common
            shares outstanding                20,987     21,215     20,975     21,208

         Common share equivalents                205          -        129          -
                                               -----     ------     ------     ------

         Weighted average common shares
            and equivalents outstanding       21,192     21,215     21,104     21,208
                                              ======     ======     ======     ======

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

                  At June 30, 2000, total assets for the wholesale and retail segments were
         $386,492,000 and $94,991,000, respectively. Operating results for the six months ended June 30, 2000 only included the retail segment for one month and net sales and
         EBITDA for the retail segment were therefore not significant in relation to the total consolidated results.  Segment information for the six months ended June 30, 2001 was as follows (in thousands):

                                                   Wholesale        Retail         Total
                                                   ---------        ------         -----

              Net sales to external customers       $354,760       $127,919       $482,679

              Inter-segment net sales                 21,246              -         21,246

              Segment EBITDA                          24,081          6,062         30,143

              Segment total assets                   359,121        110,139        469,260

4.       Adoption of SFAS No. 133

                  The Company adopted Statement of Financial Accounting Standards No. 133,
         "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), on
         January 1, 2001.  SFAS No. 133, as amended, requires the Company to recognize all derivative instruments on the balance sheet at fair value.  The Company has certain interest-rate swap agreements which are hedge instruments and are thus accounted
         for under SFAS No. 133.   Such interest-rate swaps expire over periods of five years or less and are cash-flow hedges since they are used to convert a portion of the
         Company's variable-rate bank debt to fixed rates and thereby minimize earnings fluctuations caused by interest rate volatility.  Changes in the fair value of interest-rate swaps are recorded in other comprehensive income, until earnings are affected by the variability of actual cash flows.  As of June 30, 2001, deferred net losses on interest-
         rate swaps accumulated in other comprehensive income totaled $488,0000.
         Approximately $497,000 was expected to be reclassified to interest expense within the next twelve months, in conjunction with the expected realization of assumed interest rates.  For the six months ended June 30, 2001, amounts included in the statement of income associated with the adoption and provisions of SFAS No. 133 were not material.

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations

Financial Condition

         The Company's financial position and liquidity remain strong.  Working capital totaled
$166.1 million at June 30, 2001 compared to $156.6 million at December 31, 2000.

         Current accounts and notes receivable increased by $10.3 million and inventories increased by $7.5 million compared to the December 31, 2000 levels, due principally to seasonal fluctuations. Other current assets increased by $2.4 million and other noncurrent assets increased by $5.2 million compared to levels at the end of 2000, related primarily to the development of franchised retail stores.

         The net amount owed to banks and vendors, (consisting of the combined balances of cash and cash equivalents, outstanding checks, notes and debt payable to banks, and accounts payable) increased by $9.1 million from December 31, 2000 to June 30, 2001.  This increase, together with cash generated from operations and proceeds of $7.0 million from disposition of fixed assets, enabled the Company to fund the above-noted increases in receivables, inventories and other assets during the first six months of 2001.  In addition, the Company was able to fund capital expenditures totaling $4.2 million and purchase the assets of certain retail tire store locations for a combined purchase price of $3.6 million during the first half of 2001.

Results of Operations

         As a result of the Company's acquisition of Tire Kingdom, Inc. ("Tire Kingdom") in June
2000, there were a number of significant changes in income statement items between the three months and six months ended June 30, 2001 and the year-earlier periods.  Results in the year-earlier periods only included Tire Kingdom for the month of June 2000.

         Net sales increased 23.8% during the second quarter and 25.8% in the first six months of 2001 compared to the year-earlier levels.  Unit tire shipments increased 8.8% in the current quarter and 7.9% in the first half of 2001 compared to the year-earlier results.  The average tire sales price increased 6.7% in the second quarter and 7.8% in the first six months of 2001 compared to the results in the same periods of 2000.  The increases in unit tire volume and the average tire sales price were due principally to the inclusion of retail tire units sold by Tire
Kingdom during all of 2001.  Net sales also benefited from the increased revenue from mechanical and maintenance services performed by Tire Kingdom's retail stores.  The revenue from such services,  which is included in non-tire sales, caused the percentage of total sales attributable to tires to shift from 91% and 92% in the second quarter and first half of 2000, respectively, to 85% in both the current quarter and first six months of 2001.

         Excluding the results of Tire Kingdom, net sales declined 2.4% in the current quarter and 6.0% in the year-to-date period, due principally to lower unit tire volume which was somewhat offset by a small increase in the average tire sales price.  The lower wholesale unit tire shipments during the first six months of 2001 reflected a pattern of overall industrywide softness in demand.  The industry conditions were especially pronounced in the first few months of 2001, following announced industry price increases, effective in January 2001, which led to advance purchasing activity and a period of strong unit tire shipments during the fourth quarter of 2000.

         Cost of sales as a percentage of net sales decreased from 79.8% in the second quarter of 2000 to 73.8% in the current quarter, and from 80.8% in the first six months of 2000 to
73.3% in the first half of 2001.  These reductions were due primarily to the full-period impact of Tire Kingdom's retail business in 2001, since the gross margin percentages on retail sales are generally higher than on sales to the Company's wholesale customers and franchised retail stores. Excluding the impact of Tire Kingdom, the cost of sales as a percentage of net sales declined from 82.2% in the second quarter of 2000 to 81.3% in the current quarter, and from 82.1% in the first half of 2000 to 80.9% in the first six months of 2001.  The improved cost of sales percentages in the current year were principally related to increases in the percentage of shipments to franchised retail stores as well as reductions in warranty-related costs.

         Distribution expenses as a percentage of net sales were 4.9% in the current quarter compared to 5.7% in the second quarter of 2000.  For the year-to-date period, distribution expenses were 5.1% of net sales in 2001 versus 6.0% in 2000. The reductions were associated with the inclusion of Tire Kingdom for the full periods in 2001.  As a retailer, Tire
Kingdom generally experiences lower warehousing and product delivery costs as a percentage of its sales than the Company experiences on sales to its wholesale customers and franchised retail stores.  Excluding Tire Kingdom, distribution expenses decreased 1.7% in the current quarter and 2.5% in the first six months of 2001 compared to the year-earlier levels and were relatively unchanged as a percentage of net sales.

         Selling, administrative and retail store expenses increased $23.2 million in the second quarter and $50.9 million in the first six months of 2001 compared to the year-earlier levels, due principally to the inclusion of Tire Kingdom's expenses for the full periods in 2001.
Expenses for Tire Kingdom are normally higher than for the Company's other business units, since payroll, operating and service-related costs for the retail stores are included, in addition to other selling and administrative expenses.  Aside from Tire Kingdom's expenses, selling and administrative expenses were up $1.6 million in the current quarter and $806,000 in the first half of 2001, compared to the year-earlier levels.  The additional expenses were principally related to increased market development and store conversion costs associated with the expansion of the Company's franchised retail system.

         Net interest expense was relatively unchanged in the second quarter and increased
$1.4 million in the first six months of 2001 compared to the same periods in 2000.  The net expense in the current quarter reflected a slight decrease in total average borrowings which virtually offset an increase in overall borrowing rates compared to the year-earlier levels.
The year-to-date change included the combined effects of higher average borrowings and higher borrowing rates compared to the 2000 levels.  The higher average borrowings during the first six months of 2001 were principally associated with the borrowings made to fund the Tire
Kingdom acquisition in June 2000.  The structure of the Company's borrowing agreements was changed as a result of the acquisition to include somewhat higher interest rate spreads based upon the Company's leverage ratio.  This change caused the average borrowing rates in
2001 to be higher, even though market interest rates were lower than during the first half of 2000.

     Other income-net did not change significantly in the current quarter compared to the second quarter of 2000.  For the first six months, other income-net increased $904,000, due principally to a $714,000 pre-tax gain in the first quarter related to the sale and leaseback of a distribution facility.

         The Company's effective tax rate increased from 38.9% in the second quarter of 2000 to 40.7% in the current quarter and from 39.2% in the first six months of 2000 to 41.3% in the first half of 2001.  The increases were related to the impact of non-deductible goodwill associated with the Tire Kingdom acquisition as well as increased provisions for state income taxes.

         Diluted earnings per share in the first six months of 2001 totaled $0.46, compared to
$0.42 per share in the year-earlier period.  Earnings in 2001 include a net gain of $0.02 in the first quarter from the previously-mentioned sale and leaseback transaction.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

            The Company is exposed to certain financial market risks.  The most predominant of these risks is the fluctuation in interest rates associated with bank borrowings, since changes in interest expense affect the Company's operating results.  At June 30, 2001, the
Company owed $109.7 million to banks under its credit facilities, of which $85.4 million was not hedged by interest-rate swap agreements and was thus subject to market risk for a change in interest rates.  If interest rates increase by 25 basis points, the Company's annual interest expense would increase by approximately $214,000 based on the outstanding balance which was not hedged at June 30, 2001.

PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

            At the Company's Annual Meeting of Stockholders held on April 25, 2001, Messrs.
Charles A. Ledsinger, Jr., William J. McCarthy, and Raymond E. Schultz were elected as directors of the Company for a term expiring at the 2004 Annual Meeting of Stockholders.

            The number of shares voted for each director and the number of shares with respect to which authority to vote was withheld were as follows: 17,873,768 shares were voted for Mr.
Ledsinger and authority to vote 202,526 shares for Mr. Ledsinger was withheld; 17,871,256 shares were voted for Mr. McCarthy and authority to vote 205,038 shares for Mr. McCarthy was withheld; and 17,872,348 shares were voted for Mr. Schultz and authority to vote
203,946 shares for Mr. Schultz was withheld.

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

                                                          TBC CORPORATION

August 14, 2001                                            By    /s/ Thomas W. Garvey
                                                                Thomas W. Garvey
                                                                Executive Vice President,
                                                                 Chief Financial Officer
                                                                 and Treasurer

