Form 10-Q/A
period 2001-03-31
TBC CORP
filed 2001-11-13
CIK 718449

CONFORMED

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

[X]	AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-11579

TBC CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0600670

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

4770 Hickory Hill Road Memphis, Tennessee	38141

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (901) 363-8030

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

     On May 11, 2001, TBC Corporation filed with the Commission a Quarterly Report on Form 10-Q, for the quarter ended March 31, 2001. Set forth below are sections from such Report that are being restated in their entirety to include revised financial information, all of which are being filed with this amendment.

     The restatement for the quarter ended March 31, 2001 is related to a change in the recognition of a gain from a sale and leaseback transaction. The gain, which totaled $714,000 before taxes and $428,000 after taxes, or $0.02 per share, was previously recognized immediately and included in reported results for the first quarter of 2001. It was also previously cited in the Management’s Discussion and Analysis as a factor which affected the quarter-to-quarter comparison of net other income and earnings per share. After further review and analysis of the lease agreement, the Company determined that such gain should not have been recognized immediately but rather deferred and recognized over the life of the lease.

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TBC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	March 31,	December 31,
	2001	2000

	(Unaudited)
CURRENT ASSETS:

Cash and cash equivalents	$1,283	$1,681

Accounts and notes receivable, less allowance for doubtful accounts of $8,069 on March 31, 2001 and $7,831 on December 31, 2000:

Related parties	17,165	16,942

Other	97,157	94,836

Total accounts and notes receivable	114,322	111,778

Inventories	171,225	168,141

Refundable federal and state income taxes	506	3,099

Deferred income taxes	12,304	12,506

Other current assets	13,516	10,594

Total current assets	313,156	307,799

PROPERTY, PLANT AND EQUIPMENT, AT COST:

Land and improvements	5,787	6,782

Buildings and leasehold improvements	24,864	27,906

Furniture and equipment	49,436	48,132

	80,087	82,820

Less accumulated depreciation	29,811	27,787

Total property, plant and equipment	50,276	55,033

TRADEMARKS, NET	15,875	15,987

GOODWILL, NET	52,930	50,760

OTHER ASSETS	22,496	21,054

TOTAL ASSETS	$454,733	$450,633

See accompanying notes to consolidated financial statements.

TBC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2001	2000

	(Unaudited)
CURRENT LIABILITIES:

Outstanding checks, net	$4,247	$10,037

Notes payable to banks	23,600	11,993

Current portion of long-term debt and capital lease obligations	13,852	13,948

Accounts payable, trade	71,087	75,407

Other current liabilities	38,195	39,770

Total current liabilities	150,981	151,155

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	113,506	113,531

NONCURRENT LIABILITIES	6,170	5,111

DEFERRED INCOME TAXES	6,618	6,784

STOCKHOLDERS’ EQUITY:

Common stock, $.10 par value, shares issued and outstanding - 20,984 on March 31, 2001 and 20,939 on December 31, 2000	2,098	2,094

Additional paid-in capital	10,017	9,760

Other comprehensive income	(685)	—

Retained earnings	166,028	162,198

Total stockholders’ equity	177,458	174,052

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$454,733	$450,633

See accompanying notes to consolidated financial statements.

TBC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months
	Ended March, 31

	2001	2000

NET SALES *	$227,193	$177,389

COSTS AND EXPENSES:

Cost of sales	165,465	145,503

Distribution expenses	12,195	11,214

Selling, administrative and retail store expenses	40,132	12,411

Interest expense — net	3,423	2,108

Other (income) expense — net	(644)	(376)

Total costs and expenses	220,571	170,860

INCOME BEFORE INCOME TAXES	6,622	6,529

PROVISION FOR INCOME TAXES	2,792	2,584

NET INCOME	$3,830	$3,945

EARNINGS PER SHARE -
Basic and diluted	$.18	$.19

*	Including sales to related parties of $20,524 and $19,764 in the three months ended March 31, 2001 and 2000, respectively.

See accompanying notes to consolidated financial statements.

TBC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock			Other
			Additional	Compre-
	Number of		Paid-In	hensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total

Three Months Ended March 31, 2000

BALANCE, JANUARY 1, 2000	21,182	$2,118	$9,639	$—	$144,625	$156,382

Net income for period					3,945	3,945

Issuance of common stock under stock option and incentive plans, net	19	2	110	—	—	112

BALANCE, MARCH 31, 2000	21,201	$2,120	$9,749	$—	$148,570	$160,439

Three Months Ended March 31, 2001

BALANCE, JANUARY 1, 2001	20,939	$2,094	$9,760	$—	$162,198	$174,052

Net income for period					3,830	3,830

Issuance of common stock under stock option and incentive plans, net	45	4	249	—	—	253

Tax benefit from exercise of stock options	—	—	8	—	—	8

Other comprehensive income associated with interest rate swap agreements, net of amortization	—	—	—	(685)	—	(685)

BALANCE, MARCH 31, 2001	20,984	$2,098	$10,017	$(685)	$166,028	$177,458

See accompanying notes to consolidated financial statements.

TBC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months
	Ended March 31,

	2001	2000

Operating Activities:

Net income	$3,830	$3,945

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation	3,008	1,812

Amortization	694	299

Provision for doubtful accounts and notes	438	268

Gain on sale of fixed assets	(92)	(68)

Deferred income taxes	36	132

Equity in loss from joint ventures	214	324

Changes in operating assets and liabilities, net of effect of assets acquired:

Receivables	2,004	(14,885)

Inventories	(3,084)	(12,727)

Other current assets	(2,926)	3,783

Other assets	(2,142)	(752)

Accounts payable, trade	(4,320)	(2,547)

Federal and state income taxes refundable or payable	2,601	2,573

Other current liabilities	(2,058)	(4,718)

Noncurrent liabilities	104	28

Net cash used in operating activities	(1,693)	(22,533)

Investing Activities:

Purchase of property, plant and equipment	(2,972)	(1,219)

Purchase of net assets of retail tire stores	(3,316)	—

Investments in joint ventures, net of distributions received	(97)	—

Proceeds from asset dispositions	1,727	—

Other	—	60

Net cash used in investing activities	(4,658)	(1,159)

Financing Activities:

Net bank borrowings under short-term borrowing arrangements	11,607	5,265

Increase (decrease) in outstanding checks, net	(5,790)	18,116

Payments on long-term debt and capital lease obligations	(121)	(14)

Issuance of common stock under stock option and incentive plans	257	—

Net cash provided by financing activities	5,953	23,367

Change in cash and cash equivalents	(398)	(325)

Cash and cash equivalents:

Balance — Beginning of year	1,681	1,273

Balance — End of period	$1,283	$948

TBC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

(Unaudited)

	Three Months
	Ended March 31,

	2001	2000

Supplemental Disclosures of Cash Flow Information:

Cash paid (received) for — Interest	$1,723	$2,084

— Income Taxes	155	(121)

Supplemental Disclosure of Non-Cash Financing Activity:

Tax benefit from exercise of stock options	8	—

Issuance of restricted stock under stock incentive plan, net of shares received for tax withholding	(4)	112

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

In 2001, the Company purchased the assets of certain retail tire stores located in the southeastern United States at a combined cash purchase price of $3,316. The transaction was accounted for under the purchase method, as follows:

Estimated fair value of assets acquired	614

Goodwill	2,702

Cash paid	(3,316)

Liabilities assumed	$—

See accompanying notes to consolidated financial statements.

TBC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Financial Statement Presentation

     The December 31, 2000 balance sheet was derived from audited financial statements. The consolidated balance sheet as of March 31, 2001, and the consolidated statements of income, stockholders’ equity and cash flows for the periods ended March 31, 2001 and 2000, have been prepared by the Company, without audit. It is Management’s opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2001 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

     The financial statements for the quarter ended March 31, 2001 have been restated as a result of a change in the recognition of a gain from a sale and leaseback transaction. The gain, which totaled $714,000 before taxes and $428,000 after taxes, or $0.02 per share, was previously recognized immediately and included in reported results for the first quarter of 2001. After further review and analysis of the lease agreement, the Company determined that such gain should not have been recognized immediately but rather deferred and recognized over the life of the lease.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2000 Annual Report.

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

	Three Months
	Ended March 31,

	2001	2000

Weighted average common shares outstanding	20,962	21,201

Common share equivalents	54	—

Weighted average common shares and equivalents outstanding	21,016	21,201

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3. Segment Information

     The Company is principally engaged in the marketing and distribution of tires in the automotive replacement market. Prior to the acquisition of Tire Kingdom in June 2000, the Company’s only business segment was wholesale distribution. As a result of the acquisition of Tire Kingdom and its chain of retail tire and automotive service centers, the Company currently has two business segments: wholesale and retail. The Company evaluates the performance of its two operating segments based on earnings before interest, taxes, depreciation and amortization (EBITDA). Segment information for the three months ended March 31, 2001 is as follows (in thousands):

	Wholesale	Retail	Total

Net sales to external customers	$166,125	$61,068	$227,193

Inter-segment net sales	7,611	—	7,611

Segment EBITDA	11,502	2,206	13,708

Segment total assets	354,032	100,701	454,733

     4. Adoption of SFAS No. 133

     The Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), on January 1, 2001. SFAS No. 133, as amended, requires the Company to recognize all derivative instruments on the balance sheet at fair value. The Company has certain interest-rate swap agreements which are hedge instruments and are thus accounted for under SFAS No. 133. Such interest-rate swaps expire over periods of five years or less and are cash-flow hedges since they are used to convert a portion of the Company’s variable-rate bank debt to fixed rates and thereby minimize earnings fluctuations caused by interest rate volatility. Changes in the fair value of interest-rate swaps are recorded in other comprehensive income, until earnings are affected by the variability of actual cash flows. As of March 31, 2001, deferred net losses on interest- rate swaps accumulated in other comprehensive income totaled $685,000, of which approximately $409,000 was expected to be reclassified to interest expense within the next twelve months, in conjunction with the expected realization of assumed interest rates. For the three months ended March 31, 2001, amounts included in the statement of income associated with the adoption and provisions of SFAS No. 133 were not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     The Company’s financial position and liquidity remain strong. Working capital totaled $162.2 million at March 31, 2001 compared to $156.6 million at December 31, 2000. Current accounts and notes receivable increased by $2.5 million compared to the level at the end of 2000, due largely to a $3.2 million note receivable associated with the sale and leaseback of a distribution facility operated by the Company’s Big O Tires, Inc. subsidiary during the first quarter of 2001. Inventories increased $3.1 million from the December 31, 2000 level, in anticipation of seasonal sales increases. Other current assets at March 31, 2001 were $2.9 million higher than at the end of 2000, due principally to an increase in retail stores under development.

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

Results of Operations

     As a result of the Company’s acquisition of Tire Kingdom, Inc. (“Tire Kingdom”) in June 2000, there were a number of significant changes in income statement items between the three months ended March 31, 2001 and the year-earlier period.

     Net sales increased 28.1% during the first three months of 2001 compared to the year- earlier level. Unit tire shipments increased 7.0% and the average tire sales price increased 9.0% compared to the year-earlier results, due largely to the addition of retail tire units sold by Tire Kingdom. Net sales also increased due to the addition of mechanical and maintenance services performed by Tire Kingdom’s retail stores. The revenue from such services, which is included in non-tire sales, caused the percentage of total sales attributable to tires to shift from 93% in the first quarter of 2000 to 85% in the current period. Excluding the results of Tire Kingdom, net sales declined 9.8%, due principally to a decline in unit tire volume partially offset by a small increase in the average tire sales price. The lower wholesale unit tire shipments during the current quarter reflected a pattern of overall industrywide weakness. Announced industry price increases, effective in January 2001, led to advance purchasing activity and a period of strong unit tire shipments during the fourth quarter of 2000. The current quarter comparison of the Company’s wholesale tire shipments was also against an unusually strong unit gain of 8.9% in the first three months of 2000.

     Cost of sales as a percentage of net sales decreased from 82.0% in the first quarter of 2000 to 72.8% in the current quarter, due primarily to the addition of Tire Kingdom’s retail business. The gross margin percentages on retail sales are generally higher than on sales by the Company’s wholesale business. Excluding the impact of Tire Kingdom, the cost of sales as a percentage of net sales was 80.6% in the current quarter compared to 82.0% in the first three months of 2000. The improved cost of sales percentage in the current quarter was due in part to an increased percentage of shipments to franchised dealers as well as a reduction in warranty-related costs.

     Distribution expenses as a percentage of net sales were 5.4% in the current quarter compared to 6.3% in the first quarter of 2000. The reduction was associated with Tire Kingdom, which as a retailer generally experiences lower warehousing and product delivery costs as a percentage of its sales than TBC’s wholesale business. Aside from Tire Kingdom, distribution expenses in the current quarter decreased 3.4% from the year-earlier level and equaled 6.8% of net sales. The fixed component of such expenses caused them to decline at a lesser rate than net sales, which led to the increase in overall wholesale distribution expenses as a percentage of net sales.

     Selling, administrative and retail store expenses increased $27.7 million in the first quarter of 2001 compared to the year-earlier level, due principally to the inclusion of Tire Kingdom’s expenses in the current quarter. Expenses for Tire Kingdom are normally higher than for the Company’s wholesale business, since payroll, operating and service-related costs for the retail stores are included, in addition to other selling and administrative expenses. Excluding Tire Kingdom’s expenses, which totaled $28.5 million in the current quarter, selling and administrative expenses were down 6.2% compared to the first quarter of 2000.

     Net interest expense increased $1.3 million in the first quarter of 2001 compared to the same period in 2000. The increases were attributable to the combined effects of higher bank borrowing levels and higher borrowing rates, both of which were significantly affected by the borrowings necessary to fund the Tire Kingdom acquisition.

     Net other income was greater in the current quarter than in the first three months of 2000, due primarily to improved results from joint ventures and real estate transactions.

     The Company’s effective tax rate increased from 39.6% in the first three months of 2000 to 42.2% in the current quarter, due to the impact of non-deductible goodwill associated with the Tire Kingdom acquisition as well as an increased provision for state income taxes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TBC CORPORATION

November 12, 2001	By /s/ Thomas W. Garvey Thomas W. Garvey Executive Vice President, Chief Financial Officer and Treasurer