Form 10-Q/A
period 2001-06-30
TBC CORP
filed 2001-11-13
CIK 718449

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

20,987,415 Shares of Common Stock were outstanding as of June 30, 2001.

     On August 14, 2001, TBC Corporation filed with the Commission a Quarterly Report on Form 10-Q, for the quarter ended June 30, 2001. Set forth below are sections from such Report that are being restated in their entirety to include revised financial information, all of which are being filed with this amendment.

     The restatement for the six months ended June 30, 2001 is related to a change in the recognition of a gain from a sale and leaseback transaction. The gain, which totaled $714,000 before taxes and $428,000 after taxes, or $0.02 per share, was previously recognized immediately in the first quarter of 2001 and included in the cumulative results for the first six months of 2001. It was also previously cited in the Management’s Discussion and Analysis as a factor which affected the period-to-period comparison of other income-net and earnings per share. After further review and analysis of the lease agreement, the Company determined that such gain should not have been recognized immediately but rather deferred and recognized over the life of the lease. This amendment also corrects a classification error in the property, plant and equipment section of the balance sheet, with no effect on total property, plant and equipment.

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TBC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	June 30,	December 31,
	2001	2000

	(Unaudited)
CURRENT ASSETS:

Cash and cash equivalents	$1,569	$1,681

Accounts and notes receivable, less allowance for doubtful accounts of $8,125 on June 30, 2001 and $7,831 on December 31, 2000:

Related parties	20,468	16,942

Other	101,613	94,836

Total accounts and notes receivable	122,081	111,778

Inventories	175,636	168,141

Refundable federal and state income taxes	2,289	3,099

Deferred income taxes	12,295	12,506

Other current assets	13,014	10,594

Total current assets	326,884	307,799

PROPERTY, PLANT AND EQUIPMENT, AT COST:

Land and improvements	5,465	6,697

Buildings and leasehold improvements	22,624	26,491

Furniture and equipment	50,491	48,132

	78,580	81,320

Less accumulated depreciation	32,266	27,772

Total property, plant and equipment	46,314	53,548

TRADEMARKS, NET	15,809	15,987

GOODWILL, NET	52,497	50,760

OTHER ASSETS	27,756	22,539

TOTAL ASSETS	$469,260	$450,633

See accompanying notes to consolidated financial statements.

TBC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2001	2000

	(Unaudited)
CURRENT LIABILITIES:

Outstanding checks, net	$10,581	$10,037

Notes payable to banks	32,000	11,993

Current portion of long-term debt and capital lease obligations	16,419	13,948

Accounts payable, trade	62,438	75,407

Other current liabilities	39,423	39,770

Total current liabilities	160,861	151,155

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	112,501	113,531

NONCURRENT LIABILITIES	6,022	5,111

DEFERRED INCOME TAXES	6,714	6,784

STOCKHOLDERS’ EQUITY:

Common stock, $.10 par value, shares issued and outstanding - 20,987 on June 30, 2001 and 20,939 on December 31, 2000	2,099	2,094

Additional paid-in capital	10,241	9,760

Other comprehensive income	(488)	—

Retained earnings	171,310	162,198

Total stockholders’ equity	183,162	174,052

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$469,260	$450,633

See accompanying notes to consolidated financial statements.

TBC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

NET SALES *	$255,486	$206,434	$482,679	$383,823

COSTS AND EXPENSES:

Cost of sales	188,562	164,744	354,027	310,247

Distribution expenses	12,547	11,734	24,742	22,948

Selling, administrative and retail store expenses	42,806	19,648	82,938	32,059

Interest expense — net	2,835	2,779	6,258	4,887

Other (income) expense — net	(587)	(665)	(1,231)	(1,041)

Total costs and expenses	246,163	198,240	466,734	369,100

INCOME BEFORE INCOME TAXES	9,323	8,194	15,945	14,723

PROVISION FOR INCOME TAXES	3,798	3,185	6,590	5,769

NET INCOME	$5,525	$5,009	$9,355	$8,954

EARNINGS PER SHARE -

Basic	$.26	$.24	$.45	$.42

Diluted	$.26	$.24	$.44	$.42

•	Including sales to related parties of $22,812 and $21,693 in the three months ended June 30, 2001 and 2000, respectively and $43,336 and $41,457 in the six months ended June 30, 2001 and 2000, respectively.

See accompanying notes to consolidated financial statements.

TBC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock			Other
			Additional	Compre-
	Number of		Paid-In	hensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total

Six Months Ended June 30, 2000

BALANCE, JANUARY 1, 2000	21,182	$2,118	$9,639	$—	$144,625	$156,382

Net income for period					8,954	8,954

Issuance of common stock under stock option and incentive plans, net	42	4	233	—	—	237

BALANCE, JUNE 30, 2000	21,224	$2,122	$9,872	$—	$153,579	$165,573

Six Months Ended June 30, 2001

BALANCE, JANUARY 1, 2001	20,939	$2,094	$9,760	$—	$162,198	$174,052

Net income for period					9,355	9,355

Issuance of common stock under stock option and incentive plans, net	78	8	467	—	—	475

Repurchase and retirement

of common stock	(30)	(3)	(15)	—	(243)	(261)

Tax benefit from exercise of stock options	—	—	29	—	—	29

Other comprehensive income associated with interest rate swap agreements, net	—	—	—	(488)	—	(488)

BALANCE, JUNE 30, 2001	20,987	$2,099	$10,241	$(488)	$171,310	$183,162

See accompanying notes to consolidated financial statements.

TBC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months
	Ended June 30,

	2001	2000

Operating Activities:

Net income	$9,355	$8,954

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation	5,861	3,925

Amortization	1,451	669

Provision for doubtful accounts and notes	1,063	407

Gain on sale of fixed assets	(234)	(99)

Deferred income taxes	142	(311)

Equity in loss from joint ventures	4	214

Changes in operating assets and liabilities, net of effect of assets acquired:

Receivables	(10,661)	(23,584)

Inventories	(7,303)	(20,475)

Other current assets	(3,203)	6,855

Other assets	(4,882)	(2,268)

Accounts payable, trade	(12,969)	32,928

Federal and state income taxes refundable or payable	839	1,186

Other current liabilities	(947)	(5,192)

Noncurrent liabilities	124	86

Net cash used in operating activities	(21,360)	3,295

Investing Activities:

Purchase of property, plant and equipment	(4,176)	(6,091)

Acquisition of Tire Kingdom, Inc., net of cash acquired	—	(43,404)

Purchase of net assets of retail tire stores	(3,644)	—

Investments in joint ventures, net of distributions received	(145)	(41)

Proceeds from asset dispositions	6,958	117

Other	85	—

Net cash used in investing activities	(922)	(49,419)

Financing Activities:

Net bank borrowings under short-term borrowing arrangements	20,007	47,265

Increase (decrease) in outstanding checks, net	544	(985)

Proceeds from long-term debt	4,000	—

Reduction of long-term debt and capital lease obligations	(2,559)	(44)

Issuance of common stock under stock option and incentive plans	439	—

Repurchase and retirement of common stock	(261)	—

Net cash provided by financing activities	22,170	46,236

Change in cash and cash equivalents	(112)	112

Cash and cash equivalents:

Balance — Beginning of year	1,681	1,273

Balance — End of period	$1,569	$1,385

TBC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

(Unaudited)

	Six Months
	Ended June 30,

	2001	2000

Supplemental Disclosures of Cash Flow Information:

Cash paid for — Interest	$5,094	$4,550

— Income Taxes	5,610	4,893

Supplemental Disclosure of Non-Cash Financing Activity:

Tax benefit from exercise of stock options	29	—

Issuance of restricted stock under stock incentive plan, net of shares received for tax withholding	36	237

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

In 2001, the Company purchased the assets of certain retail tire stores located in the southeastern United States at a combined cash purchase price of $3,644. The transaction was accounted for under the purchase method, as follows:

Estimated fair value of assets acquired	708

Goodwill	2,936

Cash paid	(3,644)

Liabilities assumed	$—

Effective June 1, 2000, the Company completed the acquisition of Tire Kingdom, Inc. for a total purchase price of $45,000, less certain adjustments and plus applicable closing costs. The acquisition was accounted for under the purchase method, as follows:

Estimated fair value of assets acquired		61,881

Goodwill		31,224

Cash paid		(43,404)

Liabilities assumed		$49,701

See accompanying notes to consolidated financial statements.

TBC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Financial Statement Presentation

     The December 31, 2000 balance sheet was derived from audited financial statements. The consolidated balance sheet as of June 30, 2001, and the consolidated statements of income, stockholders’ equity and cash flows for the periods ended June 30, 2001 and 2000, have been prepared by the Company, without audit. It is Management’s opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2001 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

     The financial statements for the six months ended June 30, 2001 have been restated as a result of a change in the recognition of a gain from a sale and leaseback transaction. The gain, which totaled $714,000 before taxes and $428,000 after taxes, or $0.02 per share, was previously recognized immediately in the first quarter of 2001 and included in the cumulative results for the first six months of 2001. After further review and analysis of the lease agreement, the Company determined that such gain should not have been recognized immediately but rather deferred and recognized over the life of the lease. The restated balance sheet also corrects a classification error in the property, plant and equipment section, with no effect on total property, plant and equipment.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Weighted average common shares outstanding	20,987	21,215	20,975	21,208

Common share equivalents	205	—	129	—

Weighted average common shares and equivalents outstanding	21,192	21,215	21,104	21,208

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

     At June 30, 2000, total assets for the wholesale and retail segments were $386,492,000 and $94,991,000, respectively. Operating results for the periods ended June 30, 2000 only included the retail segment for one month and net sales and EBITDA for the retail segment were therefore not significant in relation to the total consolidated results. Segment information for the periods ended June 30, 2001 was as follows (in thousands):

	Wholesale	Retail	Total

Segment total assets	$359,121	$110,139	$469,260

Operating results -

For the Three Months Ended:
Net sales to external customers	188,635	66,851	255,486

Inter-segment net sales	13,635	—	13,635

Segment EBITDA	11,865	3,856	15,721

For the Six Months Ended:
Net sales to external customers	354,760	127,919	482,679

Inter-segment net sales	21,246	—	21,246

Segment EBITDA	23,367	6,062	29,429

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     The Company’s financial position and liquidity remain strong. Working capital totaled $166.0 million at June 30, 2001 compared to $156.6 million at December 31, 2000.

     Current accounts and notes receivable increased by $10.3 million and inventories increased by $7.5 million compared to the December 31, 2000 levels, due principally to seasonal fluctuations. Other current assets increased by $2.4 million and other noncurrent assets increased by $5.2 million compared to the levels at the end of 2000, related primarily to the development of franchised retail stores.

     The net amount owed to banks and vendors (consisting of the combined balances of cash and cash equivalents, outstanding checks, notes and debt payable to banks, and accounts payable) increased by $9.1 million from December 31, 2000 to June 30, 2001. This increase, together with cash generated from operations and proceeds of $7.0 million from dispositions of fixed assets, enabled the Company to fund the above-noted increases in receivables, inventories and other assets during the first six months of 2001. In addition, the Company was able to fund capital expenditures totaling $4.2 million and purchase the assets of certain retail tire store locations for a combined purchase price of $3.6 million during the first half of 2001.

Results of Operations

     As a result of the Company’s acquisition of Tire Kingdom, Inc. (“Tire Kingdom”) in June 2000, there were a number of significant changes in income statement items between the three months and six months ended June 30, 2001 and the year-earlier periods. Results in the year-earlier periods only included Tire Kingdom for the month of June 2000.

     Net sales increased 23.8% during the second quarter and 25.8% in the first six months of 2001 compared to the year-earlier levels. Unit tire shipments increased 8.8% in the current quarter and 7.9% in the first half of 2001 compared to the year-earlier results. The average tire sales price increased 6.7% in the second quarter and 7.8% in the first six months of 2001 compared to the results in the same periods of 2000. The increases in unit tire volume and the average tire sales price were due principally to the inclusion of retail tire units sold by Tire Kingdom during all of 2001. Net sales also benefited from the increased revenue from mechanical and maintenance services performed by Tire Kingdom’s retail stores. The revenue from such services, which is included in non-tire sales, caused the percentage of total sales attributable to tires to shift from 91% and 92% in the second quarter and first half of 2000, respectively, to 85% in both the current quarter and first six months of 2001.

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

     Cost of sales as a percentage of net sales decreased from 79.8% in the second quarter of 2000 to 73.8% in the current quarter, and from 80.8% in the first six months of 2000 to 73.3% in the first half of 2001. These reductions were due primarily to the full-period impact of Tire Kingdom’s retail business in 2001, since the gross margin percentages on retail sales are generally higher than on sales to the Company’s wholesale customers and franchised retail stores. Excluding the impact of Tire Kingdom, the cost of sales as a percentage of net sales declined from 82.2% in the second quarter of 2000 to 81.3% in the current quarter, and from 82.1% in the first half of 2000 to 80.9% in the first six months of 2001. The improved cost of sales percentages in the current year were principally related to increases in the percentage of shipments to franchised retail stores as well as reductions in warranty-related costs.

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

     Selling, administrative and retail store expenses increased $23.2 million in the second quarter and $50.9 million in the first six months of 2001 compared to the year-earlier levels, due principally to the inclusion of Tire Kingdom’s expenses for the full periods in 2001. Expenses for Tire Kingdom are normally higher than for the Company’s other business units, since payroll, operating and service-related costs for the retail stores are included, in addition to other selling and administrative expenses. Aside from Tire Kingdom’s expenses, selling and administrative expenses were up $1.6 million in the current quarter and $806,000 in the first half of 2001, compared to the year-earlier levels. The additional expenses were principally related to increased market development and store conversion costs associated with the expansion of the Company’s franchised retail system.

     Net interest expense was relatively unchanged in the second quarter and increased $1.4 million in the first six months of 2001 compared to the same periods in 2000. The net expense in the current quarter reflected a slight decrease in total average borrowings which virtually offset an increase in overall borrowing rates compared to the year-earlier levels. The year-to-date change included the combined effects of higher average borrowings and higher borrowing rates compared to the 2000 levels. The higher average borrowings during the first six months of 2001 were principally associated with the borrowings made to fund the Tire Kingdom acquisition in June 2000. The structure of the Company’s borrowing agreements was changed as a result of the acquisition to include somewhat higher interest rate spreads based upon the Company’s leverage ratio. This change caused the average borrowing rates in 2001 to be higher, even though market interest rates were lower than during the first half of 2000.

     Other income-net did not change significantly in the second quarter and first six months of 2001 compared to the year-earlier levels.

     The Company’s effective tax rate increased from 38.9% in the second quarter of 2000 to 40.7% in the current quarter and from 39.2% in the first six months of 2000 to 41.3% in the first half of 2001. The increases were related to the impact of non-deductible goodwill associated with the Tire Kingdom acquisition as well as increased provisions for state income taxes.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TBC CORPORATION

November 12, 2001	By /s/ Thomas W. Garvey Thomas W. Garvey Executive Vice President, Chief Financial Officer and Treasurer