Form 10-Q
period 2001-09-30
TBC CORP
filed 2001-11-14
CIK 718449

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-11579

TBC CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0600670

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4770 Hickory Hill Road Memphis, Tennessee	38141

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (901) 363-8030

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes        No

20,977,415 Shares of Common Stock were outstanding as of September 30, 2001.

INDEX TO EXHIBITS at page 15 of this Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TBC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	September 30,	December 31,
	2001	2000

	(Unaudited)
CURRENT ASSETS:

Cash and cash equivalents	$1,375	$1,681

Accounts and notes receivable, less allowance for doubtful accounts of $8,447 on September 30, 2001 and $7,831 on December 31, 2000:

Related parties	23,576	16,942

Other	116,433	94,836

Total accounts and notes receivable	140,009	111,778

Inventories	190,730	168,141

Refundable federal and state income taxes	—	3,099

Deferred income taxes	12,150	12,506

Other current assets	15,745	10,594

Total current assets	360,009	307,799

PROPERTY, PLANT AND EQUIPMENT, AT COST:

Land and improvements	6,209	6,697

Buildings and leasehold improvements	23,826	26,491

Furniture and equipment	51,038	48,132

	81,073	81,320

Less accumulated depreciation	34,196	27,772

Total property, plant and equipment	46,877	53,548

TRADEMARKS, NET	15,942	15,987

GOODWILL, NET	51,908	50,760

OTHER ASSETS	32,406	22,539

TOTAL ASSETS	$507,142	$450,633

See accompanying notes to consolidated financial statements.

TBC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2001	2000

	(Unaudited)
CURRENT LIABILITIES:

Outstanding checks, net	$10,968	$10,037

Notes payable to banks	50,000	11,993

Current portion of long-term debt and capital lease obligations	16,425	13,948

Accounts payable, trade	82,056	75,407

Federal and state income taxes payable	1,080	—

Other current liabilities	41,959	39,770

Total current liabilities	202,488	151,155

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	103,500	113,531

NONCURRENT LIABILITIES	6,485	5,111

DEFERRED INCOME TAXES	6,774	6,784

STOCKHOLDERS’ EQUITY:

Common stock, $.10 par value, shares issued and outstanding - 20,977 on September 30, 2001 and 20,939 on December 31, 2000	2,098	2,094

Additional paid-in capital	10,662	9,760

Other comprehensive income	(1,544)	—

Retained earnings	176,679	162,198

Total stockholders’ equity	187,895	174,052

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$507,142	$450,633

See accompanying notes to consolidated financial statements.

TBC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

NET SALES*	$278,875	$267,883	$761,554	$651,706

COSTS AND EXPENSES:

Cost of sales	208,712	205,608	562,739	515,855

Distribution expenses	13,600	13,422	38,342	36,370

Selling, administrative and retail store expenses	44,552	37,371	127,490	69,430

Interest expense — net	2,798	3,440	9,056	8,327

Other (income) expense — net	(911)	(670)	(2,142)	(1,711)

Total costs and expenses	268,751	259,171	735,485	628,271

INCOME BEFORE INCOME TAXES	10,124	8,712	26,069	23,435

PROVISION FOR INCOME TAXES	4,129	3,410	10,719	9,179

NET INCOME	$5,995	$5,302	$15,350	$14,256

EARNINGS PER SHARE -

Basic	$.29	$.25	$.73	$.67

Diluted	$.28	$.25	$.72	$.67

*	Including sales to related parties of $26,657 and $23,707 in the three months ended September 30, 2001 and 2000, respectively and $69,993 and $65,164 in the nine months ended September 30, 2001 and 2000, respectively.

See accompanying notes to consolidated financial statements.

TBC CORPORATION

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock			Other
			Additional	Compre-
	Number of		Paid-In	hensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total

Nine Months Ended September 30, 2000

BALANCE, JANUARY 1, 2000	21,182	$2,118	$9,639	$—	$144,625	$156,382

Net income for period					14,256	14,256

Issuance of common stock under stock option and incentive plans, net	47	5	255	—	—	260

BALANCE, SEPTEMBER 30, 2000	21,229	$2,123	$9,894	$—	$158,881	$170,898

Nine Months Ended September 30, 2001

BALANCE, JANUARY 1, 2001	20,939	$2,094	$9,760	$—	$162,198	$174,052

Net income for period					15,350	15,350

Issuance of common stock under stock option and incentive plans, net	139	14	851	—	—	865

Repurchase and retirement of common stock	(101)	(10)	(50)	—	(869)	(929)

Tax benefit from exercise of stock options	—	—	101	—	—	101

Other comprehensive income associated with interest rate swap agreements, net	—	—	—	(1,544)	—	(1,544)

BALANCE, SEPTEMBER 30, 2001	20,977	$2,098	$10,662	$(1,544)	$176,679	$187,895

See accompanying notes to consolidated financial statements.

TBC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Operating Activities:

Net income	$15,350	$14,256

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation	8,801	6,704

Amortization	2,220	1,322

Provision for doubtful accounts and notes	1,726	693

(Gain) loss on sale of fixed assets	(228)	2

Deferred income taxes	346	549

Equity in earnings from joint ventures	(124)	(216)

Changes in operating assets and liabilities, net of effect of assets acquired:

Receivables	(29,128)	(35,755)

Inventories	(22,397)	8,797

Other current assets	(6,819)	7,881

Other assets	(4,091)	(2,161)

Accounts payable, trade	6,649	14,197

Federal and state income taxes refundable or payable	4,280	236

Other current liabilities	1,121	(2,472)

Noncurrent liabilities	47	155

Net cash provided by (used in) operating activities	(22,247)	14,188

Investing Activities:

Purchase of property, plant and equipment	(7,847)	(8,155)

Acquisition of Tire Kingdom, Inc., net of cash acquired	—	(43,404)

Purchase of net assets of retail tire stores	(3,644)	—

Investments in joint ventures and other entities, net of distributions received	(5,045)	107

Proceeds from asset dispositions	7,012	947

Other	85	—

Net cash used in investing activities	(9,439)	(50,505)

Financing Activities:

Net bank borrowings under short-term borrowing arrangements	38,007	43,265

Increase in outstanding checks, net	931	503

Proceeds from long-term debt	4,000	—

Reduction of long-term debt and capital lease obligations	(11,463)	(6,635)

Issuance of common stock under stock option and incentive plans	834	—

Repurchase and retirement of common stock	(929)	—

Net cash provided by financing activities	31,380	37,133

Change in cash and cash equivalents	(306)	816

Cash and cash equivalents:

Balance — Beginning of year	1,681	1,273

Balance — End of period	$1,375	$2,089

TBC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Supplemental Disclosures of Cash Flow Information:

Cash paid for – Interest	$8,167	$7,534

– Income Taxes	6,093	8,394

Supplemental Disclosure of Non-Cash Financing Activity:

Tax benefit from exercise of stock options	101	—

Issuance of restricted stock under stock incentive plan, net of shares received for tax withholding	31	260

Conversion of capital lease obligations	91	—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

In the first six months of 2001, the Company purchased the assets of certain retail tire stores located in the southeastern United States at a combined cash purchase price of $3,644. The transaction was accounted for under the purchase method, as follows:

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

TBC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Financial Statement Presentation

The December 31, 2000 balance sheet was derived from audited financial statements. The consolidated balance sheet as of September 30, 2001, and the consolidated statements of income, stockholders’ equity and cash flows for the periods ended September 30, 2001 and 2000, have been prepared by the Company, without audit. It is Management’s opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2001 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Weighted average common shares outstanding	21,004	21,228	20,984	21,215

Common share equivalents	637	2	299	1

Weighted average common shares and equivalents outstanding	21,641	21,230	21,283	21,216

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

Segment information for the periods ended September 30, 2001 and 2000 is shown below (in thousands), with results for the periods ended September 30, 2000 including the retail segment only for the four months following the Tire Kingdom acquisition:

	Wholesale	Retail	Total

Periods ended September 30, 2001

Segment total assets	$401,252	$105,890	$507,142

Operating results – For the Three Months Ended:

Net sales to external customers	213,447	65,428	278,875

Inter-segment net sales	8,179	—	8,179

Segment EBITDA	12,968	3,612	16,580

For the Nine Months Ended:

Net sales to external customers	568,207	193,347	761,554

Inter-segment net sales	29,425	—	29,425

Segment EBITDA	36,335	9,674	46,009

Periods ended September 30, 2000

Segment total assets	$362,981	$98,898	$461,879

Operating results – For the Three Months Ended:

Net sales to external customers	210,962	56,921	267,883

Inter-segment net sales	5,585	—	5,585

Segment EBITDA	13,675	1,908	15,583

For the Nine Months Ended:

Net sales to external customers	577,795	73,911	651,706

Inter-segment net sales	6,103	—	6,103

Segment EBITDA	37,697	2,090	39,787

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4. Adoption of SFAS No. 133

The Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), on January 1, 2001. SFAS No. 133, as amended, requires the Company to recognize all derivative instruments on the balance sheet at fair value. The Company has certain interest-rate swap agreements which are hedge instruments and are thus accounted for under SFAS No. 133. Such interest-rate swaps expire over periods of five years or less and are cash-flow hedges since they are used to convert a portion of the Company’s variable-rate bank debt to fixed rates and thereby minimize earnings fluctuations caused by interest rate volatility. Changes in the fair value of interest-rate swaps are recorded in other comprehensive income, until earnings are affected by the variability of actual cash flows. As of September 30, 2001, deferred net losses on interest-rate swaps accumulated in other comprehensive income totaled $1,544,000. Approximately $926,000 was expected to be reclassified to interest expense within the next twelve months, in conjunction with the expected realization of assumed interest rates. For the nine months ended September 30, 2001, amounts included in the statement of income associated with the adoption and provisions of SFAS No. 133 were not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     The Company’s financial position and liquidity remain strong. Working capital totaled $157.5 million at September 30, 2001 compared to $156.6 million at December 31, 2000.

     Current accounts and notes receivable increased by $28.2 million and inventories increased by $22.6 million compared to the December 31, 2000 levels, due largely to seasonal fluctuations. Other current assets increased by $5.2 million compared to the level at the end of 2000, related primarily to the development of franchised retail stores. Other noncurrent assets increased by $9.9 million compared to the December 31, 2000 level, due principally to a $5.0 million equity investment made in September 2001 and to the impact of certain real estate development activity for franchised stores.

     The net amount owed to banks and vendors (consisting of the combined balances of cash and cash equivalents, outstanding checks, notes and debt payable to banks, and accounts payable) increased by $38.3 million from December 31, 2000 to September 30, 2001. This increase, together with cash generated from operations and proceeds of $7.0 million from dispositions of fixed assets, enabled the Company to fund the above-noted increases in receivables, inventories and other assets during the first nine months of 2001. In addition, the Company was able to fund capital expenditures totaling $7.8 million and purchase the assets of certain retail tire store locations for a combined purchase price of $3.6 million during the first nine months of 2001.

Results of Operations

     As a result of the Company’s acquisition of Tire Kingdom, Inc. (“Tire Kingdom”) in June 2000, there were a number of significant changes in income statement items between the nine months ended September 30, 2001 and the year-earlier period, since results in 2000 only included Tire Kingdom after the acquisition date.

     Net sales increased 4.1% during the current quarter compared to the year-earlier level, due to the impact of a 5.1% increase in the average tire sales price which outweighed the effect of a 2.0% decline in unit tire sales. The percentage of total sales attributable to tires was 87% in the third quarter of both 2001 and 2000. The higher average tire sales price was due to a greater proportion of sales attributable to retail as well as the effect of industry price increases during the current year. The decline in unit tire volume during the current quarter was largely reflective of a fluctuation in industry demand, which was greater than normal in the year-earlier period due to the impact of certain recalls within the industry.

     For the year-to-date period, net sales increased 16.9%, due principally to the combined effects of a 6.7% increase in the average tire sales price and a 4.1% gain in unit tire volume compared to the year-earlier results. The greater year-to-date unit tire volume was due principally to the inclusion of retail tire units sold by Tire Kingdom during all of 2001. The increase in the average tire sales price during the first nine months was due in part to the greater contribution from retail during 2001, as well as the aforementioned industry price increases. Net sales also benefited from the inclusion of revenue from mechanical and maintenance services performed by Tire Kingdom’s retail stores for all nine months of 2001. The revenue from such services, which is included in non-tire sales, caused the percentage of total sales attributable to tires to shift from 90% in the first nine months of 2000 to 86% in the current year-to-date period.

     Cost of sales as a percentage of net sales decreased from 76.8% in the third quarter of 2000 to 74.8% in the current quarter, and from 79.2% in the first nine months of 2000 to 73.9% in the current year-to-date period. The improvements during both the current quarter and year-to-date period were largely attributable to an increase in the proportion of sales attributable to retail. Gross margin percentages on retail sales are generally greater than on sales to the Company’s wholesale customers and franchised retail stores.

     Distribution expenses as a percentage of net sales were 4.9% in the current quarter, relatively unchanged from 5.0% during the third quarter of 2000. For the first nine months, distribution expenses declined from 5.6% of net sales in 2000 to 5.0% in 2001, due principally to the inclusion of Tire Kingdom for the full nine-month period in 2001. As a retailer, Tire Kingdom generally experiences lower warehousing and product delivery costs as a percentage of its sales than the Company experiences on sales to its wholesale customers and franchised retail stores.

     Selling, administrative and retail store expenses increased $7.2 million in the third quarter of 2001 compared to the year-earlier level, due principally to a greater number of Tire Kingdom retail stores and to increased market development and store conversion costs associated with the expansion of the Company’s franchised retail system. At the end of September 2001, there were 20% more Tire Kingdom retail stores in operation than at the end of September 2000. Expenses for such retail stores include payroll, operating and service-related costs, in addition to certain other selling and administrative expenses. For the first nine months, selling, administrative and retail store expenses increased $58.1 million compared to the year-earlier level, due to the inclusion of Tire Kingdom’s expenses for the full nine-month period in 2001 as well as the aforementioned factors.

     Net interest expense decreased $642,000 in the third quarter of 2001 compared to the year-earlier level, due to the combined effects of lower average borrowings and lower overall borrowing rates. Despite the current quarter reduction, net interest expense in the first nine months of 2001 was $729,000 greater than in the year-earlier period, due to higher average borrowings and higher borrowing rates. The higher average borrowings during the first nine months of 2001 were principally associated with the borrowings made to fund the Tire Kingdom acquisition in June 2000. The structure of the Company’s borrowing agreements was changed as a result of the acquisition to include somewhat higher interest rate spreads based upon the Company’s leverage ratio. This change caused the average borrowing rates during much of 2001 to be higher, even though market interest rates were lower than during the year-earlier period.

     Other income-net was greater in the current quarter and first nine months of 2001 than in the year-earlier periods, due primarily to improved results from real estate transactions associated with franchised retail stores.

     The Company’s effective tax rate increased from 39.1% in the third quarter of 2000 to 40.8% in the current quarter. For the first nine months, the effective tax rate was 41.1% in 2001 compared to 39.2% in 2000. The increases were related to the impact of non-deductible goodwill associated with the Tire Kingdom acquisition as well as increased provisions for state income taxes.

Impact of Recently Issued Accounting Standards

     In July 2001, Statement of Financial Accounting Standards No. 141, “Business Combinations” was issued. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets resulting from business combinations are not amortized, but are written down if it is determined that their values have been diminished or impaired. The Company made no acquisitions during the three months ended September 30, 2001, and therefore SFAS No. 141 had no effect on the Company’s consolidated financial statements.

     In July 2001, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” was issued. SFAS No. 142 changes the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and other indefinite-lived intangible assets cease upon adoption of this statement. The Company, which had goodwill and other intangible assets totaling over $67 million at September 30, 2001, is required to implement SFAS No. 142 on January 1, 2002. The full impact of this pronouncement on the Company’s consolidated financial position or results of operations has not yet been determined.

     In October 2001, Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued, effective for years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, but retains certain fundamental provisions of SFAS 121 for recognition and measurement of any impairment of long-lived assets. The new statement also requires that a long-lived asset classified as held for sale be carried at the lower of its carrying value or fair value, less cost to sell. Management has not completed its evaluation of the potential impact of this statement on the Company’s consolidated financial position or results of operations, but does not anticipate the effects to be material.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to certain financial market risks. The most predominant of these risks is the fluctuation in interest rates associated with bank borrowings, since changes in interest expense affect the Company’s operating results. At September 30, 2001, the Company owed $125.3 million to banks under its credit facilities, of which $101.8 million was not hedged by interest-rate swap agreements and was thus subject to market risk for a change in interest rates. If interest rates increase by 25 basis points, the Company’s annual interest expense would increase by approximately $254,000 based on the outstanding balance which was not hedged at September 30, 2001.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits -

None

(b)	No reports on Form 8-K were filed during the three months ended September 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TBC CORPORATION

November 13, 2001	By /s/ Thomas W. Garvey

Thomas W. Garvey
Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

		Located at
		Sequentially
Exhibit No.	Description	Numbered Page

(10)	MATERIAL CONTRACTS

	Other Material Contracts

10.1	Amendment, effective May 17, 2000, to Agreement between the Company and Cooper Tire & Rubber Company	16