Form 10-K405
period 2001-12-31
TBC CORP
filed 2002-03-11
CIK 718449

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-11579

TBC CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0600670

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4770 Hickory Hill Road Memphis, Tennessee	38141

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (901) 363-8030

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

INDEX TO EXHIBITS at page 41 of this Report

Aggregate market value of outstanding shares of Common Stock, par value $.10, held by non-affiliates of the Company on December 31, 2001 (for purposes of this calculation, 1,790,561 shares beneficially owned by directors and executive officers of the Company were treated as being held by affiliates of the Company)	$257,254,277

Number of shares of Common Stock, par value $.10, outstanding at the close of business on December 31, 2001	21,002,979

DOCUMENT INCORPORATED BY REFERENCE

TBC Corporation’s Proxy Statement for its Annual Meeting of Stockholders to be held on April 24, 2002. Definitive copies of the Proxy Statement will be filed with the Commission within 120 days after the end of the Company’s fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

PART  I

Item  1.    BUSINESS

     TBC Corporation’s business began in 1956 under the name Cordovan Associates, Incorporated. The Company was incorporated in Delaware in 1970 under the name THE Tire and Battery Corporation. In 1983, the Company changed its name to TBC Corporation.

     TBC and its wholly-owned subsidiaries are principally engaged in the marketing and distribution of tires in the automotive replacement market. The Company believes it is the largest independent marketer/distributor of private brand replacement tires in the United States. The Company has two operating segments: wholesale and retail. (See Note 13 to the consolidated financial statements included in this Report for financial information about each of the reportable segments.) Unless the context indicates otherwise, the term “Company” refers to TBC Corporation and its subsidiaries, taken as a whole.

Wholesale Business

     The wholesale segment of the Company’s business (the “Wholesale Business”) consists of those operations which market and distribute the Company’s proprietary brands of tires, as well as other tires and related products, on a wholesale basis. These products are marketed through a network of distributors located throughout the United States and in Canada and in Mexico. These distributors operate under written distributor agreements with the Company and resell the Company’s products to retailers or through retail outlets primarily consisting of independent tire dealers. The Wholesale Business operates a total of 27 warehouse distribution centers, all of which are located in the United States.

     Tires marketed under the Company’s proprietary brand trademarks are manufactured for the Company by leading manufacturers. The Company’s Cordovan®, Multi-Mile® and Sigma® lines of tires are among the most complete lines in the replacement tire market for automobiles, light trucks and sport utility vehicles. The Company also distributes tires under other brands for automobile, truck, sport utility vehicle, farm, industrial, recreational and other applications.

Retail Business

     The retail segment of the Company’s business (the “Retail Business”) consists of both the franchised retail tire business conducted by the Company’s Big O Tires, Inc. subsidiary (“Big O”), as well as the retail tire stores operated by the Company’s Tire Kingdom, Inc. subsidiary (“Tire Kingdom”).

     Big O franchises retail tire and automotive service stores located primarily in the western and midwestern United States and sells Big O® brand tires and other tires to these franchisees. At December 31, 2001, the Company had a total of 504 Big O stores, including 482 franchisee-owned stores, 15 stores owned by joint ventures in which the Company has an equity interest, and 7 stores owned by the Company. Big O products are also sold by Big O to 35 unaffiliated retail stores in British Columbia, Canada. Big O franchise agreements grant a ten-year license to sell Big O brand tires and to use Big O trademarks and trade secrets in the operation of a retail store at a specific location within a defined trade area. With the exception of retail tire stores converting to the Big O franchise system, each franchisee is required to pay an initial franchise fee. All franchisees are required to pay monthly royalty fees.

     Tire Kingdom, which the Company acquired in June 2000, operates retail tire and automotive service centers primarily in the southeastern United States. At the end of 2001, Tire Kingdom operated a total of 182 stores. Tire Kingdom markets a broad selection of tires under nationally-advertised brands and private brands, including the Company’s own Sigma® brand. Tire Kingdom’s retail centers provide full service tire replacement including tire balancing, wheel alignment, extended service programs and warranties, and also perform maintenance and mechanical services such as brake repairs, suspension system replacement, and oil changes.

Products and Suppliers

     Sales of tires accounted for approximately 86% of the Company’s total sales in 2001, 89% in 2000, and 93% in 1999. The remainder of the Company’s sales include tubes, wheels, and other products for the automotive replacement market, as well as tire and mechanical services rendered by Tire Kingdom since being acquired in June 2000.

     The Company purchases its products, in finished form, from a number of major rubber companies and other suppliers to the automotive replacement market. In the case of tires bearing the Company’s trademarks, the Company owns many of the molds in which they are made.

     The Goodyear Tire & Rubber Company manufactured more than half of the tires purchased by the Company in 2001, pursuant to a supply agreement entered into in 1977 and a 10-year commitment signed in 1994. This ongoing supply relationship began in 1963 with The Kelly-Springfield Tire Company as the supplier. Kelly-Springfield later became a wholly-owned subsidiary of Goodyear and was ultimately merged into Goodyear in December 1996. The Company also has a supply agreement with Cooper Tire and Rubber Company, its second-largest supplier, which extends until June 2011. In addition, the Company has written contracts with certain other suppliers.

     From time to time, the tire industry has faced shortages affecting the availability of particular sizes of tires, for reasons such as production difficulties, labor unrest, and recalls. While the Company has not been immune from difficulties in purchasing products in quantities desired, the Company believes that its long-term relationships with its primary suppliers have been beneficial in minimizing the impact of any shortages existing in the industry. Despite the Company’s past experiences, if either of its two largest suppliers significantly curtailed its manufacturing for the Company or if tires from either supplier were unavailable, the Company’s business would be adversely affected pending the establishment of new, alternate suppliers. There are, however, a number of other large tire manufacturers on a worldwide basis.

Trademarks

     In addition to its Cordovan®, Multi-Mile®, Sigma®, Big O® and Tire Kingdom® trademarks, the Company also holds federal registrations for trademarks such as Grand Prix®, Grand Am™, Grand Spirit®, Wild Spirit®, Aqua Flow®, Wild Country®, Wild Trac®, Supreme™, Stampede®, Power King®, Harvest King®, Big Foot®, Legacy®, Prestige®, and Sun Valley®.

     The ability to offer products and services under established trademarks represents an important marketing advantage in the automotive replacement industry, and the Company regards its trademarks as valuable assets of its business.

Customers

     The Company’s ten largest customers (all in its Wholesale Business) accounted for 20% of the Company’s consolidated sales in 2001, with no individual customer accounting for 5% or more of the total. The loss of a major customer in the Wholesale Business could have a material adverse effect upon this segment and the Company’s business as a whole, pending the establishment of a replacement customer to market the Company’s products. See Note 2 to the consolidated financial statements and Item 13 of this Report for additional information concerning major customers.

     Sales to domestic customers represented 94% of the Company’s consolidated sales in 2001, 95% in 2000, and 96% in 1999. The remainder of the Company’s sales was attributable to customers located outside the United States, principally in Mexico and Canada.

Seasonality and Inventory

     The Company normally experiences its highest level of sales in the third quarter of each year, with the first quarter exhibiting the lowest level. In 2001, as well as during the five-year period since January 1, 1997, first quarter sales have represented, on the average, approximately 22% of annual sales; the second quarter and third quarters approximately 25% and 28%, respectively; and the fourth quarter approximately 25%.

     Orders for the Company’s products, except for those sold directly to consumers in the Retail Business segment, are usually placed with the Company by computer, facsimile, or telephone. These orders are filled either out of the Company’s inventory or by direct shipment to the customer from the manufacturers’ plants at the Company’s request.

     Since customers look to the Company to fulfill their needs on short notice, the Company maintains a large inventory of tires and other products, both for its Wholesale Business and its Retail Business segments. Average inventories, based on quarter-end levels on hand and in transit, were $175.6 million during 2001. The Company’s inventory turn rate (cost of sales, including the cost of direct shipments from manufacturers to customers, divided by average inventory) was 4.2 for 2001.

Competition

     The industry in which the Company operates is highly competitive. In the case of the Company’s Wholesale Business, many of the Company’s competitors are significantly larger and have greater financial and other resources than the Company. These competitors include the Company’s own suppliers and other tire manufacturers, other wholesale tire distributors, as well as mass merchandisers and retailers with sufficient purchasing power to command wholesale prices.

     The Company believes its Wholesale Business is able to compete successfully because of its ability to offer quality products under proprietary brand names, its efficient distribution systems, its good relationships with distributors, franchisees, and suppliers, and its established presence in the markets it serves.

     In the case of the Company’s Retail Business, competition is based primarily upon market presence in a specific geographic area. Big O’s 504 franchised retail outlets are primarily concentrated in western and midwestern states, which gives Big O a significant market share in many of the retail markets it serves. Tire Kingdom is one of the leading tire retailers in Florida, with 160 of its 182 total retail outlets being located in that state at the end of 2001. Tire Kingdom’s market position outside the state of Florida varies depending upon the location. Competitors include stores operated by tire manufacturers, other retail outlets such as warehouse clubs, chains and mass merchandisers, and other independent tire dealers, some of whom are customers or who buy from customers of the Company’s Wholesale Business.

Employees

     As of December 31, 2001, the Company employed approximately 2,600 persons, of which approximately 2,100 were in its Retail Business. None of the Company’s employees are represented by a union, and the Company considers its employee relations to be satisfactory.

Item  2.    PROPERTIES

     TBC Corporation’s executive offices are located in Memphis, Tennessee, along with two of its warehouse distribution facilities. The Company has a total of 35 warehouse distribution facilities, totaling approximately 3.6 million square feet, located in 16 states across the United States. The Company owns its executive office building and two of its distribution facilities. The remainder of the distribution facilities, totaling approximately 3.1 million square feet, are leased.

     Approximately 750,000 square feet of the Company’s warehouse distribution facilities are utilized for the Company’s Retail Business. In addition, all of the retail tire and service centers operated by the Company are leased.

Item  3.    LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings which are routine to the conduct of its business, none of which is believed to be material to the Company. Some of these proceedings involve personal injury lawsuits based upon alleged defects in products sold by the Company. The Company believes that in substantially all such product liability cases, it is covered by its manufacturers’ indemnity agreements or product liability insurance. The Company also maintains its own product liability insurance, as well as coverage for damages, workmanship and repairs relative to its retail operations.

Item  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The table which follows presents certain information concerning the executive officers of the Company. The term of office of all executive officers of the Company is until the next Annual Meeting of Directors (April 24, 2002) or until their respective successors are elected.

		Capacities in which
		Individual Serves
Name	Age	the Company

Lawrence C. Day	52	President and Chief Executive Officer
Thomas W. Garvey	47	Executive Vice President, Chief Financial Officer and Treasurer
Kenneth P. Dick	55	President of TBC Private Brands Division
Larry D. Coley	44	Vice President, Corporate Controller and Assistant Secretary

     Mr. Day has been the Company’s Chief Executive Officer since October 1999 and President since October 1998. Mr. Day served as the Company’s Chief Operating Officer from the time he joined the Company in April 1998 until his election as Chief Executive Officer. Mr. Day was an Executive Vice President of the Company prior to his election as President. Mr. Day was President and Chief Executive Officer of Monro Muffler Brake, Inc. from 1995 to 1998. Prior to joining Monro in 1993, Mr. Day was Vice President of Montgomery Ward’s Auto Express Division. His experience in the tire industry includes 13 years in a series of managerial positions with the Firestone Tire & Rubber Company.

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

     Mr. Dick has been President of the TBC Private Brands Division since its formation in July 2001 and prior to that was the Company’s Executive Vice President of Sales. From 1988 until his election as Executive Vice President in April 2000, Mr. Dick served as Senior Vice President Sales of the Company. From 1982 until 1988, Mr. Dick was the Company’s Vice President of Sales. Mr. Dick joined the Company in 1971 and served in a number of sales management positions prior to his election as Vice President.

     Mr. Coley has been a Vice President of the Company since 1993 and Corporate Controller and Assistant Secretary since April 1999. Mr. Coley was Controller of the Company from 1989 to April 1999. Mr. Coley joined the Company in 1984 and served in a number of financial management positions prior to his election as Controller.

PART  II

Item  5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company is traded on The Nasdaq Stock Market under the symbol TBCC. As of December 31, 2001, the Company had approximately 3,600 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings. Historically, the Company has not paid cash dividends and the Company has no intention to do so in the foreseeable future. In addition, the Company’s short-term and long-term credit facilities restrict its ability to declare cash dividends (see Note 5 to the consolidated financial statements).

     The following table sets forth for the periods indicated the high and low sale prices for the Company’s Common Stock on the Nasdaq National Market System.

	Price Range

Quarter ended	High	Low

03/31/00	$6.38	$4.56
06/30/00	6.25	4.50
09/30/00	6.25	4.25
12/31/00	5.00	3.88
03/31/01	7.38	4.63
06/30/01	9.75	5.54
09/30/01	11.94	8.15
12/31/01	13.50	8.53

Item  6.    SELECTED FINANCIAL DATA

     Set forth below is selected financial information of the Company for each year in the five-year period ended December 31, 2001. The selected financial information should be read in conjunction with the consolidated financial statements of the Company and notes thereto which appear elsewhere in this Report. Specific reference should be made to the discussion of the 2000 acquisition of Tire Kingdom, Inc. in Note 3 to the consolidated financial statements. Information regarding the 1998 acquisition of Carroll’s, Inc. was included in Note 4 to the consolidated financial statements included in Form 10-K for the year ended December 31, 2000. The Company did not declare any cash dividends during the five-year period ended December 31, 2001.

		Year ended December 31,

	2001	2000	1999	1998	1997

INCOME STATEMENT DATA (1):
Net sales	$1,009,278	$902,740	$743,050	$646,135	$642,852
Gross profit	264,977	198,247	129,559	102,921	98,733
Net income	21,010	18,724	17,939	16,894	19,700
Diluted Earnings per share	.98	.88	.85	.75	.84
Average shares and equivalents outstanding	21,386	21,191	21,189	22,481	23,571

BALANCE SHEET DATA (1):
Total assets	$462,960	$451,567	$348,683	$333,790	$264,948
Working capital	167,207	156,644	113,669	108,251	130,414
Long-term debt	101,000	113,531	47,000	59,653	67,647
Stockholders’ equity	194,319	174,052	156,382	138,431	134,187

(1)	In thousands, except per share amounts.

Item   7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

RESULTS OF OPERATIONS

2001 Compared to 2000:

     As a result of the Company’s acquisition of Tire Kingdom, Inc. (“Tire Kingdom”) in June 2000 (see Note 3 to the consolidated financial statements), there were a number of significant changes in income statement items between the years 2001 and 2000, since results in 2000 only included Tire Kingdom for the seven months following the acquisition.

     The Company has two operating segments: retail and wholesale. The retail segment includes the franchised retail tire business conducted by Big O Tires, Inc., as well as the operation of retail tire and service centers by Tire Kingdom since it was acquired in June 2000. The wholesale segment markets and distributes the Company’s proprietary brands of tires, as well as other tires and related products, on a wholesale basis to distributors who resell to or operate independent tire dealers.

     Net sales for 2001 increased 11.8% from the 2000 level, due principally to the combined effects of a 6.1% increase in the average tire sales price and a 0.9% gain in unit tire volume. The increased unit tire volume was due principally to the inclusion of tire units sold by Tire Kingdom during all of 2001. The increase in the average tire sales price was due to the increased proportion of sales attributable to retail, as well as the effect of industry price increases during 2001. Net sales also benefited from the inclusion of revenue from mechanical and maintenance services performed by Tire Kingdom’s retail stores during the entire year of 2001. The revenue from such services, which is included in non-tire sales, caused the percentage of total sales attributable to tires to shift from 89% in 2000 to 86% in 2001. Excluding the impact of Tire Kingdom, unit tire volume declined 7.2% compared to the 2000 level, while the average tire sales price increased 4.1%. The decline in unit tire volume after excluding Tire Kingdom was largely reflective of a fluctuation in industry demand from year to year. Demand in the prior year was greater than normal, due to certain recalls within the industry and because of strong purchasing activity in the last quarter of 2000 in advance of announced industry price increases. Industry demand in 2001 was affected somewhat by the overall general economic slowdown in the last half of the year.

     Gross profit as a percentage of net sales increased from 22.0% in 2000 to 26.3% in 2001, due primarily to the increased proportion of sales attributable to retail. Gross margin percentages on sales by the Company’s retail segment are significantly higher than on sales by the wholesale segment.

     Distribution expenses as a percentage of net sales decreased from 5.4% in 2000 to 5.0% in 2001, due largely to the inclusion of Tire Kingdom for the entire year in 2001. As an operator of retail stores, Tire Kingdom generally experiences lower warehousing and product delivery costs as a percentage of its sales than the Company experiences on sales to its other customers. The Company also benefited in 2001 from improved operating efficiencies by its wholesale segment, which led to reduced warehousing and product delivery expenses as a percentage of sales.

     Selling, administrative and retail store expenses increased $60.8 million in 2001 compared to 2000, due principally to the inclusion of Tire Kingdom’s expenses for the full year of 2001 and to a greater number of retail stores in operation. In addition, an increase in market development expenses and store conversion costs in conjunction with the expansion of the Company’s franchised retail system caused expenses in 2001 to be greater than in 2000. Expenses for the retail segment, particularly those associated with the operation of the Company’s own retail stores, are substantially higher as a percentage of sales than for the wholesale segment. Expenses of a non-recurring nature included a charge of $720,000 in 2001 related to the termination of the Company’s defined benefit pension plan and a charge of approximately $1.2 million in 2000 related to certain severance and management restructuring.

     The provision for doubtful accounts and notes increased $1.1 million in 2001 compared to 2000, due largely to the full-year impact of Tire Kingdom and to the overall increase in net sales during 2001. As a percentage of net sales, the provision for doubtful accounts and notes was only 0.3% in 2001 and 0.2% in 2000.

     Net interest expense in 2001 declined $203,000 from the 2000 level and included lower average borrowing rates and higher average borrowing levels. In addition, the net expense in 2001 included interest income of $606,000 related to refunds on amended tax returns filed in prior years. The higher average borrowings during 2001 were principally associated with the borrowings made to fund the Tire Kingdom acquisition in June 2000. The structure of the Company’s borrowing agreements was changed as a result of the acquisition to include somewhat higher interest rate spreads based upon the Company’s leverage ratio. This change led to a 4.2% decline in total average borrowing rates in 2001, even though market interest rates experienced a much sharper decrease compared to 2000.

     Net other income in 2001 was $503,000 greater than in 2000, due in part to improved results from real estate transactions associated with franchised store development and to increased interest and service charge income from customers.

     The Company’s effective tax rate was relatively unchanged, at 39.9% in 2001 compared to 39.7% in 2000.

     Earnings per share in 2001 totaled $0.98 and included a charge of $0.02 as a result of the previously-noted pension plan termination and a credit of $0.02 related to interest on prior year amended tax returns. Earnings per share in 2000 totaled $0.88 and included a net charge of $0.04 as a result of the previously-noted management restructuring expenses. Excluding the effects of these items, earnings were $0.98 (as reported) in 2001 compared to $0.92 per share in 2000.

2000 Compared to 1999:

     As a result of the Company’s acquisition of Tire Kingdom, Inc. (“Tire Kingdom”) in June 2000 (see Note 3 to the consolidated financial statements), there were a number of significant changes in income statement items between the years 2000 and 1999, since results in 2000 included Tire Kingdom for the seven months following the acquisition.

     Net sales for 2000 increased 21.5% from the 1999 level. Sales of tires accounted for approximately 89% of total sales in 2000 compared to 93% in 1999. Unit tire volume increased 11.2% in 2000 and the average tire sales price increased 4.4%, due largely to the addition of tire units sold by Tire Kingdom and the higher percentage of volume represented by retail sales. The addition of Tire Kingdom also led to a reduction in the percentage of total sales attributable to tires in 2000, because the revenue from mechanical and maintenance services performed by these company-owned retail stores is included in non-tire sales. Excluding the results of Tire Kingdom, net sales increased 2.2%, due principally to a 1.5% increase in unit tire volume and a 1.0% increase in the average tire sales price. Industrywide pricing pressures, prevalent throughout most of the last several years, continued throughout 2000.

     Gross profit as a percentage of net sales increased from 17.4% in 1999 to 22.0% in 2000, due primarily to the addition of Tire Kingdom and the associated increased contribution by the retail segment. The gross margin percentages on sales by the Company’s retail segment are significantly higher than on wholesale sales. Excluding the impact of Tire Kingdom, gross profit as a percentage of net sales was relatively unchanged, at 17.6% in 2000 versus 17.4% in 1999.

     Distribution expenses as a percentage of net sales decreased from 6.2% in 1999 to 5.4% in 2000. Excluding Tire Kingdom, distribution expenses were 6.1% of net sales in 2000. Tire Kingdom generally experiences lower warehousing and product delivery costs as a percentage of its sales than the Company experiences on sales to its other customers. The 1999 expenses included $1.2 million related to a revised logistics plan for the Company’s Big O subsidiary that involved the closing of one facility and the opening of four new distribution facilities (see Note 4 to the consolidated financial statements). Excluding the impact of the expenses related to the Big O logistical changes, distribution expenses in 1999 were also 6.1% of net sales.

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

     The provision for doubtful accounts and notes in 1999 was greater than in 2000, due to a $4.6 million charge recorded in 1999 in conjunction with a note receivable from a former distributor which had been the subject of litigation since 1989 (see Note 14 to the consolidated financial statements). Excluding that charge and the impact of Tire Kingdom on 2000 results, the provision for doubtful accounts and notes was only 0.1% of net sales in 2000 and 1999.

     Net interest expense increased $3.7 million from the 1999 level, due to the combined effects of higher borrowing levels and higher interest rates, both of which were significantly affected by borrowings to fund the Tire Kingdom acquisition. Total average borrowings in 2000 were $137.2 million, compared to $107.8 million in 1999. Weighted average interest rates, which were also affected by overall economic conditions, increased from 7.0% in 1999 to 8.3% in 2000.

     Net other income in 2000 was $2.0 million less than in 1999. The 1999 total included a net gain of $2.6 million from the sale of a Big O distribution center in conjunction with the previously-mentioned revised logistics plan. (See Note 4 to the consolidated financial statements.) The 2000 total included improved results from joint ventures in which the Company has equity interests.

     The Company’s effective tax rate increased from 38.7% in 1999 to 39.7% in 2000, due largely to the impact of non-deductible goodwill associated with the Tire Kingdom acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $167.2 million at December 31, 2001 compared to $156.6 million at the end of 2000. The Company’s current ratio was 2.10 at the end of 2001 compared to 2.03 at December 31, 2000.

     In January 2001, the Company entered into a borrowing agreement with a group of 11 banks which included an $80 million, three-year revolving loan facility and an $80 million, five-year term loan. At December 31, 2001, $34.2 million was borrowed under the bank revolving loan facility and $73 million was outstanding under the bank term loan. The Company’s long-term debt at the end of 2001 also included borrowings of $40.5 million under Senior Notes as well as a $4.0 million note payable to a supplier. Of the total $151.7 million borrowed at December 31, 2001 under these credit arrangements, $50.7 million was classified as current on the Company’s balance sheet and the remainder was considered noncurrent. The Company is subject to certain financial covenants and other restrictions under its agreements with the respective lenders (see Note 5 to the consolidated financial statements).

     Cash generated by operations, together with the available credit arrangements, enabled the Company to fund capital expenditures totaling $12.1 million in 2001, as well as the purchase of the net assets of certain retail tire stores for $3.6 million. Additionally, the Company was able to fund net investments in joint ventures and other entities during 2001 of $4.9 million, as well as repurchases of common stock totaling $2.2 million in 2001. As of December 31, 2001, the Company had an unused authorization from the Board of Directors for the repurchase of 1,429,000 additional shares of common stock.

     Capital expenditures, primarily for equipment and tire molds, totaled $12.1 million in 2001 and $11.3 million in 2000. The Company had no material commitments for capital expenditures at the end of 2001. The Company expects to fund 2002 day-to-day operating expenses and normally recurring capital expenditures out of operating funds and its present financial resources. The Company believes that the combination of its net assets, bank borrowing facilities and expected funds from operations will be sufficient to operate on both a short-term and long-term basis. The Company’s future growth could include additional strategic acquisitions such as the June 2000 acquisition of Tire Kingdom. Additional acquisitions of that magnitude could require additional capital resources and new or amended credit facilities.

     The $21.4 million decrease in trade accounts payable from December 31, 2000 to December 31, 2001 was principally related to an advance payment to a supplier at the end of 2001. The $22.2 million increase in notes payable to banks on the balance sheet was also largely associated with the advance payment.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, Statement of Financial Accounting Standards No. 141, “Business Combinations” was issued. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company made no acquisitions during the six month period from July 1, 2001 to December 31, 2001, and therefore SFAS No. 141 had no effect on the Company’s consolidated financial statements.

     In July 2001, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” was issued. SFAS No. 142 changes the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and other indefinite-lived intangible assets ceases upon adoption of this statement. The Company, which had goodwill and other intangible assets totaling over $67 million at December 31, 2001, is required to implement SFAS No. 142 on January 1, 2002. If this pronouncement had been in effect during 2001, the Company’s expenses would have been approximately $2.8 million less than those reported in its statement of income and its net income would have increased by approximately $2.5 million. The Company anticipates that the impact of SFAS No. 142 on its results of operations during 2002 will have a similar effect.

     In October 2001, Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued, effective for years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, but retains certain fundamental provisions of SFAS 121 for recognition and measurement of any impairment of long-lived assets. The new statement also requires that a long-lived asset classified as held for sale be carried at the lower of its carrying value or fair value, less cost to sell. The Company does not expect the impact of adopting SFAS No. 144 to be material.

FORWARD-LOOKING STATEMENTS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including, without limitation, statements containing the words “believes,” “expects,” “anticipates,” “estimates” and words of similar import. Such forward-looking statements relate to future events and the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results expressed or implied by such forward-looking statements.

Item   7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain financial market risks. The most predominant of these risks is the fluctuation in interest rates associated with bank borrowings, since changes in interest expense affect the Company’s operating results. At December 31, 2001, the Company owed $107.2 million to banks under its credit facilities, of which $84.4 million was not hedged by interest-rate swap agreements and was thus subject to market risk for a change in interest rates. If interest rates increase by 25 basis points, the Company’s annual interest expense would increase by approximately $211,000, based on the outstanding balance which was not hedged at December 31, 2001.

Item   8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information required by this Item 8 are included on the following 19 pages of this Report.

PricewaterhouseCoopers LLP 1000 Morgan Keegan Tower Fifty North Front Street Memphis, TN 38103 Telephone (901) 522 2000 Facsimile (901) 523 2045

Report of Independent Accountants

To the Board of Directors and Stockholders of
    TBC Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of TBC Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

February 8, 2002

TBC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	December 31,

	2001	2000

CURRENT ASSETS:
Cash and cash equivalents	$2,298	$1,681
Accounts and notes receivable, less allowance for doubtful accounts of $7,737 in 2001 and $7,831 in 2000:
Related parties	17,173	16,942
Other	95,848	94,836

Total accounts and notes receivable	113,021	111,778
Inventories	172,431	168,141
Refundable federal and state income taxes	2,349	3,099
Deferred income taxes	11,501	12,506
Other current assets	16,999	11,528

Total current assets	318,599	308,733

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land and improvements	5,032	6,697
Buildings and leasehold improvements	22,948	26,557
Furniture and equipment	52,591	48,066

	80,571	81,320
Less accumulated depreciation	33,650	27,772

Total property, plant and equipment	46,921	53,548

TRADEMARKS, NET	15,824	15,987

GOODWILL, NET	51,291	50,760

OTHER ASSETS	30,325	22,539

TOTAL ASSETS	$462,960	$451,567

The accompanying notes are an integral part of the financial statements.

TBC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,

	2001	2000

CURRENT LIABILITIES:
Outstanding checks, net	$5,916	$10,037
Notes payable to banks	34,200	11,993
Current portion of long-term debt and capital lease obligations	16,533	13,948
Accounts payable, trade	53,227	74,673
Other current liabilities	41,516	41,438

Total current liabilities	151,392	152,089

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	101,000	113,531

NONCURRENT LIABILITIES	11,721	5,111

DEFERRED INCOME TAXES	4,528	6,784

STOCKHOLDERS’ EQUITY:
Common stock, $.10 par value, shares issued and outstanding – 21,003 in 2001 and 20,939 in 2000	2,100	2,094
Additional paid-in capital	11,783	9,760
Other comprehensive income	(713)	—
Retained earnings	181,149	162,198

Total stockholders’ equity	194,319	174,052

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$462,960	$451,567

The accompanying notes are an integral part of the financial statements.

TBC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years ended December 31,

	2001	2000	1999

NET SALES*	$1,009,278	$902,740	$743,050
COST OF SALES	744,301	704,493	613,491

GROSS PROFIT	264,977	198,247	129,559

EXPENSES:
Distribution expenses	50,694	49,144	46,313
Selling, administrative and retail store expenses	168,492	107,662	45,637
Provision for doubtful accounts and notes	2,607	1,468	5,090
Interest expense — net	11,188	11,391	7,676
Other (income) expense — net	(2,968)	(2,465)	(4,417)

Total expenses	230,013	167,200	100,299

INCOME BEFORE INCOME TAXES	34,964	31,047	29,260
PROVISION FOR INCOME TAXES	13,954	12,323	11,321

NET INCOME	$21,010	$18,724	$17,939

EARNINGS PER SHARE — Basic	$1.00	$.88	$.85

— Diluted	$.98	$.88	$.85

*	Including sales to related parties of $92,813, $86,961 and $78,880 in the years ended December 31, 2001, 2000 and 1999, respectively.

The accompanying notes are an integral part of the financial statements.

TBC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Years ended December 31, 1999, 2000 and 2001

	Common Stock			Other
			Additional	Compre-
	Number of		Paid-In	hensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total

BALANCE, JANUARY 1, 1999	21,172	$2,117	$9,540	$—	$126,774	$138,431
Net income for 1999					17,939	17,939
Issuance of common stock under stock option and incentive plans	23	2	95	—	—	97
Repurchase and retirement of common stock	(13)	(1)	(6)	—	(88)	(95)
Tax benefit from exercise of stock options	—	—	10	—	—	10

BALANCE, DECEMBER 31, 1999	21,182	2,118	9,639	—	144,625	156,382
Net income for 2000					18,724	18,724
Issuance of common stock under stock option and incentive plans, net	47	5	255	—	—	260
Repurchase and retirement of common stock	(290)	(29)	(134)	—	(1,151)	(1,314)

BALANCE, DECEMBER 31, 2000	20,939	2,094	9,760	—	162,198	174,052
Net income for 2001					21,010	21,010
Issuance of common stock under stock option and incentive plans, net	269	27	1,825	—	—	1,852
Repurchase and retirement of common stock	(205)	(21)	(103)	—	(2,059)	(2,183)
Tax benefit from exercise of stock options	—	—	301	—	—	301
Other comprehensive income associated with interest rate swap agreements, net	—	—	—	(713)	—	(713)

BALANCE, DECEMBER 31, 2001	21,003	$2,100	$11,783	$(713)	$181,149	$194,319

The accompanying notes are an integral part of the financial statements.

TBC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,

	2001	2000	1999

Operating Activities:
Net income	$21,010	$18,724	$17,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,192	9,036	6,624
Amortization of intangible assets	2,801	1,982	1,114
Amortization of other comprehensive income	226	—	—
Provision for doubtful accounts and notes	2,607	1,468	5,090
(Gain) on sale of fixed assets	(485)	(109)	(2,704)
Deferred income taxes	(810)	687	526
Equity in (earnings) loss from joint ventures	(364)	(462)	(6)
Changes in operating assets and liabilities, net of effects of assets and liabilities acquired:
Receivables	(614)	(17,647)	(2,256)
Inventories	(4,098)	(903)	(9,363)
Other current assets	(7,762)	7,220	(5,590)
Other assets	(946)	(296)	(1,024)
Accounts payable, trade	(21,447)	11,149	(3,119)
Federal and state income taxes refundable or payable	1,051	352	(1,819)
Other current liabilities	(1,168)	(1,972)	1,260
Noncurrent liabilities	1,260	(405)	(1,192)

Net cash provided by operating activities	2,453	28,824	5,480

Investing Activities:
Purchase of property, plant and equipment	(12,051)	(11,320)	(14,864)
Acquisition of Tire Kingdom, Inc., net of cash acquired	—	(43,471)	—
Purchase of net assets of retail tire stores, net of cash acquired	(3,644)	(3,861)	—
Investments in joint ventures and other entities, net of distributions received	(4,932)	237	(575)
Net proceeds from asset dispositions	10,808	4,948	9,981
Other	114	—	413

Net cash used in investing activities	(9,705)	(53,467)	(5,045)

Financing Activities:
Net bank borrowings under short-term borrowing arrangements	22,207	28,231	13,810
Increase (decrease) in outstanding checks, net	(4,121)	4,867	(507)
Proceeds from long-term debt	4,000	—	—
Payments on long-term debt and capital lease obligations	(13,855)	(6,733)	(13,999)
Issuance of common stock under stock option and incentive plans	1,821	—	67
Repurchase and retirement of common stock	(2,183)	(1,314)	(95)
Other	—	—	(137)

Net cash provided by (used in) financing activities	7,869	25,051	(861)

Change in cash and cash equivalents	617	408	(426)

Cash and cash equivalents:
Balance — Beginning of year	1,681	1,273	1,699

Balance — End of year	$2,298	$1,681	$1,273

TBC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Years ended December 31,

	2001	2000	1999

Supplemental Disclosures of Cash Flow Information:
Cash paid for — Interest	$11,578	$11,417	$8,477
— Income Taxes	13,713	11,284	12,614

Supplemental Disclosure of Non-Cash Financing Activity:
Tax benefit from exercise of stock options	$301	$—	$10
Issuance of restricted stock under stock incentive plan, net of shares received for tax withholding	31	260	30
Conversion of capital lease obligations	91	—	—
Refinancing of short-term borrowings to long-term debt	—	80,000	—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
In 2001, the Company purchased the net assets of certain retail stores located in the southeastern United States at a combined cash purchase price of $3,644. The transactions were accounted for under the purchase method, as follows:
Estimated fair value of assets acquired	$708
Goodwill	2,936
Cash paid, net of cash acquired	(3,644)

Liabilities assumed	$—

Effective June 1, 2000, the Company completed the acquisition of Tire Kingdom, Inc. for a total purchase price of $45,000, less certain adjustments and plus applicable closing costs. The acquisition was accounted for under the purchase method, as follows:
Estimated fair value of assets acquired		$61,881
Goodwill		31,224
Cash paid, net of cash acquired		(43,471)

Liabilities assumed		$49,634

In 2000, the Company purchased the net assets of certain retail stores located in the southeastern United States at a combined cash purchase price of $3,863. The transactions were accounted for under the purchase method, as follows:
Estimated fair value of assets acquired		$1,928
Goodwill		2,980
Cash paid, net of cash acquired		(3,861)

Liabilities assumed		$1,047

The accompanying notes are an integral part of the financial statements.

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Operations

     The Company is principally engaged in the marketing and distribution of tires in the automotive replacement market, through both wholesale and retail channels. The Company’s wholesale customers include retailers and other wholesalers, primarily in the United States, Canada and Mexico. Through Tire Kingdom, Inc., acquired in June 2000, the Company operates retail tire and automotive service centers primarily in the southeastern United States. Through its subsidiary Big O Tires, Inc., the Company also acts as a franchisor of independent retail tire and automotive service stores located primarily in the western and midwestern United States.

Significant Accounting Policies

     Principles of consolidation — The accompanying financial statements include the accounts of TBC Corporation and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     Equity investments — The Company has invested in certain tire distributors and independent tire dealers. The investments in these 50% or less-owned entities are accounted for using the equity method and are included in other assets on the balance sheets. The recorded value of such equity investments totaled $14,803,000 and $9,302,000 at December 31, 2001 and 2000, respectively, and approximated the Company’s interest in the net asset values of the related entities.

     Accounting estimates — The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. Actual results could differ from those estimates.

     Reclassifications — Certain reclassifications have been made in the balance sheets and statements of cash flows for prior years, to conform to the 2001 presentation, with no effect on previously-reported net income.

     Cash equivalents — Cash equivalents consist of short-term, highly liquid investments which are readily convertible into cash.

     Inventories — Inventories, consisting of tires and other automotive products held for resale, are valued at the lower of cost or market. Certain inventories are valued using the last in-first out method and the current costs of those inventories exceeded the LIFO value by $2,950,000 and $354,000 at December 31, 2001 and 2000, respectively.

     Concentrations of credit risk — The Company performs ongoing credit evaluations of its customers and typically requires some form of security, including collateral, guarantees or other documentation. The Company maintains allowances for potential credit losses. The Company maintains cash balances with financial institutions with high credit ratings. The Company has not experienced any losses with respect to bank balances in excess of government-provided insurance.

     Property, plant and equipment — Depreciation is computed principally using the straight-line method, over estimated lives of 3-15 years for furniture and equipment and 20-40 years for buildings and leasehold improvements. Amounts expended for maintenance and repairs are charged to operations, and expenditures for major renewals and betterments are capitalized. When property, plant and equipment is retired or otherwise disposed of, the related gain or loss is included in the results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Goodwill, Trademarks and Other Intangible Assets — Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. Goodwill was recorded as a result of the Company’s acquisition of Tire Kingdom in June 2000, as well as the purchase of the net assets of retail tire stores during 2001 and 2000. Goodwill, trademarks and other intangible assets have been amortized on a straight-line basis, over 20 — 40 years. Accumulated amortization on intangible assets totaled $7,465,000 and $4,824,000 at December 31, 2001 and 2000, respectively.

     Long-lived assets — The Company periodically reviews the recoverability of intangible and other long-lived assets. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows of the specific assets and determine if the assigned value is recoverable or if an adjustment to the carrying value of the assets is necessary. The Company does not believe that there were any facts or circumstances which indicated an impairment of recorded assets as of December 31, 2001.

     Revenue recognition — Sales are recognized upon shipment of products. Estimated costs of returns and allowances are accrued at the time products are shipped.

     Franchise fees — Each Big O franchisee is required to pay an initial franchise fee as well as monthly royalty fees of 2% of gross sales. Initial franchise fees are deferred and recognized when all material services or conditions relating to the sale or transfer of the franchise have been substantially completed. Included in net sales in 2001, 2000 and 1999 were franchise and royalty fees of $11,619,000, $10,362,000 and $9,854,000, respectively.

     Warranty costs — The costs of anticipated adjustments for workmanship and materials that are the responsibility of the Company are estimated and charged to expense currently. Reserves for future warranty claims and service of $8,762,000 and $9,265,000 were included in liabilities in the balance sheets at December 31, 2001 and 2000, respectively.

     Interest on early payments to suppliers for product — Interest income associated with early payments to suppliers for product is recorded as a reduction to cost of sales in the statements of income. This interest income represented 1.2% of net sales during both 2001 and 2000, and 1.3% in 1999.

     Earnings per share — Earnings per share have been calculated according to Statement of Financial Accounting Standards No. 128, “Earnings per share”. Basic earnings per share have been computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares and equivalents outstanding. Common share equivalents represent shares issuable upon assumed exercise of stock options. Average common shares and equivalents outstanding were as follows (in thousands):

	2001	2000	1999

Weighted average common shares outstanding	20,984	21,191	21,177
Common share equivalents	402	—	12

Weighted average common shares and equivalents outstanding	21,386	21,191	21,189

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2. TRANSACTIONS WITH RELATED PARTIES AND MAJOR CUSTOMERS

     The Company’s operations are managed through its Board of Directors, members of which owned or are affiliated with companies which owned approximately 8% of the Company’s common stock at December 31, 2001. Sales to a distributor represented on the Board, including affiliates of that distributor, accounted for approximately 5% of the Company’s net sales during 2001, 6% during 2000 and 7% in 1999. One major customer, unaffiliated with the board of directors or the Company, accounted for approximately 4% of net sales in 2001, 7% of net sales in 2000, and 9% in 1999. Sales to joint ventures and entities in which the Company has an ownership interest accounted for approximately 4% of the Company’s net sales during 2001 and 3% in 2000 and 1999. Accounts receivable resulting from transactions with related parties are presented separately in the balance sheets.

3. ACQUISITION OF TIRE KINGDOM, INC. IN JUNE 2000

     On June 5, 2000, the Company acquired Tire Kingdom, Inc. (“Tire Kingdom”), which was a privately-owned company operating retail tire centers in the southeastern United States. The acquisition, which was effective June 1, 2000 and accounted for as a purchase, was made with cash, for a total purchase price of $45,000,000 less certain adjustments. The Company’s consolidated financial statements include the operating results of Tire Kingdom since June 1, 2000.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5. NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

     The Company has borrowing agreements with a group of 11 banks, which include an $80 million, three-year revolving loan facility and a five-year term loan facility. Interest under both of the facilities is at the eurodollar or federal funds rate plus a variable rate between 1.75% and 3.0% dependent on the Company’s leverage ratio. The bank credit facilities are collateralized by substantially all of the Company’s assets and contain certain cross-default provisions in conjunction with the long-term Senior Notes described below. The credit facilities require the payment of certain commitment and administrative fees and contain certain financial covenants dealing with, among other things, the Company’s net worth, total liabilities, funded indebtedness, leverage, fixed charge coverage ratio, accounts receivable and inventories. The credit facilities also include certain restrictions which affect the Company’s ability to incur additional debt, acquire other companies, make certain investments, repurchase its own common stock, sell or place liens upon assets, provide guarantees and pay dividends. A total of $34,200,000 was borrowed under the bank revolving loan facility and $73,000,000 was borrowed under the bank term loan facility at December 31, 2001. The weighted average interest rate on short-term borrowings at December 31, 2001 and 2000 was 4.60% and 8.46%, respectively.

     In addition to bank loan facilities, the Company has borrowings under Senior Notes as well as a note payable to a supplier. The Senior Notes are collateralized by substantially all of the Company’s assets and incorporate all of the financial covenants and restrictions contained in the bank credit facilities noted above. Principal payments under the Senior Notes are required to be made semi-annually and interest is payable quarterly. The supplier note payable contains provisions for the payment of principal and interest which are related to purchase commitments made by the Company. Interest based on the prime rate is waived if such commitments are met, but is payable on a portion of the loan together with principal if the purchase commitments are not met.

     Long-term debt and capital lease obligations on the balance sheet are summarized as follows (in thousands):

	December 31,

	2001	2000

8.30% Series A Senior Note, due currently through 2003	$13,000	$19,500
8.62% Series B Senior Note, due from 2004 through 2005	11,000	11,000
8.81% Series C Senior Note, due from 2006 through 2008	16,500	16,500
Variable-Rate Term Loan Payable to Banks, due from 2002 through 2006	73,000	80,000
Note Payable to Supplier, due in 2005	4,000	—
Capital lease obligations	33	479

	117,533	127,479
Less current portion	16,533	13,948

	$101,000	$113,531

     Maturities of long-term debt and capital lease obligations are as follows: $16,533,000 due in 2002, $18,500,000 in 2003, $20,500,000 in 2004, $21,500,000 in 2005, $29,500,000 in 2006 and $11,000,000 thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6. INTEREST RATE SWAP AGREEMENTS

     The Company has certain interest-rate swap agreements which are hedge instruments accounted for under Statement of Financial Accounting Standards No. 133, adopted by the Company on January 1, 2001. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires the recognition of all derivative instruments on the balance sheet at fair value. The Company’s interest-rate swap agreements expire over periods of five years or less and are cash-flow hedges since they are used to convert a portion of the Company’s variable-rate bank debt to fixed rates and thereby minimize earnings fluctuations caused by interest rate volatility. Changes in the fair value of interest-rate swaps are recorded in other comprehensive income, until earnings are affected by the variability of actual cash flows. As of December 31, 2001, deferred losses on interest-rate swaps, net of deferred taxes, totaled $713,000 and were included in other comprehensive income on the balance sheet. At the end of 2001, interest expense of approximately $852,000 was expected to be recorded within the next twelve months, in conjunction with the realization of assumed interest rates. For the year ended December 31, 2001, amounts included in the statement of income associated with the adoption and provisions of SFAS No. 133 were not material.

7. OPERATING LEASES

     The Company’s commitments under operating leases relate substantially to distribution facilities and retail store locations. In addition to rental payments, the Company is obligated in some instances to pay real estate taxes, insurance and certain maintenance costs.

     The Company, through its Big O subsidiary, also has agreements with a bank and a third party which provide financing for the development and leasing of retail stores. Under the financing program, the third party entity leases the properties to the Company at a variable rate for an initial period of up to five years, renewable for a total period up to 15 years. At any time during the lease term, the Company has the option to purchase individual sites subject to certain limitations and at the end of the term may purchase all sites, request a five-year extension or terminate the lease. The Company has guaranteed that the residual value of the property at the end of the original lease term will be no less than 85% of the remaining balance financed. The Company accounts for such leases as operating leases and subleases the sites to Big O franchisees subject to the terms and conditions of the agreements. As of December 31, 2001, $8,758,000 had been financed under the program, representing ten properties, nine of which had been sublet to Big O franchisees. No properties can be added to the program after December 31, 2001.

     Rental expense of $29,441,000, $17,816,000 and $6,798,000 was charged to operations in 2001, 2000 and 1999, respectively, after deducting sublease income of $3,459,000 in 2001, $3,079,000 in 2000 and $1,841,000 in 1999. Minimum noncancelable real property lease commitments at December 31, 2001 were as follows (in thousands):

Year	Amount

2002	$33,983
2003	39,463
2004	27,613
2005	24,799
2006	23,467
Thereafter	129,170

278,495
Less sublease income	(28,887)

$249,608

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8. INCOME TAXES

     The Company records income taxes using the liability method prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Income taxes provided for the years ended December 31, 2001, 2000 and 1999 were as follows (in thousands):

	2001	2000	1999

Current:
Federal	$12,539	$10,075	$9,554
State	2,225	1,561	1,241

	14,764	11,636	10,795
Deferred	(810)	687	526

	$13,954	$12,323	$11,321

     The provision for deferred income taxes represents the change in the Company’s net deferred income tax asset or liability during the year, excluding deferred taxes related to other comprehensive income and including the effect of any tax rate changes. Deferred income taxes arise from temporary differences between the tax basis of the Company’s assets and liabilities and their reported amounts in the financial statements. Included in the assets of Tire Kingdom which were acquired in June 2000 were deferred income tax assets totaling $8,003,000.

     The net deferred income tax asset in the financial statements at December 31, 2001 included $2,997,000 related to the allowance for doubtful accounts and notes, $2,409,000 for insurance-related accruals, and $3,247,000 for warranty-related reserves. At December 31, 2000, the net deferred income tax asset included $2,389,000 related to the allowance for doubtful accounts and notes, $2,473,000 for insurance-related accruals and $3,384,000 related to warranty reserves. The net deferred income tax liability at December 31, 2001 included $5,535,000 related to trademarks and intangible assets and $2,377,000 for depreciation differences, partially offset by a noncurrent deferred tax asset of $2,186,000 associated with lease accruals and sale/leaseback arrangements, $521,000 for deferred revenues and $440,000 related to other comprehensive income. At December 31, 2000, the net deferred income tax liability included $5,190,000 for trademarks and intangible assets and $3,043,000 attributable to depreciation, less $1,543,000 for lease accruals. At December 31, 2001, the Company had available a minimum tax credit carryforward of $363,000, which has an indefinite carryforward period and is subject to certain limitations.

     The difference between the Company’s effective income tax rate and the statutory U. S. Federal income tax rate is reconciled as follows:

	2001	2000	1999

Statutory U.S. Federal rate	35.0%	35.0%	35.0%
State income taxes	4.1	3.6	2.6
Other	.8	1.1	1.1

Effective tax rate	39.9%	39.7%	38.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9. RETIREMENT PLANS

     The Company maintains employee savings plans under Section 401(k) of the Internal Revenue Code. Contributions by the Company to the 401(k) plans include those based on a specified percentage of employee contributions, as well as discretionary contributions. Expenses recorded for the Company’s contributions totaled $1,274,000 in 2001, $1,394,000 in 2000 and $1,030,000 in 1999.

     The Company has a defined benefit pension plan which covered less than 100 of its employees at the end of 2001. The benefits are based on years of service and the employee’s final compensation. The plan is funded by contributions by the Company, not to exceed the maximum amount that can be deducted for federal income tax purposes. The plan was amended as of December 31, 2001 to freeze accrued participant benefits by providing that years of service and compensation after that date shall not be taken into account in the calculation of plan benefits. In addition, a decision was made in early 2002 to terminate the plan as soon as practicable in accordance with the requirements of ERISA and the Pension Benefit Guaranty Corporation. In conjunction with the intended plan termination, the Company wrote off the remaining balance of its prepaid pension asset during 2001 and recorded an expense of $720,000.

     The table which follows sets forth the defined benefit pension plan’s changes in projected benefit obligations for service rendered to date, changes in the fair value of plan assets, the funded status and amounts recognized in the Company’s balance sheets (in thousands):

	2001	2000

Actuarial present value of projected benefit obligations, at beginning of year	$(5,982)	$(5,600)
Service cost	(250)	(291)
Interest cost	(422)	(427)
Actuarial gain (loss)	(1,063)	76
Settlement gain	—	33
Benefits paid	1,060	169
Expenses paid	74	58
Effect of plan termination	716	—

Actuarial present value of projected benefit obligations, at end of year	(5,867)	(5,982)

Fair value of plan assets, at beginning of year	7,155	6,392
Return on plan assets	(275)	990
Benefits and expenses paid	(1,134)	(227)
Effect of plan termination	121	—

Fair value of plan assets, at end of year	5,867	7,155

Funded Status — plan assets over projected benefit obligation, at end of year	—	1,173
Unrecognized net gain from experience different from that assumed	—	(498)
Unrecognized net assets and prior service cost	—	75

Prepaid pension cost, at end of year	$—	$750

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9. RETIREMENT PLANS (Continued)

     The net expense for the defined benefit plan for 2001, 2000 and 1999 was comprised of the following (in thousands):

	2001	2000	1999

Service cost	$250	$291	$379
Interest cost	422	427	438
Return on plan assets	274	(990)	(952)
Net amortization, deferral and settlement charges	(916)	322	386
Effect of plan termination	720	—	—

	$750	$50	$251

     The discount rates used in determining the actuarial present values of benefit obligations for the defined benefit plan were 5.48% in 2001 and 7.75% in 2000. Estimated increases in future compensation levels were 5.0% for the 2000 projection but were not applicable to the 2001 projection due to the plan amendment freezing participant benefits. The expected long-term rate of return on assets was 10% in both the 2001 and 2000 projections. Actuarial present values of accumulated benefit obligations were $5,867,000 at December 31, 2001 and $4,006,000 at December 31, 2000.

     The Company also has unfunded supplemental retirement plans for certain of its key executives, to provide benefits in excess of amounts permitted to be paid by its other retirement plans under current tax law. The 2001 expense for supplemental retirement benefits was $215,000. The 2000 expense totaled $1,134,000, including settlement charges of $665,000. The 1999 supplemental retirement expense was $1,462,000 and included settlement charges of $766,000. At December 31, 2001, the projected benefit obligation, computed using a 7.0% discount rate and 5% expected increase in future compensation, was $1,243,000. The accumulated benefit obligation, which was reflected as a noncurrent liability at December 31, 2001, totaled $707,000.

10. STOCKHOLDERS’ EQUITY

     The Company is authorized to issue 50,000,000 shares of $.10 par value common stock. In addition, 2,500,000 shares of $.10 par value preferred stock are authorized, none of which were outstanding at December 31, 2001 or 2000.

     The Company has a Stockholder Rights Plan whereby outstanding shares of the Company’s common stock are accompanied by preferred stock purchase rights. The rights become exercisable ten days after a public announcement that a person or group has acquired 20% or more of the Company’s common stock or any earlier date designated by the Board of Directors. Under defined circumstances, the rights allow TBC stockholders (other than the 20% acquiror) to purchase common stock in the Company at a price which may be substantially less than the market price. The rights expire on July 31, 2008 unless redeemed at an earlier date.

     In 2001, 2000 and 1999, shares of the Company’s common stock were repurchased and retired under authorizations made by the Board of Directors. As of December 31, 2001, the Company had unused authorizations from the Board for the repurchase of approximately 1,429,000 additional shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11. STOCK OPTION AND INCENTIVE PLANS

     The Company has a 1989 stock incentive plan (“1989 Plan”) and a 2000 stock option plan (“2000 Plan”). The plans provide for the grant of options to purchase shares of the Company’s common stock to officers and other key employees upon terms and conditions determined by a committee of the Board of Directors. Options typically are granted at the fair market value of the stock on the date of grant, vest ratably over a three-year period and expire in ten years.

     The committee is authorized under the 1989 Plan to grant performance awards and restricted stock awards to officers and other key employees. Additionally, the 1989 Plan provides for the annual grant of restricted stock with a market value of $5,000 to each non- employee director of the Company. Each of these shares of restricted stock is accompanied by four options, which are only exercisable under certain conditions and the exercise of which results in the forfeiture of the associated share of restricted stock. The options expire in one- third increments as the associated restricted stock vests. Such tandem options are not included in the totals shown below for outstanding options. At December 31, 2001, 3,810,000 shares were reserved for issuance under the 1989 and 2000 Plans.

     A summary of stock option activity during 1999, 2000 and 2001 is shown below:

			Weighted
			Average
	Option	Option Price	Exercise
	Shares	Range	Price

Outstanding at January 1, 1999 (407,605 exercisable)	1,076,963	$5.03 - $12.13	$8.84
Granted in 1999	477,230	6.63 - 7.50	7.47
Exercised in 1999	(32,897)	5.03 - 6.55	5.14
Forfeited in 1999	(55,094)	7.50 - 12.13	8.59

Outstanding at December 31, 1999 (631,590 exercisable)	1,466,202	$5.72 - $12.13	$8.49
Granted in 2000	620,867	4.63 - 6.00	5.64
Exercised in 2000	—	— —	—
Forfeited in 2000	(195,077)	5.75 - 9.88	7.37

Outstanding at December 31, 2000 (902,139 exercisable)	1,891,992	$4.63 - $12.13	$7.67
Granted in 2001	640,500	5.63 - 8.70	6.78
Exercised in 2001	(268,302)	5.72 - 9.75	6.91
Forfeited in 2001	(46,049)	4.63 - 9.75	6.40

Outstanding at December 31, 2001 (1,113,628 exercisable)	2,218,141	$4.63 - $12.13	$7.53

     Additional information regarding stock options outstanding at December 31, 2001 is shown below:

	Outstanding Options			Exercisable Options

		Weighted	Weighted		Weighted
		Average	Average		Average
	Option	Exercise	Remaining	Option	Exercise
Option Price Range	Shares	Price	Term	Shares	Price

$4.63 - $ 6.50	946,509	$5.85	8.6 yrs	159,373	$5.65
$6.51 - $ 8.50	600,960	7.61	6.2 yrs	446,583	7.70
$8.51 - $12.13	670,672	9.84	6.0 yrs	507,672	10.20

	2,218,141			1,113,628

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11. STOCK OPTION AND INCENTIVE PLANS (Continued)

     As of December 31, 2001, 282,000 of the outstanding options contained a “reload” feature. Options granted by the committee with a reload feature provide for the grant of a new option, called a “reload option,” for a number of shares equal to the number of shares delivered by the optionee to pay the exercise price of the original option and to pay any tax withholding payments associated with the exercise of the original option.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. Accordingly, no compensation expense has been recognized for the stock options granted in 2001, 2000 or 1999. Using fair value assumptions specified in SFAS No. 123, the weighted average per share value of options granted during 2001, 2000 and 1999 was $2.81, $2.42 and $3.26, respectively. Had compensation cost for such option grants been determined using such assumptions, the Company’s net income on a pro forma basis would have been $20,169,000 in 2001, $17,896,000 in 2000 and $16,947,000 in 1999, compared to reported net income of $21,010,000 in 2001, $18,724,000 in 2000 and $17,939,000 in 1999. Pro forma earnings per share would have been $0.94, $0.84 and $0.80 in 2001, 2000 and 1999, respectively, rather than the reported totals of $0.98 in 2001, $0.88 in 2000, and $0.85 in 1999.

     The fair value of each option granted in 2001, 2000 and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted- average assumptions: dividend yield of 0%; risk-free interest rates equal to zero-coupon governmental issues; and expected lives of 4.9 years in 2001 and 2000, and 4.8 years in 1999. The expected volatility percentages used for options granted were 37.7% in 2001, 38.2% for 2000 and 43.4% for 1999.

12. FINANCIAL GUARANTEES AND CREDIT RISKS

     The Company’s Big O Tires, Inc. subsidiary has provided certain financial guarantees associated with real estate leases and financing of its franchisees. Although the guarantees were issued in the normal course of business to meet the financing needs of its franchisees, they represent credit risk in excess of the amounts reported on the balance sheet as of December 31, 2001. The contractual amounts of the guarantees, which represent the Company’s maximum exposure to credit loss in the event of non-performance by the franchisees, totaled $15,659,000 as of December 31, 2001, including $4,947,000 related to franchisee financing and $10,712,000 related to store and real estate leases.

     Most of the guarantees related to franchisee financing and leases extend for more than five years and expire in decreasing amounts through 2009. The credit risk associated with these guarantees is essentially the same as that involved in extending loans to the franchisees. Big O evaluates each franchisee’s creditworthiness and requires that sufficient collateral (primarily inventories and equipment) and security interests be obtained by the third party lenders or lessors, before the guarantees are issued. There are no cash requirements associated with the guarantees, except in the event that an actual financial loss is subsequently incurred due to non-performance by the franchisees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

13. SEGMENT INFORMATION

     The Company is principally engaged in the marketing and distribution of tires in the automotive replacement market and has two operating segments: retail and wholesale. During 2001, the Company’s management redefined the composition of these two segments to better monitor and assess their respective operating performance. The retail segment now includes the franchised retail tire business conducted by Big O Tires, Inc., as well as the operation of retail tire and service centers by Tire Kingdom, which was acquired by the Company in June 2000. Both of these retail systems have similar marketing concepts, distribution methods and customers and are evaluated using similar operating measurements. The wholesale segment markets and distributes the Company’s proprietary brands of tires, as well as other tires and related products, on a wholesale basis to distributors who resell to or operate independent tire dealers.

     Accounting policies of both the retail and wholesale segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its two segments based on earnings before interest, taxes, depreciation, amortization and any special items (Operational EBITDA). Special items considered in the determination of Operational EBITDA included the $720,000 pension plan termination charge in 2001, a $1,233,000 charge in 2000 for management restructuring, charges totaling $5,954,000 in 1999 for the write-off of an uncollectible note receivable and the relocation of certain distribution facilities, and a gain of $2,618,000 in 1999 related to the sale of a distribution center. Segment information for the three years ended December 31, 2001, 2000 and 1999 is as follows (in thousands):

	Retail	Wholesale	Total

Year ended December 31, 2001
Total assets	$221,104	$241,856	$462,960
Operating results -
Net sales to external customers	445,746	563,532	1,009,278
Inter-segment net sales	—	159,020	159,020
Operational EBITDA	32,810	28,055	60,865

Year ended December 31, 2000
Total assets	$207,400	$244,167	$451,567
Operating results -
Net sales to external customers	317,844	584,896	902,740
Inter-segment net sales	—	121,627	121,627
Operational EBITDA	24,602	30,087	54,689

Year ended December 31, 1999
Total assets	$128,551	$220,132	$348,683
Operating results -
Net sales to external customers	174,274	568,776	743,050
Inter-segment net sales	—	105,562	105,562
Operational EBITDA	17,936	30,074	48,010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

14. PROVISION FOR DOUBTFUL ACCOUNTS AND NOTES

     In 1999, the Company’s provision for doubtful accounts and notes included $4,589,000 associated with the write-off of a note receivable from a former distributor. The Company had held written guarantees from the distributor’s former owners and had filed suit in 1989 to recover under such guarantees. The lawsuit was tried and a jury verdict was reached in July 1999 in favor of the distributor’s former owners, which resulted in the charge to earnings by the Company.

15. LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings which are routine to the conduct of its business. The Company does not believe that any such routine litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

SUPPLEMENTARY DATA:

QUARTERLY FINANCIAL INFORMATION

     Unaudited quarterly results for 2001 and 2000 are summarized as follows:

	(In thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2001
Net sales	$227,193	$255,486	$278,875	$247,724
Gross profit	61,728	66,924	70,163	66,162
Net income	3,830	5,525	5,995	5,660
Earnings per share -
Basic	.18	.26	.29	.27
Diluted	$.18	$.26	$.28	$.26

2000
Net sales	$177,389	$206,434	$267,883	$251,034
Gross profit	31,886	41,690	62,275	62,396
Net income	3,945	5,009	5,302	4,468
Earnings per share -
Basic*	.19	.24	.25	.21
Diluted*	$.19	$.24	$.25	$.21

*	The total of earnings per share for each of the quarters of 2000 does not equal earnings per share for the year ended December 31, 2000, due to the effect of rounding the individual quarters.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
             DISCLOSURE

             None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except for information concerning executive officers of the Company which is set forth in Part I of this Report, the information required by this Item 10 is set forth in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held April 24, 2002, under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by this reference.

Item 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is set forth in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held April 24, 2002, under the captions “Election of Directors” and “Executive Compensation”, and, with the exception of the information disclosed in the Proxy Statement pursuant to Item 402(k) or 402(l) of Regulation S-K, is incorporated herein by this reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is set forth in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held April 24, 2002, under the caption “Security Ownership of Management and Principal Stockholders”, and is incorporated herein by this reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is set forth in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held April 24, 2002, under the captions “Election of Directors” and “Executive Compensation”, and is incorporated herein by this reference.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)	FINANCIAL STATEMENTS

The following items, including consolidated financial statements of the Company, are set forth at Item 8 of this Report:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets — December 31, 2001, and 2000

Consolidated Statements of Income — Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows — Years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

(a) (2)	FINANCIAL STATEMENT SCHEDULES

Report of Independent Certified Public Accountants (at p. 39 of this Report)

Schedule II — Valuation and qualifying accounts (at p. 40 of this Report)

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) (3)	EXHIBITS

See INDEX to EXHIBITS included at p. 41 of this Report

(b)	REPORTS ON FORM 8-K

The Company did not file any Reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TBC Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of March, 2002.

TBC CORPORATION

By:	-s- LAWRENCE C. DAY Lawrence C. Day President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of TBC Corporation and in the capacities and on the dates indicated:

Name	Title	Date

-s- LAWRENCE C. DAY Lawrence C. Day	President, Chief Executive Officer and Director	March 6, 2002

-s- THOMAS W. GARVEY Thomas W. Garvey	Executive Vice President, Chief Financial Officer and Treasurer	March 6, 2002

* MARVIN E. BRUCE Marvin E. Bruce	Chairman of the Board of Directors	March 6, 2002

* ROBERT H. DUNLAP Robert H. Dunlap	Director	March 6, 2002

* CHARLES A. LEDSINGER, JR. Charles A. Ledsinger, Jr.	Director	March 6, 2002

Name	Title	Date

* WILLIAM J. McCARTHY William J. McCarthy	Director	March 6, 2002

* RICHARD A. McSTAY Richard A. McStay	Director	March 6, 2002

* DONALD RATAJCZAK Donald Ratajczak	Director	March 6, 2002

* ROBERT R. SCHOEBERL Robert R. Schoeberl	Director	March 6, 2002

* RAYMOND E. SCHULTZ Raymond E. Schultz	Director	March 6, 2002

     *     The undersigned by signing his name hereto does sign and execute this Report on Form 10-K on behalf of each of the above-named directors of TBC Corporation pursuant to a power of attorney executed by each such director and filed with the Securities and Exchange Commission as an exhibit to this Report.

-s- LAWRENCE C. DAY Lawrence C. Day Attorney-in-Fact

PricewaterhouseCoopers LLP 1000 Morgan Keegan Tower Fifty North Front Street Memphis, TN 38103 Telephone (901) 522 2000 Facsimile (901) 523 2045

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors and
  Stockholders of TBC Corporation

Our audits of the consolidated financial statements referred to in our report dated February 8, 2002 appearing on page 16 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a) (2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

February 8, 2002

TBC CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(In thousands)

		Additions

		Charged	Charged
		to Costs	to
	Balance	and	Other	Balance
	January 1,	Expenses	Accounts	Deductions		December 31,

2001
Warranty reserve	$9,265	$3,834	$—	$4,337	(2)	$8,762
Allowance for doubtful accounts	7,831	2,607	—	2,701	(3)	7,737

2000
Warranty reserve	7,486	3,850	2,125 (1)	4,196	(2)	9,265
Allowance for doubtful accounts	7,751	1,468	785 (1)	2,173	(3)	7,831

1999
Warranty reserve	8,025	4,881	—	5,420	(2)	7,486
Allowance for doubtful accounts	9,298	5,090	92	6,729	(3)	7,751

(1)	Includes amounts for Tire Kingdom, Inc. as of the June 1, 2000 effective date of the acquisition.

(2)	Amounts added during current year and payable at year end less amount payable at beginning of year.

(3)	Accounts written off during year, net of recoveries.

INDEX TO EXHIBITS

Located at Manually Numbered Page

(2)	PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION:

2.1	Agreement and Plan of Merger, dated as of June 2, 2000, by and among TBC Corporation, TBC Retail Enterprises, Inc., TKI Holdings, Inc. and Certain Stockholders of TKI Holdings, Inc., was filed as Exhibit 2.1 to TBC’s Current Report of Form 8-K, dated June 5, 2000 and filed June 20, 2000	*

(3)	ARTICLES OF INCORPORATION AND BY-LAWS:

3.1	Certificate of Incorporation of TBC Corporation, restated as of August 6, 1987, as amended by Certificate of Amendment to Restated Certificate of Incorporation dated April 24, 1992, was filed as Exhibit 4.1 to the TBC Corporation Registration Statement on Form S-8 (Reg. No. 333-48802) filed on October 27, 200	*

3.2	By-Laws of TBC Corporation as amended through April 22, 1998, were filed as Exhibit 3.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1998	*

(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

4.1	Amended and Restated Note Agreement, dated as of January 31, 2001, between TBC Corporation and The Prudential Insurance Company of America (including exhibits containing the forms of Amended and Restated Series A, Series B, and Series C Senior Notes thereto), was filed as Exhibit 4.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2001	*

4.2	Amendment No. 1, dated as of October 22, 2001, to the Amended and Restated Note Agreement between TBC Corporation and The Prudential Insurance Company of America (without schedules and exhibits thereto, which are substantially identical in form to those previously filed with Exhibit 4.1)	46

4.3	Amended and Restated Credit Agreement, dated as of January 5, 2001, among TBC Corporation, the lenders party thereto, First Tennessee Bank National Association, as Administrative Agent, and The Chase Manhattan Bank, as Co-Administrative Agent, (including exhibits containing the forms of notes issued pursuant thereto), was filed as Exhibit 4.2 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2001	*

4.4	Amendment No. 1, dated as of April 20, 2001, to the Amended and Restated Credit Agreement among TBC Corporation, the lenders party thereto, First Tennessee Bank National Association, as Administrative Agent, and The Chase Manhattan Bank, as Co-Administrative Agent	60

4.5	Amendment No. 2, dated as of October 22, 2001, to the Amended and Restated Credit Agreement among TBC Corporation, the lenders party thereto, First Tennessee Bank National Association, as Administrative Agent, and The Chase Manhattan Bank, as Co-Administrative Agent	75

4.6	Amended and Restated Rights Agreement, dated as of July 23, 1998, between TBC Corporation and BankBoston, N.A., as Rights Agent, including as Exhibit A thereto the form of Rights Certificate, was filed as Exhibit 4.1 to the TBC Corporation Form 8-A/A-1 Registration Statement filed with the Commission on July 30, 1998	*

4.7	Other long-term debt instruments	#

(10)	MATERIAL CONTRACTS:

Management Contracts and Compensatory Plans or Arrangements

10.1	Form of Trust Agreement (between the Company and certain executive officers — 1/1/98 version) was filed as Exhibit 10.3 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	*

10.2	TBC Corporation 2000 Stock Option Plan was filed as Exhibit 4.3 to the TBC Corporation Registration Statement on Form S-8 (Reg. No. 333-48802) filed on October 27, 2000	*

10.3	TBC Corporation 1989 Stock Incentive Plan, as amended and restated April 23, 1997 was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1997	*

10.4	TBC Corporation Deferred Compensation Plan for Directors was filed as Exhibit 10.4 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2000	*

10.5	Resolution adopted by the Compensation Committee of the TBC Corporation Board of Directors, September 26, 1996, relating to interest payable on deferred compensation of officers and directors of TBC Corporation	140

10.6	Executive Employment Agreement between the Company and Lawrence C. Day, amended and restated as of November 1, 2000 (without Exhibit A thereto, which is substantially identical to the form of Trust Agreement referenced in Exhibit 10.1) was filed as Exhibit 10.6 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2000	*

10.7	Executive Employment Agreement, dated as of October 31, 2000, between the Company and Kenneth P. Dick (without Exhibit A thereto, which is substantially identical to the form of Trust Agreement referenced in Exhibit 10.1) was filed as Exhibit 10.7 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2000	*

10.8	Executive Employment Agreement, dated as of January 19, 2001, between the Company and Thomas W. Garvey (without Exhibit A thereto, which is substantially identical to the form of Trust Agreement referenced in Exhibit 10.1) was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2001	*

10.9	TBC Corporation Management Incentive Compensation Plan, effective January 1, 1997, was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1997	*

10.10	TBC Corporation Executive Supplemental Retirement Plan, as amended through August 1, 1997, was filed as Exhibit 10.3 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1997	*

10.11	TBC Corporation Executive Retirement Plan was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1998	*

10.12	TBC Corporation Executive Deferred Compensation Plan, effective August 1, 1999, was filed as Exhibit 10.6 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1999	*

Other Material Contracts

10.13	Form of TBC Corporation’s standard Distributor Agreement was filed as Exhibit 10.13 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2000	*

10.14	Form of Franchise Agreement in use by Big O Tires, Inc.	141

10.15	Agreement, dated October 1, 1977, between TBC Corporation and The Kelly-Springfield Tire Company, including letter dated June 30, 1978, was filed as Exhibit 10.6 to TBC Corporation Registration statement on Form S-1, filed on April 21, 1983 (Reg. No. 2-83216)	*

10.16	Ten-Year Commitment Agreement, dated March 21, 1994, between the Company and The Kelly-Springfield Tire Company, was filed as Exhibit 10.16 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2000	*

10.17	Agreement, effective January 1, 1994, between the Company and Cooper Tire & Rubber Company, was filed as Exhibit 10.17 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2000	*

10.18	Amendment, effective May 17, 2000, to Agreement between the Company and Cooper Tire & Rubber Company, was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2001	*

10.19	Agreement, effective January 1, 2002, between the Company and Cooper Tire & Rubber Company	198

(21)	SUBSIDIARIES OF THE COMPANY:

21.1	List of the names and jurisdictions of incorporation of the subsidiaries of the Company	215

(23)	CONSENTS OF EXPERTS AND COUNSEL:

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants, to incorporation by reference of their reports dated February 8, 2002 in Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the Company’s 1989 Stock Incentive Plan (Reg. No. 33-43166) and in the Registration Statement on Form S-8 for the Company’s 2000 Stock Option Plan (Reg. No. 333-48802)	216

(24)	POWER OF ATTORNEY:

24.1	Power of attorney of each person who signed this Annual Report on Form 10-K on behalf of another pursuant to a power of attorney	217

“*”	Indicates that the Exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

#	With respect to any other instrument defining the rights of holders of long-term debt, the amount of securities authorized under any such instrument does not exceed 10% of the total assets of TBC Corporation and its subsidiaries on a consolidated basis. A copy of any such instrument will be furnished to the Commission upon request.

TBC CORPORATION

EXHIBITS

TO

FORM 10-K

FOR THE YEAR ENDED
DECEMBER 31, 2001