Form 10-Q
period 2002-03-31
TBC CORP
filed 2002-05-03
CIK 718449

CONFORMED

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

[   ]                               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No

21,107,973 Shares of Common Stock were outstanding as of  March 31, 2002.

INDEX TO EXHIBITS at page 13 of this Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                     ASSETS

                                                          March 31,     December 31,
                                                            2002            2001
                                                            ----            ----
CURRENT ASSETS:                                          (Unaudited)

      Cash and cash equivalents                            $  1,808     $  2,298

      Accounts and notes receivable, less
         allowance for doubtful accounts of
         $7,908 on March 31, 2002 and
         $7,737 on December 31, 2001:
              Related parties                                19,694       17,173
              Other                                         108,585       95,848
                                                            -------       ------
              Total accounts and notes receivable           128,279      113,021

      Inventories                                           188,153      172,431
      Refundable federal and state income taxes               1,323        2,349
      Deferred income taxes                                  11,075       11,501
      Other current assets                                   17,139       16,999
                                                             ------       ------
              Total current assets                          347,777      318,599
                                                            -------      -------
PROPERTY, PLANT AND EQUIPMENT, AT COST:

      Land and improvements                                   4,756        5,032
      Buildings and leasehold improvements                   23,448       22,948
      Furniture and equipment                                58,570       52,591
                                                             ------       ------
                                                             86,774       80,571
      Less accumulated depreciation                          36,411       33,650
                                                             ------       ------
              Total property, plant and equipment            50,363       46,921
                                                             ------       ------

TRADEMARKS, NET                                              15,824       15,824
                                                             ------       ------

GOODWILL, NET                                                58,182       51,291
                                                             ------       ------

OTHER ASSETS                                                 28,142       30,325
                                                             ------       ------

TOTAL ASSETS                                               $500,288     $462,960
                                                           ========     ========

          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         March 31,     December 31,
                                                           2002            2001
                                                           ----            ----
CURRENT LIABILITIES:                                    (Unaudited)

      Outstanding checks, net                          $  11,934      $   5,916

      Notes payable to banks                              21,000         34,200

      Current portion of long-term debt
         and capital lease obligations                    17,009         16,533

      Accounts payable, trade                             99,767         53,227

      Other current liabilities                           40,024         41,516
                                                          ------         ------
              Total current liabilities                  189,734        151,392
                                                         -------        -------

LONG-TERM DEBT, LESS CURRENT PORTION                      94,750        101,000
                                                          ------        -------
NONCURRENT LIABILITIES                                    11,527         11,721
                                                          ------         ------
DEFERRED INCOME TAXES                                      4,614          4,528
                                                           -----          -----
STOCKHOLDERS' EQUITY:
      Common stock, $.10 par value,
         shares issued and outstanding -
         21,108 on March 31, 2002 and
         21,003 on December 31, 2001                       2,111          2,100

      Additional paid-in capital                          14,982         11,783

      Other comprehensive income                            (440)          (713)

      Retained earnings                                  183,010        181,149
                                                         -------        -------
              Total stockholders' equity                 199,663        194,319
                                                         -------        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 500,288      $ 462,960
                                                       =========      =========

          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)

                                   (Unaudited)

                                                              Three Months
                                                             Ended March 31,
                                                             ---------------
                                                            2002          2001
                                                            ----          ----
NET SALES *                                              $ 249,704    $ 227,193

COST OF SALES                                              183,482      165,465
                                                           -------      -------
GROSS PROFIT                                                66,222       61,728
                                                            ------       ------
EXPENSES:
    Distribution expenses                                   12,497       12,195
    Selling, administrative and retail store expenses       44,481       40,132
    Interest expense - net                                   2,021        3,423
    Other (income) expense - net                              (364)        (644)
                                                              ----         ----
        Total expenses                                      58,635       55,106
                                                            ------       ------
INCOME BEFORE INCOME TAXES                                   7,587        6,622

PROVISION FOR INCOME TAXES                                   2,780        2,792
                                                             -----        -----
NET INCOME                                               $   4,807    $   3,830
                                                         =========    =========

EARNINGS PER SHARE -
    Basic                                                $     .23    $     .18
                                                         =========    =========
    Diluted                                              $     .22    $     .18
                                                         =========    =========

   *    Including sales to related parties of $26,082 and $20,524 in the three months ended
        March 31, 2002 and 2001, respectively.

          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (In thousands)

                                   (Unaudited)

                                          Common Stock                        Other
                                    -------------------      Additional    Compre-
                                      Number of                  Paid-In     hensive    Retained
                                      Shares       Amount      Capital      Income    Earnings      Total
                                        ------       ------      -------      ------    --------      -----
Three Months Ended
   March 31, 2001
-------------------
BALANCE, JANUARY 1, 2001                 20,939      $2,094     $  9,760    $      -    $162,198     $174,052

  Net income for period                                                                    3,830        3,830

  Issuance of common stock
     under stock option and
     incentive plans, net                    45           4          249           -           -          253

  Tax benefit from exercise of
     stock options                            -           -            8           -           -            8

   Other comprehensive income
     associated with interest rate
     swap agreements, net                     -           -            -        (685)          -         (685)
                                           ----        ----         ----        ----        ----         ----

BALANCE, MARCH 31, 2001                  20,984      $2,098      $10,017   $    (685)   $166,028     $177,458
                                         ======      ======      =======   =========    ========     ========

Three Months Ended
   March 31, 2002
-------------------
BALANCE, JANUARY 1, 2002                 21,003      $2,100      $11,783   $    (713)   $181,149     $194,319

   Net income for period                                                                   4,807        4,807

   Issuance of common stock
     under stock option and
     incentive plans                        335          34        2,702           -           -        2,736

   Repurchase and retirement
     of common stock                       (230)        (23)        (138)          -      (2,946)      (3,107)

   Tax benefit from exercise of
     stock options                            -           -          635           -           -          635

   Change in other comprehensive
     income associated with interest
     rate swap agreements                     -           -            -         273           -          273
                                           ----        ----         ----        ----        ----         ----

BALANCE, MARCH 31, 2002                  21,108      $2,111      $14,982   $    (440)   $183,010     $199,663
                                         ======      ======      =======   ==========    ========     ========

          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)

                                                                     Three Months
                                                                   Ended March 31,
                                                                   ---------------
                                                                   2002        2001
                                                                   ----        ----
Operating Activities:
   Net income                                                  $  4,807    $  3,830

   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
         Depreciation                                             3,009       3,008
         Amortization of intangible assets                           --         655
         Amortization of other comprehensive income                  88          39
         Provision for doubtful accounts and notes                  611         438
         (Gain) loss on sale of fixed assets                        (29)        (92)
         Deferred income taxes                                      337          36
         Equity in (earnings) loss from joint ventures                2         214
         Changes in operating assets and liabilities,
           net of effect of assets acquired:
             Receivables                                        (15,836)      2,004
             Inventories                                        (14,123)     (3,084)
             Other current assets                                    23      (2,948)
             Other assets                                         1,808      (3,039)
             Accounts payable, trade                             46,540      (5,832)
             Federal and state income taxes
                refundable or payable                             1,661       2,601
             Other current liabilities                           (1,399)       (524)
             Noncurrent liabilities                                 (29)        104
                                                                    ---         ---
         Net cash provided by (used in) operating activities     27,470      (2,590)
                                                                 ------      ------
Investing Activities:
   Purchase of property, plant and equipment                     (4,417)     (2,075)
   Purchase of net assets of retail tire stores                 (10,781)     (3,316)
   Investments in joint ventures and other entities,
       net of distributions received                                341         (97)
   Proceeds from asset dispositions                                 355       1,727
   Other                                                             --          --
                                                                 ------      ------
         Net cash used in investing activities                  (14,502)     (3,761)
                                                                -------      ------
Financing Activities:
   Net bank borrowings under short-term
      borrowing arrangements                                    (13,200)     11,607
   Increase (decrease) in outstanding checks, net                 6,018      (5,790)
   Reduction of long-term debt and capital lease obligations     (5,774)       (121)
   Issuance of common stock under stock option
      and incentive plans                                         2,605         257
   Repurchase and retirement of common stock                     (3,107)         --
                                                                 ------      ------
         Net cash provided by (used in) financing activities    (13,458)      5,953
                                                                -------       -----
Change in cash and cash equivalents                                (490)       (398)

Cash and cash equivalents:
   Balance - Beginning of year                                    2,298       1,681
                                                                  -----       -----
   Balance - End of period                                     $  1,808    $  1,283
                                                               ========    ========

                                 TBC CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                 (In thousands)

                                   (Unaudited)

                                                                      Three Months
                                                                    Ended March 31,
                                                                    ---------------
                                                                   2002        2001
                                                                   ----        ----
Supplemental Disclosures of Cash Flow Information:
   Cash paid for - Interest                                     $  1,930    $  1,723
                 - Income Taxes                                      782         155

Supplemental Disclosure of Non-Cash Financing Activity:
   Tax benefit from exercise of stock options                        635           8
   Issuance of restricted stock under stock incentive plan,
      net of shares received for tax withholding                     131          (4)

Supplemental Disclosure of Non-Cash Investing
  and Financing Activities:

   In the first three months of 2002, the Company purchased
   the assets of certain retail tire stores located in the
   midwestern United States.  The transaction was accounted
   for under the purchase method, as follows:
         Estimated fair value of assets acquired                   3,890
         Goodwill                                                  6,891
         Cash paid                                               (10,781)
                                                                 -------
         Liabilities assumed                                    $     --
                                                                 =======
   In the first three months of 2001, the Company purchased
   the assets of certain retail tire stores located in the
   southeastern United States.  The transaction was accounted for under the purchase method, as follows:
         Estimated fair value of assets acquired                                 614
         Goodwill                                                              2,702
         Cash paid                                                            (3,316)
                                                                              ------

         Liabilities assumed                                                $     --
                                                                             =======
See accompanying notes to consolidated financial statements.

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Financial Statement Presentation

The December 31, 2001 balance sheet was derived from audited financial statements. The consolidated balance sheet as of March 31, 2002, and the consolidated statements of income, stockholders' equity and cash flows for the periods ended March 31, 2002 and 2001, have been prepared by the Company, without audit. It is Management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2002 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report.

Certain reclassifications have been made in the statement of cash flows for the three months ended March 31, 2001, to conform to the 2002 presentation, with no effect on previously reported net income.

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

                                                                  Three Months
                                                                Ended March 31,
                                                             --------------------
                                                               2002        2001
                                                             -------      -------
              Weighted average common
                  shares outstanding                         21,077        20,962

              Common share equivalents                          811            54
                                                            -------       -------

              Weighted average common shares
                  and equivalents outstanding                21,888        21,016
                                                             ======        ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3. Segment Information

The Company is principally engaged in the marketing and distribution of tires in the automotive replacement market and has two operating segments: retail and wholesale. The retail segment includes the franchised retail tire business conducted by Big O Tires, Inc., as well as the operation of retail tire and service centers by Tire Kingdom, Inc. The wholesale segment markets and distributes the Company's proprietary brands of tires, as well as other tires and related products, on a wholesale basis to distributors who resell to or operate independent tire dealers.

The Company evaluates the performance of its two operating segments based on earnings before interest, taxes, depreciation, amortization and any special items (Operational EBITDA). There were no special items to consider in the three months ended March 31, 2002 or 2001. Segment information for the three months ended March 31, 2002 and 2001 is as follows (in thousands):

                                                     Retail          Wholesale         Total
                                                  ------------       ---------      ------------
      Three months ended March 31, 2002
      ---------------------------------
         Total assets                              $245,418           $254,870        $500,288

         Operating results -

            Net sales to external customers         110,712            138,992         249,704

            Inter-segment net sales                       -             35,225          35,225

            Operational EBITDA                        6,697              5,920          12,617

      Three months ended March 31, 2001
      ---------------------------------
         Total assets                              $228,132           $227,557        $455,689

         Operating results -

            Net sales to external customers          99,453            127,740         227,193

            Inter-segment net sales                       -             34,359          34,359

            Operational EBITDA                        7,234              6,474          13,708

4. Adoption of SFAS No. 142

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) effective January 1, 2002. SFAS No. 142 changed the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. The Company ceased amortization of goodwill and trademarks in 2002 under the provisions of this statement. Expenses for the three months ended March 31, 2001 included amortization of $655,000. If SFAS No. 142 had been in effect during 2001 and amortization had not been recorded, net income for the first quarter of 2001 would have been approximately $590,000 greater than the reported total of $3,830,000 and earnings per share would have been $0.21 compared to the reported total of $0.18.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Company's financial position and liquidity continue to be strong. Working capital totaled $158.0 million at March 31, 2002 compared to $167.2 million at December 31, 2001.

Current accounts and notes receivable increased by $15.3 million and inventories increased by $15.7 million compared to the December 31, 2001 levels, due principally to seasonal fluctuations. A portion of the inventory increase was attributable to the purchase of assets of 19 retail tire stores during March 2002, which also affected the period-to-period comparison of property, plant and equipment and goodwill.

The net amount owed to banks and vendors (consisting of the combined balances of cash and cash equivalents, outstanding checks, notes and debt payable to banks, and accounts payable) increased by $34.1 million from December 31, 2001 to March 31, 2002. This increase, together with cash generated from operations, enabled the Company to fund the increased levels of receivables and inventories, as well as the above-noted purchase of retail tire store assets for a combined purchase price of $10.8 million. In addition, the Company was able to fund capital expenditures totaling $4.4 million during the first three months of 2002.

Results of Operations

Net sales increased 9.9% during the first three months of 2002 compared to the year- earlier level, due principally to the impact of a 9.6% increase in unit tire sales. The average tire sales price in the current quarter was relatively even with the year-earlier level. The percentage of total sales attributable to tires was 85% in the first quarter of both 2002 and 2001. The increased unit tire volume during the current quarter included gains of 7.8% for the Company's retail segment and 10.4% for the wholesale segment, both of which exceeded the overall industry growth rate. Tire sales by the retail segment benefited from an increase in the number of franchised and Company-operated stores in the Company's retail systems. Unit tire volume for the Company's wholesale segment was aided by new product introductions and sales initiatives in the current quarter.

Gross profit as a percentage of net sales declined from 27.2% in the first quarter of 2001 to 26.5% in the current quarter. The gross profit percentage in the prior year first quarter was somewhat greater than normal, due to the positive impact of an industrywide price increase at the beginning of that period. In addition, discounts for advance payments to certain suppliers were less in the current quarter than in the year-earlier period.

Distribution expenses as a percentage of net sales declined from 5.4% in the first quarter of 2001 to 5.0% in the current quarter. The unit volume gains by the retail and wholesale segments helped to leverage the Company's warehousing and product delivery costs, since many of them, such as rent, do not vary in relation to sales.

Selling, administrative and retail store expenses increased $4.3 million in the first quarter of 2002 compared to the year-earlier level, due primarily to an increase in the number of company-operated retail stores. At the end of March 2002, the Company was operating 22% more retail stores than at the end of March 2001. Expenses for such retail stores include payroll, operating and service-related costs, in addition to certain other selling and administrative expenses. The expense in the first quarter of 2001 included amortization of intangible assets of $655,000. No amortization was recorded in the current quarter, under the provisions of Statement of Financial Accounting Standards No. 142 (SFAS No. 142), which was adopted by the Company on January 1, 2002 (see Note 4 to the consolidated financial statements.)

Net interest expense decreased $1.4 million in the first quarter of 2002 compared to the year-earlier level, due principally to the combined effects of lower average borrowings and lower overall borrowing rates. The lower average borrowings in the current quarter were principally the result of cash generated from operations during the last twelve months which allowed the Company to reduce its debt to banks and other lenders. The reduction in borrowing rates was a reflection of lower market interest rates, as well as efforts by the Company to better manage working capital and minimize interest rate spreads under its borrowing agreements.

Net other income was somewhat less in the current quarter than in the year-earlier period, due largely to decreased interest and service charge income from customers.

The Company's effective tax rate decreased from 42.2% in the first quarter of 2001 to 36.6% in the current quarter. The decrease was primarily related to the impact of SFAS No. 142, since the majority of goodwill amortized in prior years was not deductible for tax purposes. The lower effective tax rate in the current period also reflected a decline in the provision for state income taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain financial market risks. The most predominant of these risks is the fluctuation in interest rates associated with bank borrowings, since changes in interest expense affect the Company's operating results. At March 31, 2002, the Company owed $91.5 million to banks under its credit facilities, of which $69.5 million was not hedged by interest-rate swap agreements and was thus subject to market risk for a change in interest rates. If interest rates increase by 25 basis points, the Company's annual interest expense would increase by approximately $174,000 based on the outstanding balance which was not hedged at March 31, 2002.

Item 6. Exhibits and Reports on Form 8-K

                                (a)          Exhibits - See Index to Exhibits

                                (b)          No reports on Form 8-K were filed during the three months ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TBC CORPORATION
May 3, 2002
By /s/ Thomas W. Garvey Thomas W. Garvey Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Located at
Sequentially
Exhibit No.	Description	Numbered Page
(10)	MATERIAL CONTRACTS
Material Contracts and Compensatory Plans or Arrangements
10.1	TBC Corporation Long Term Incentive Plan, effective
	January 1, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	14