Form 10-Q
period 2002-06-30
TBC CORP
filed 2002-08-06
CIK 718449

CONFORMED

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No

21,214,272 Shares of Common Stock were outstanding as of  June 30, 2002.

INDEX TO EXHIBITS at page 14 of this Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                     ASSETS

                                                                  June 30,          December 31,
                                                                    2002                2001
                                                                    ----                ----
CURRENT ASSETS:                                                 (Unaudited)

      Cash and cash equivalents                                  $  2,215            $  2,298

      Accounts and notes receivable, less
         allowance for doubtful accounts of
         $7,979 on June 30, 2002 and
         $7,737 on December 31, 2001:
              Related parties                                      24,495              17,173
              Other                                               118,664              95,848
                                                                  -------              ------
              Total accounts and notes receivable                 143,159             113,021

      Inventories                                                 183,513             172,431
      Refundable federal and state income taxes                     1,213               2,349
      Deferred income taxes                                        11,256              11,501
      Other current assets                                         18,050              16,999
                                                                   ------              ------
              Total current assets                                359,406             318,599
                                                                  -------             -------
PROPERTY, PLANT AND EQUIPMENT, AT COST:

      Land and improvements                                         5,130               5,032
      Buildings and leasehold improvements                         24,767              22,948
      Furniture and equipment                                      60,278              52,591
                                                                   ------              ------
                                                                   90,175              80,571
      Less accumulated depreciation                                39,193              33,650
                                                                   ------              ------
              Total property, plant and equipment                  50,982              46,921
                                                                   ------              ------

TRADEMARKS, NET                                                    15,824              15,824
                                                                   ------              ------

GOODWILL, NET                                                      58,182              51,291
                                                                   ------              ------

OTHER ASSETS                                                       27,203              30,325
                                                                   ------              ------

TOTAL ASSETS                                                     $511,597            $462,960
                                                                 ========            ========

          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  June 30,          December 31,
                                                                    2002                2001
                                                                    ----                ----
CURRENT LIABILITIES:                                            (Unaudited)

      Outstanding checks, net                                   $  14,389           $   5,916

      Notes payable to banks                                       53,500              34,200

      Current portion of long-term debt
         and capital lease obligations                             18,006              16,533

      Accounts payable, trade                                      67,264              53,227

      Other current liabilities                                    42,434              41,516
                                                                   ------              ------
              Total current liabilities                           195,593             151,392
                                                                  -------             -------

LONG-TERM DEBT, LESS CURRENT PORTION                               92,495             101,000
                                                                   ------             -------
NONCURRENT LIABILITIES                                             11,665              11,721
                                                                   ------              ------
DEFERRED INCOME TAXES                                               4,607               4,528
                                                                    -----               -----
STOCKHOLDERS' EQUITY:
      Common stock, $.10 par value,
         shares issued and outstanding -
         21,214 on June 30, 2002 and
         21,003 on December 31, 2001                                2,121               2,100

      Additional paid-in capital                                   15,995              11,783

      Other comprehensive income                                     (703)               (713)

      Retained earnings                                           189,824             181,149
                                                                  -------             -------
              Total stockholders' equity                          207,237             194,319
                                                                  -------             -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 511,597           $ 462,960
                                                                =========           =========

          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)

                                   (Unaudited)

                                                    Three Months                    Six Months
                                                    Ended June 30,                Ended June 30,
                                                    --------------                --------------
                                                   2002        2001              2002         2001
                                                   ----        ----              ----         ----
 NET SALES *                                   $ 286,718    $ 255,486        $ 536,422    $ 482,679
 COST OF SALES                                   210,788      188,562          394,270      354,027
                                                 -------      -------          -------      -------
 GROSS PROFIT                                     75,930       66,924          142,152      128,652
                                                  ------       ------          -------      -------
 EXPENSES:
    Distribution expenses                         12,942       12,547           25,439       24,742
    Selling, administrative and
        retail store expenses                    50,294       42,806           94,775       82,938
    Interest expense - net                         2,313        2,835            4,334        6,258
    Other (income) expense - net                    (677)        (587)          (1,041)      (1,231)
                                                    ----         ----           ------       ------
        Total expenses                            64,872       57,601          123,507      112,707
                                                  ------       ------          -------      -------
 INCOME BEFORE INCOME TAXES                       11,058        9,323           18,645       15,945

PROVISION FOR INCOME TAXES                        4,243        3,798            7,023        6,590
                                                   -----        -----            -----        -----
 NET INCOME                                    $   6,815    $   5,525        $  11,622    $   9,355
                                               =========    =========        =========    =========

 EARNINGS PER SHARE -
    Basic                                      $     .32    $     .26        $     .55    $     .45
                                               =========    =========        =========    =========
    Diluted                                    $     .31    $     .26        $     .53    $     .44
                                               =========    =========        =========    =========

   *    Including sales to related parties of $26,000 and $22,812 in the three months ended June 30,
        2002 and 2001, respectively and $52,082 and $43,336 in the six months ended June 30, 2002 and 2001, respectively.

          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (In thousands)

                                   (Unaudited)

                                            Common Stock                          Other
                                         ------------------      Additional      Compre-
                                         Number of                 Paid-In       hensive   Retained
                                          Shares      Amount       Capital       Income    Earnings      Total
                                          ------      ------       -------       ------    --------      -----
Six Months Ended
  June 30, 2001
  -------------
BALANCE, JANUARY 1, 2001                  20,939    $   2,094     $   9,760     $    --    $ 162,198   $ 174,052

  Net income for period                                                                        9,355       9,355

  Issuance of common stock
     under stock option and
     incentive plans, net                     78            8           467          --           --         475

  Repurchase and retirement
     of common stock                         (30)          (3)          (15)         --         (243)       (261)

 Tax benefit from exercise of
     stock options                            --           --            29          --           --          29

  Other comprehensive income
     associated with interest rate
     swap agreements, net                     --           --            --        (488)          --        (488)
                                          ------    ---------     ---------   ---------    ---------   ---------                                            ----                           ----
BALANCE, JUNE 30, 2001                    20,987    $   2,099     $  10,241   $    (488)   $ 171,310   $ 183,162
                                          ======    =========     =========   =========    =========   =========

Six Months Ended
  June 30, 2002
  -------------
BALANCE, JANUARY 1, 2002                  21,003    $   2,100     $  11,783    $   (713)   $ 181,149   $ 194,319

Net income for period                                                                      11,622      11,622

   Issuance of common stock
     under stock option and
     incentive plans, net                    441           44         3,544          --           --       3,588

 Repurchase and retirement
     of common stock                        (230)         (23)         (138)         --       (2,947)     (3,108)

   Tax benefit from exercise of
     stock options                            --           --           806          --           --         806

   Change in other comprehensive
     income associated with interest
     rate swap agreements                     --           --            --          10           --          10

                                          ------    ---------     ---------    --------    ---------   ---------
BALANCE, JUNE 30, 2002                    21,214    $   2,121     $  15,995    $   (703)   $ 189,824   $ 207,237
                                          ======    =========     =========    ========    =========   =========

          See accompanying notes to consolidated financial statements.

                                 TBC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)

                                                                          Six Months
                                                                        Ended June 30,
                                                                       --------------
                                                                     2002           2001
                                                                     ----           ----
Operating Activities:
   Net income                                                     $ 11,622       $  9,355

   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
         Depreciation                                                6,292          5,861
         Amortization of intangible assets                               3          1,366
         Amortization of other comprehensive income                     40             85
         Provision for doubtful accounts and notes                   1,219          1,063
         (Gain) loss on sale of fixed assets                           (50)          (234)
         Deferred income taxes                                         307            142
         Equity in (earnings) loss from joint ventures                 (55)             4
         Changes in operating assets and liabilities,
           net of effect of assets acquired:
             Receivables                                           (30,151)       (10,661)
             Inventories                                            (9,483)        (7,303)
             Other current assets                                     (843)        (2,476)
             Other assets                                            1,607         (4,882)
             Accounts payable, trade                                14,037        (14,766)
             Federal and state income taxes
                refundable or payable                                1,942            839
             Other current liabilities                                 861            123
             Noncurrent liabilities                                   (113)           124
                                                                      ----            ---
         Net cash used in operating activities                      (2,765)       (21,360)
                                                                    ------        -------
Investing Activities:
   Purchase of property, plant and equipment                        (7,146)        (4,176)
   Purchase of net assets of retail tire stores                    (10,781)        (3,644)
    Investments in joint ventures and other entities,
       net of distributions received                                   361           (145)
   Proceeds from asset dispositions                                    453          6,958
   Other                                                                --             85
                                                                   -------           ----
         Net cash used in investing activities                    (17,113)          (922)
                                                                   -------           ----

Financing Activities:
   Net bank borrowings under short-term
      borrowing arrangements                                        19,300         20,007
   Increase (decrease) in outstanding checks, net                    8,473            544
   Proceeds from long-term debt                                       --            4,000
   Reduction of long-term debt and capital lease obligations        (8,282)        (2,559)
   Issuance of common stock under stock option
      and incentive plans                                            3,412            439
   Repurchase and retirement of common stock                        (3,108)          (261)
                                                                    ------           ----
         Net cash provided by financing activities                  19,795         22,170
                                                                    ------         ------
Change in cash and cash equivalents                                    (83)          (112)

Cash and cash equivalents:
   Balance - Beginning of year                                       2,298          1,681
                                                                     -----          -----
   Balance - End of period                                        $  2,215       $  1,569
                                                                  ========       ========

                                 TBC CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                 (In thousands)

                                   (Unaudited)

                                                                               Six Months
                                                                             Ended June 30,
                                                                             --------------
                                                                          2002            2001
                                                                          ----            ----
Supplemental Disclosures of Cash Flow Information:
   Cash paid for - Interest                                           $  4,265        $  5,094
                 - Income Taxes                                          4,774           5,610

Supplemental Disclosure of Non-Cash Financing Activity:
   Tax benefit from exercise of stock options                              806              29
   Issuance of restricted stock under stock incentive plan,
      net of shares received for tax withholding                           176              36

Supplemental Disclosure of Non-Cash Investing
  and Financing Activities:

   In the first six months of 2002, the Company purchased
   the assets of certain retail tire stores located in the
   midwestern United States.  The transaction was accounted
   for under the purchase method, as follows:
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
         Estimated fair value of assets acquired                                           708
         Goodwill                                                                        2,936
         Cash paid                                                                      (3,644)
                                                                                        ------
        Liabilities assumed                                                            $   --
                                                                                        ======

          See accompanying notes to consolidated financial statements.

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Financial Statement Presentation

The December 31, 2001 balance sheet was derived from audited financial statements. The consolidated balance sheet as of June 30, 2002, and the consolidated statements of income, stockholders' equity and cash flows for the periods ended June 30, 2002 and 2001, have been prepared by the Company, without audit. It is Management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2002 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report.

Certain reclassifications have been made in the statement of cash flows for the six months ended June 30, 2001, to conform to the 2002 presentation, with no effect on previously reported net income.

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

                                                 Three Months                    Six Months
                                                Ended June 30,                 Ended June 30,
                                                --------------                 --------------
                                               2002         2001              2002         2001
                                               ----         ----              ----         ----
     Weighted average common
     shares outstanding                     21,173       20,987            21,125       20,975

     Common share equivalents                   992          205               901          129
                                                ---          ---               ---          ---
     Weighted average common shares
      and equivalents outstanding            22,165       21,192            22,026       21,104
                                             ======       ======            ======       ======

                                                         -8-
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

The Company evaluates the performance of its two operating segments based on earnings before interest, taxes, depreciation, amortization and any special items (Operational EBITDA). There were no special items to consider in the periods ended June 30, 2002 or 2001. Segment information for the periods ended June 30, 2002 and 2001 is as follows (in thousands):

                                                      Retail       Wholesale         Total
                                                      ------       ---------         -----
Periods ended June 30, 2002
---------------------------
   Total assets                                      $234,447       $277,150       $511,597

   Operating results -

      For the Three Months Ended:

         Net sales to external customers              131,638        155,080        286,718

         Inter-segment net sales                           --         39,266         39,266

         Operational EBITDA                             9,326          7,331         16,657

      For the Six Months Ended:

         Net sales to external customers              242,350        294,072        536,422

         Inter-segment net sales                           --         74,491         74,491

         Operational EBITDA                            16,023         13,251         29,274

Periods ended June 30, 2001
---------------------------
   Total assets                                      $224,931       $244,536       $469,467

   Operating results -

      For the Three Months Ended:

         Net sales to external customers              115,637        139,849        255,486

         Inter-segment net sales                           --         42,698         42,698

         Operational EBITDA                             8,687          7,034         15,721

      For the Six Months Ended:

         Net sales to external customers              215,090        267,589        482,679

         Inter-segment net sales                           --         77,057         77,057

         Operational EBITDA                            15,921         13,508         29,429

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4. Adoption of SFAS No. 142

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) effective January 1, 2002. Under SFAS No. 142, goodwill and other indefinite-lived intangible assets are no longer amortized but are tested for impairment, with charges being recorded only if impairment is found to exist. SFAS No. 142 requires the fair values of these intangible assets to be assigned to the Company's "reporting units" and tested accordingly, with a reporting unit being defined as an operating segment or one level below a segment if discrete financial information is prepared and reviewed regularly by management. No impairment to the recorded value of the Company's indefinite-lived assets was found to exist as a result of the required testing.

Expenses for the three months and six months ended June 30, 2001 included amortization of goodwill and trademarks of $711,000 and $1,366,000, respectively. If SFAS No. 142 had been in effect during 2001 and amortization had not been recorded, net income for the second quarter of 2001 would have been approximately $640,000 greater than the reported total of $5,525,000 and diluted earnings per share would have been $0.29 compared to the reported total of $0.26. For the first six months of 2001, net income would have been approximately $1,230,000 greater than the reported total of $9,355,000 and diluted earnings per share would have been $0.50 compared to the reported total of $0.44, if SFAS No. 142 had been in effect.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Company's financial position and liquidity continue to be strong. Working capital totaled $163.8 million at June 30, 2002 compared to $167.2 million at December 31, 2001.

Current accounts and notes receivable increased by $30.1 million and inventories increased by $11.1 million compared to the December 31, 2001 levels, due principally to seasonal fluctuations. A portion of the inventory increase was attributable to the purchase of assets of 19 retail tire stores during March 2002, which also affected the period-to-period comparison of property, plant and equipment and goodwill.

The net amount owed to banks and vendors (consisting of the combined balances of cash and cash equivalents, outstanding checks, notes and debt payable to banks, and accounts payable) increased by $34.9 million from December 31, 2001 to June 30, 2002. This increase, together with cash generated from operations, enabled the Company to fund the increased levels of receivables and inventories, as well as the above-noted purchase of retail tire store assets for a combined purchase price of $10.8 million. In addition, the Company was able to fund capital expenditures totaling $7.1 million during the first six months of 2002.

Results of Operations

Net sales increased 12.2% during the second quarter of 2002 compared to the year- earlier level, due primarily to a 7.5% increase in unit tire sales, a 2.5% increase in the average tire sales price and greater service revenues in Company-operated retail tire outlets. The percentage of total sales attributable to tires was 84% in the current quarter and 85% in the second quarter of 2001. Net sales by the Company's retail segment increased 13.8% compared to the year-earlier second quarter and included a gain of 5.4% in unit tire volume, as well as the aforementioned higher average sales prices and service revenues. Sales by the retail segment were favorably affected by an increase in the number of franchised and Company-operated stores in the Company's retail systems. Second quarter net sales by the wholesale segment were up 10.9% over the year-earlier level. Wholesale unit tire volume was up 8.5%, aided by new product introductions and sales initiatives.

For the first six months, net sales increased 11.1% over the 2001 level, including an overall 8.5% gain in unit tire sales, a 1.2% increase in the average tire sales price and higher retail revenues from tire and mechanical services. Tire sales comprised 84% of total sales in the first half of 2002 and 85% in the year-earlier period. Year-to-date net sales by the retail segment increased 12.7% and retail unit tire volume increased 6.5% compared to the year- earlier levels. Net sales by the wholesale segment increased 9.9% in the year-to-date period, due largely to a 9.4% gain in tire unit volume.

Gross profit as a percentage of net sales was relatively stable, at 26.5% in both the current quarter and first six months of 2002 compared to 26.2% in the second quarter of 2001 and 26.7% in the first half of 2001. Gross profit percentages were favorably affected by the increased contribution of sales from retail, which generally has higher margins than sales to the Company's wholesale customers. The improved retail mix was largely offset by reduced discounts on early payments to certain suppliers, due to lower discount rates and the Company's decision to forego certain advance payments as it managed its debt position.

Distribution expenses as a percentage of net sales declined from 4.9% in the second quarter of 2001 to 4.5% in the current quarter and from 5.1% in the first six months of 2001 to 4.7% in the first half of 2002. The unit volume gains by the retail and wholesale segments helped to leverage the Company's warehousing and product delivery costs, since many of them, such as rent, do not vary in relation to sales.

Selling, administrative and retail store expenses increased by $7.5 million in the second quarter and $11.8 million in the first six months of 2002 compared to the year-earlier levels, due principally to a greater number of company-operated retail stores. Expenses for such retail stores include payroll, operating and service-related costs, in addition to certain other selling and administrative expenses. Expenses in the second quarter and first six months of 2001 included amortization of goodwill and trademarks totaling $711,000 and $1,366,000, respectively. No amortization of such assets was recorded in the current periods, under the provisions of Statement of Financial Accounting Standards No. 142 (SFAS No. 142), which was adopted by the Company on January 1, 2002 (see Note 4 to the consolidated financial statements.)

Net interest expense decreased $522,000 in the second quarter and $1.9 million in the first six months of 2002 compared to the year-earlier levels, due principally to the combined effects of lower overall borrowing rates and lower average borrowings. The reduction in borrowing rates was a reflection of lower market interest rates, as well as efforts by the Company to better manage working capital and minimize interest rate spreads under its borrowing agreements. The lower average borrowing levels in the current quarter and first half of 2002 were principally the result of cash generated from operations and the above- mentioned management efforts which allowed the Company to reduce its debt to banks and other lenders.

Net other income was greater in the current quarter but less in the year-to-date period compared to the year-earlier levels. The current quarter improvement was largely related to favorable results from franchised store development transactions which exceeded a decline in interest and service charge income from customers. In the year-to-date period, the decrease in interest and service charge income more than offset the improved results from store development transactions.

The Company's effective tax rate decreased from 40.7% in the second quarter of 2001 to 38.4% in the current quarter. For the first six months, the effective tax rate was 37.7% in 2002 compared to 41.3% in 2001. The decreases were primarily related to the impact of SFAS No. 142, since the majority of goodwill amortized in prior years was not deductible for tax purposes. The lower effective tax rates in the current year also reflect declines in the provisions for state income taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain financial market risks. The most predominant of these risks is the fluctuation in interest rates associated with bank borrowings, since changes in interest expense affect the Company's operating results. At June 30, 2002, the Company owed $121.5 million to banks under its credit facilities, of which $100.25 million was not hedged by interest-rate swap agreements and was thus subject to market risk for a change in interest rates. If interest rates increase by 25 basis points, the Company's annual interest expense would increase by approximately $251,000 based on the outstanding balance which was not hedged at June 30, 2002.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on April 24, 2002, Messrs. Richard A. McStay, Donald Ratajczak, and Robert R. Schoeberl were elected as directors of the Company for a term expiring at the 2005 Annual Meeting of Stockholders.

The number of shares voted for each director and the number of shares with respect to which authority to vote was withheld were as follows: 18,213,459 shares were voted for Mr. McStay and authority to vote 231,926 shares for Mr. McStay was withheld; 18,215,846 shares were voted for Mr. Ratajczak and authority to vote 229,539 shares for Mr. Ratajczak was withheld; and 18,309,798 shares were voted for Mr. Schoeberl and authority to vote 135,587 shares for Mr. Schoeberl was withheld.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits - None.

(b) No reports on Form 8-K were filed during the three months ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TBC CORPORATION
August 6, 2002
By /s/ Thomas W. Garvey Thomas W. Garvey Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

		Located at
		Sequentially
Exhibit No.	Description	Numbered Page
(99)	OTHER EXHIBITS
99.1	Certification by Lawrence C. Day pursuant to 18 U.S.C.
	Section 1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	15
99.2	Certification by Thomas W. Garvey pursuant to 18 U.S.C.
	Section 1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16