Form 10-Q
period 2002-09-30
TBC CORP
filed 2002-11-13
CIK 718449

CONFORMED

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No

21,252,995 Shares of Common Stock were outstanding as of  September 30, 2002.

INDEX TO EXHIBITS at page 17 of this Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                     TBC CORPORATION

                                         CONSOLIDATED BALANCE SHEETS

                                                (In thousands)

                                                    ASSETS

                                                                        September 30,       December 31,
                                                                             2002                2001
                                                                             ----                ----
CURRENT ASSETS:                                                          (Unaudited)

      Cash and cash equivalents                                          $    3,107          $    2,298

      Accounts and notes receivable, less allowance for
       doubtful accounts of $8,085 on September 30, 2002
       and $7,737 on December 31, 2001:
              Related parties                                                20,391              17,173
              Other                                                         119,773              95,848
                                                                            -------              ------
              Total accounts and notes receivable                           140,164             113,021

      Inventories                                                           191,942             172,431
      Refundable federal and state income taxes                                   -               2,349
      Deferred income taxes                                                  11,222              11,501
      Other current assets                                                   16,744              16,999
                                                                             ------              ------
              Total current assets                                          363,179             318,599
                                                                            -------             -------
PROPERTY, PLANT AND EQUIPMENT, AT COST:

      Land and improvements                                                   5,654               5,032
      Buildings and leasehold improvements                                   27,315              22,948
      Furniture and equipment                                                63,728              52,591
                                                                             ------              ------
                                                                             96,697              80,571
      Less accumulated depreciation                                          42,687              33,650
                                                                             ------              ------
              Total property, plant and equipment                            54,010              46,921
                                                                             ------              ------

TRADEMARKS, NET                                                              15,824              15,824
                                                                             ------              ------

GOODWILL, NET                                                                58,182              51,291
                                                                             ------              ------

OTHER ASSETS                                                                 27,504              30,325
                                                                             ------              ------

TOTAL ASSETS                                                               $518,699            $462,960
                                                                           ========            ========

                           See accompanying notes to consolidated financial statements.

                                                  TBC CORPORATION

                                            CONSOLIDATED BALANCE SHEETS

                                                  (In thousands)

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        September 30,        December 31,
                                                                              2002                2001
                                                                              ----                ----
CURRENT LIABILITIES:                                                      (Unaudited)

      Outstanding checks, net                                            $    9,270          $    5,916

      Notes payable to banks                                                 58,800              34,200

      Current portion of long-term debt
         and capital lease obligations                                       18,000              16,533

      Accounts payable, trade                                                69,491              53,227

      Federal and state income taxes payable                                  1,081                   -

      Other current liabilities                                              46,070              41,516
                                                                             ------              ------
              Total current liabilities                                     202,712             151,392
                                                                            -------             -------

LONG-TERM DEBT, LESS CURRENT PORTION                                         83,110             101,000
                                                                             ------             -------

NONCURRENT LIABILITIES                                                       13,090              11,721
                                                                             ------              ------

DEFERRED INCOME TAXES                                                         4,818               4,528
                                                                              -----               -----

STOCKHOLDERS' EQUITY:
      Common stock, $.10 par value,
         shares issued and outstanding -
         21,253 on September 30, 2002 and
         21,003 on December 31, 2001                                          2,125               2,100

      Additional paid-in capital                                             16,348              11,783

      Other comprehensive income                                               (974)               (713)

      Retained earnings                                                     197,470             181,149
                                                                            -------             -------
              Total stockholders' equity                                    214,969             194,319
                                                                            -------             -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $518,699            $462,960
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

                                                        TBC CORPORATION

                                               CONSOLIDATED STATEMENTS OF INCOME

                                           (In thousands, except per share amounts)

                                                         (Unaudited)

                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                    September 30,
                                                         -------------                    -------------
                                                      2002           2001               2002          2001
                                                      ----           ----               ----          ----
NET SALES *                                        $295,455       $278,875           $831,877      $761,554

COST OF SALES                                       216,106        208,712            610,376       562,739
                                                    -------        -------            -------       -------
GROSS PROFIT                                         79,349         70,163            221,501       198,815
                                                     ------         ------            -------       -------
EXPENSES:
    Distribution expenses                            13,881         13,600             39,320        38,342
    Selling, administrative and
        retail store expenses                        51,960         44,552            146,735       127,490
    Interest expense - net                            2,139          2,798              6,473         9,056
    Other (income) expense - net                       (912)          (911)            (1,953)       (2,142)
                                                       ----           ----             ------        ------
        Total expenses                               67,068         60,039            190,575       172,746
                                                      -----         ------            -------       -------

INCOME BEFORE INCOME TAXES                           12,281         10,124             30,926        26,069

PROVISION FOR INCOME TAXES                            4,635          4,129             11,658        10,719
                                                      -----          -----             ------        ------
NET INCOME                                         $  7,646       $  5,995           $ 19,268      $ 15,350
                                                   ========       ========           ========      ========

EARNINGS PER SHARE -
    Basic                                          $    .36       $    .29           $    .91      $    .73
                                                   ========       ========           ========      ========

    Diluted                                        $    .35       $    .28           $    .88      $    .72
                                                   ========       ========           ========      ========

*   Including sales to related parties of $25,367 and $26,657 in the three months ended September 30, 2002 and 2001, respectively and $77,449 and $69,993 in the nine months ended September 30, 2002 and 2001, respectively.

                                 See accompanying notes to consolidated financial statements.

                                                          TBC CORPORATION

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          (In thousands)

                                                            (Unaudited)

                                                Common Stock                        Other
                                                ------------         Additional    Compre-
                                            Number of                 Paid-In     hensive      Retained
                                             Shares      Amount       Capital      Income      Earnings       Total
                                             ------      ------       -------      ------      --------       -----
Nine Months Ended
    September 30, 2001
----------------------
BALANCE, JANUARY 1, 2001                      20,939      $2,094      $  9,760     $     -     $162,198      $174,052

  Net income for period                                                                          15,350        15,350

  Issuance of common stock
     under stock option and
     incentive plans, net                        139          14           851           -            -           865

  Repurchase and retirement
     of common stock                            (101)        (10)          (50)          -         (869)         (929)

  Tax benefit from exercise of
     stock options                                 -           -           101           -            -           101

   Other comprehensive income
     associated with interest rate
     swap agreements, net                          -           -              -      (1,544)          -        (1,544)
                                              ------       -----         ------      ------      ------        ------

BALANCE, SEPTEMBER 30, 2001                   20,977      $2,098        $10,662    $ (1,544)    $176,679     $187,895
                                              ======      ======        =======    ========     ========     ========

Nine Months Ended
    September 30, 2002
----------------------
BALANCE, JANUARY 1, 2002                      21,003      $2,100        $11,783    $   (713)    $181,149     $194,319

   Net income for period                                                                          19,268       19,268

   Issuance of common stock
     under stock option and
     incentive plans, net                        480           48         3,828           -            -        3,876

   Repurchase and retirement
     of common stock                            (230)         (23)         (138)          -       (2,947)      (3,108)

   Tax benefit from exercise of
     stock options                                 -            -           875           -            -          875

   Change in other comprehensive
     income associated with interest
     rate swap agreements                          -            -            -         (261)           -         (261)
                                                ----         ----         ----         ----         ----         ----

BALANCE, SEPTEMBER 30, 2002                   21,253       $2,125       $16,348    $   (974)    $197,470     $214,969
                                              ======       ======       =======    ========     ========     ========

                                   See accompanying notes to consolidated financial statements.

                                                  TBC CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (In thousands)

                                                    (Unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                             -------------
                                                                           2002           2001
                                                                           ----           ----
Operating Activities:
   Net income                                                             $19,268        $15,350

   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
         Depreciation                                                       9,973          8,801
         Amortization of intangible assets                                     13          2,083
         Amortization of other comprehensive income                            73            137
         Provision for doubtful accounts and notes                          1,699          1,726
         (Gain) loss on sale of fixed assets                                  (53)          (228)
         Deferred income taxes                                                715            346
         Equity in (earnings) loss from joint ventures                       (345)          (124)
         Changes in operating assets and liabilities,
           net of effect of assets acquired:
             Receivables                                                  (27,223)       (29,128)
             Inventories                                                  (17,912)       (22,397)
             Other current assets                                          (2,376)        (6,066)
             Other assets                                                   1,923         (4,091)
             Accounts payable, trade                                       16,264          4,788
             Federal and state income taxes
                refundable or payable                                       4,305          4,280
             Other current liabilities                                      4,442          2,229
             Noncurrent liabilities                                           898             47
                                                                              ---             --
         Net cash provided by (used in) operating activities               11,664        (22,247)
                                                                           ------        -------
Investing Activities:
   Purchase of property, plant and equipment                              (11,529)        (7,847)
   Purchase of net assets of retail tire stores                           (10,781)        (3,644)
    Investments in joint ventures and other entities,
       net of distributions received                                          408         (5,045)
   Proceeds from asset dispositions                                           526          7,012
   Other                                                                        -             85
                                                                              ---             --
         Net cash used in investing activities                            (21,376)        (9,439)
                                                                          -------         ------
Financing Activities:
   Net bank borrowings under short-term
      borrowing arrangements                                               24,600         38,007
   Increase (decrease) in outstanding checks, net                           3,354            931
   Proceeds from long-term debt                                                 -          4,000
   Reduction of long-term debt and capital lease obligations              (18,033)       (11,463)
   Issuance of common stock under stock option
      and incentive plans                                                   3,708            834
   Repurchase and retirement of common stock                               (3,108)          (929)
                                                                           ------           ----
         Net cash provided by financing activities                         10,521         31,380
                                                                           ------         ------
Change in cash and cash equivalents                                           809           (306)

Cash and cash equivalents:
   Balance - Beginning of year                                              2,298          1,681
                                                                            -----          -----
   Balance - End of period                                               $  3,107       $  1,375
                                                                         ========       ========

                                                  TBC CORPORATION

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                  (In thousands)

                                                    (Unaudited)

                                                                           Nine Months Ended
                                                                              September 30,
                                                                              -------------
                                                                             2002        2001
                                                                             ----        ----
Supplemental Disclosures of Cash Flow Information:
   Cash paid for - Interest                                              $  6,529      $  8,167
                 - Income Taxes                                             6,638         6,093

Supplemental Disclosure of Non-Cash Financing Activity:
   Tax benefit from exercise of stock options                                 875           101
   Issuance of restricted stock under stock incentive plan,
      net of shares received for tax withholding                              168            31
   Conversion of capital lease obligations                                      -            91

Supplemental Disclosure of Non-Cash Investing
  and Financing Activities:

   In the first nine months of 2002, the Company purchased
   the assets of certain retail tire stores located in the
   midwestern United States.  The transaction was accounted
   for under the purchase method, as follows:
         Estimated fair value of assets acquired                            3,890
         Goodwill                                                           6,891
         Cash paid                                                        (10,781)
                                                                          -------
         Liabilities assumed                                             $      -
                                                                         ========

   In the first nine months of 2001, the Company purchased
   the assets of certain retail tire stores located in the
   southeastern United States.  The transaction was accounted for under the purchase method, as follows:
         Estimated fair value of assets acquired                                            708
         Goodwill                                                                         2,936
         Cash paid                                                                       (3,644)
                                                                                         ------
         Liabilities assumed                                                            $     -
                                                                                        =======

                                See accompanying notes to consolidated financial statements.

                                                             -7-
TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The December 31, 2001 balance sheet was derived from audited financial statements.The consolidated balance sheet as of September 30, 2002, and the consolidated statements of income, stockholders' equity and cash flows for the periods ended September 30, 2002 and 2001, have been prepared by the Company, without audit. It is Management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2002 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. Actual results could differ from those estimates.

The Company's 2001 Annual Report on Form 10-K includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements. The summary of significant accounting policies, as well as certain other footnote disclosures and information normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted for the purposes of this quarterly report. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Form 10-K.

Certain reclassifications have been made in the statement of cash flows for the nine months ended September 30, 2001, to conform to the 2002 presentation, with no effect on previously reported net income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2. Earnings Per Share (continued)

                                                           Three Months Ended          Nine Months Ended
                                                             September 30,                September 30,
                                                             -------------               -------------
                                                            2002        2001            2002         2001
                                                            ----        ----            ----         ----
          Weighted average common
              shares outstanding                           21,243      21,004          21,164       20,984

          Common share equivalents                            682         637             829          299
                                                              ---         ---             ---          ---
          Weighted average common shares
              and equivalents outstanding                  21,925      21,641          21,993       21,283
                                                           ======      ======          ======       ======

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

The Company evaluates the performance of its two operating segments based on earnings before interest, taxes, depreciation, amortization and any special items (Operational EBITDA). There were no special items to consider in the periods ended September 30, 2002 or 2001. Segment information for the periods ended September 30, 2002 and 2001 is as follows (in thousands):

                                                               Retail          Wholesale              Total
                                                               ------          ---------              -----
      Periods ended September 30, 2002
      --------------------------------
         Total assets                                        $251,514           $267,185           $518,699

         Operating results -

            For the Three Months Ended:

               Net sales to external customers                 137,632            157,823           295,455

               Inter-segment net sales                               -             50,515            50,515

               Operational EBITDA                                8,488              9,623            18,111

            For the Nine Months Ended:

               Net sales to external customers                 379,982            451,895           831,877

               Inter-segment net sales                               -            125,006           125,006

               Operational EBITDA                               24,511             22,874            47,385

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3. Segment Information (continued)

      Periods ended September 30, 2001
      --------------------------------
                                                               Retail          Wholesale              Total
                                                               ------          ---------              -----
         Total assets                                        $233,164           $274,158           $507,322

         Operating results -

            For the Three Months Ended:

               Net sales to external customers                117,238            161,637            278,875

               Inter-segment net sales                              -             46,761             46,761

               Operational EBITDA                               8,401              8,179             16,580

            For the Nine Months Ended:

               Net sales to external customers                332,328            429,226            761,554

               Inter-segment net sales                              -            123,818            123,818

               Operational EBITDA                              24,322             21,687             46,009

4. Adoption of SFAS No. 142

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) effective January 1, 2002. Under SFAS No. 142, goodwill and other indefinite-lived intangible assets are no longer amortized but are tested for impairment, with charges being recorded only if impairment is found to exist. SFAS No. 142 requires the fair values of these intangible assets to be assigned to the Company's "reporting units" and tested accordingly, with a reporting unit being defined as an operating segment or one level below a segment if discrete financial information is prepared and reviewed regularly by management. No impairment to the recorded value of Company's indefinite-lived assets was found to exist as a result of the required testing.

Expenses for the three months and nine months ended September 20, 2001 included amortization of goodwill and trademarks of $717,000 and $2,083,000, respectively. If SFAS No. 142 had been in effect during 2001 and amortization had not been recorded, net income for the third quarter of 2001 would have been approximately $645,000 greater than the reported total of $5,995,000 and diluted earnings per share would have been $0.31 compared to the reported total of $0.28. For the first nine months of 2001, net income would have been approximately $1,875,000 greater than the reported total of $15,350,000 and diluted earnings per share would have been $0.81 compared to the reported total of $0.72, if SFAS No. 142 had been in effect.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Company's financial position and liquidity continue to be strong. Working capital totaled $160.5 million at September 30, 2002 compared to $167.2 million at December 31, 2001.

Current accounts and notes receivable increased by $27.1 million and inventories increased by $19.5 million compared to the December 31, 2001 levels, due principally to seasonal fluctuations. A portion of the inventory increase was attributable to the purchase of assets of 19 retail tire stores during March 2002, which also affected the period-to-period comparison of property, plant and equipment and goodwill.

The net amount owed to banks and vendors (consisting of the combined balances of cash and cash equivalents, outstanding checks, notes and debt payable to banks, and accounts payable) increased by $27.0 million from December 31, 2001 to September 30, 2002. This increase, together with cash generated from operations, enabled the Company to fund the increased levels of receivables and inventories, as well as the above-noted purchase of retail tire store assets for a combined purchase price of $10.8 million. In addition, the Company was able to fund capital expenditures totaling $11.5 million during the first nine months of 2002.

Results of Operations

Net sales increased 5.9% during the third quarter of 2002 compared to the year-earlier level, due primarily to a 3.6% increase in the average tire sales price and greater service revenues in Company-operated retail tire outlets. Unit tire sales in the third quarter of 2002 were relatively unchanged from the year-earlier level, declining 0.2%. In comparision, unit tire shipments for the replacement tire industry as a whole decreased approximately 3.8% during the same period (based on preliminary data). The percentage of total sales attributable to tires was 85% in the current quarter and 87% in the third quarter of 2001. Net sales by the Company's retail segment increased 17.4% compared to the year-earlier third quarter and included an 8.8% increase in unit tire volume, as well as the aforementioned higher average sales prices and service revenues. Sales by the retail segment were favorably affected by an increase in the number of Company-operated and franchised stores in the Company's retail systems. Third quarter net sales by the wholesale segment declined 2.4% compared to the year-earlier level, due principally to a 4.0% decrease in unit tire sales which outweighed the effect of higher average tire sales prices.

For the first nine months, net sales increased 9.2% over the 2001 level, including an overall 5.3% gain in unit tire sales, a 2.1% increase in the average tire sales price and higher retail revenues from tire and mechanical services. The Company's tire unit increase in the first nine months is compared to an approximate 0.8% decrease for the replacement tire industry during the same period. Tire sales comprised 84% of total sales in the first nine months of 2002 and 86% in the year-earlier period. Year-to-date net sales by the retail segment increased 14.3% and retail unit tire volume increased 7.3% compared to the year- earlier levels. Net sales by the wholesale segment increased 5.3% in the year-to-date period, due largely to a 4.4% gain in tire unit volume.

Gross profit as a percentage of net sales increased from 25.2% in the third quarter of 2001 to 26.9% in the current quarter and from 26.1% in the first nine months of 2001 to 26.6% in the current year-to-date period. Gross profit percentages were favorably affected by the increased contribution of sales from retail, which generally has higher margins than sales to the Company's wholesale customers. The improved retail mix was somewhat offset by reduced discounts on early payments to certain suppliers, due to lower discount rates and the Company's decision to forego certain advance payments as it managed its debt position.

Distribution expenses as a percentage of net sales declined from 4.9% in the third quarter of 2001 to 4.7% in the current quarter and from 5.0% in the first nine months of 2001 to 4.7% in the current year-to-date period. Increases in total sales helped to leverage the Company's warehousing and product delivery costs, since many of them, such as rent, do not vary in relation to sales.

Selling, administrative and retail store expenses increased by $7.4 million in the third quarter and $19.2 million in the first nine months of 2002 compared to the year-earlier levels, due principally to a greater number of company-operated retail stores. Expenses for such retail stores include payroll, operating and service-related costs, in addition to certain other selling and administrative expenses. Expenses in the third quarter and first nine months of 2001 included amortization of goodwill and trademarks totaling $717,000 and $2,083,000, respectively. No amortization of such assets was recorded in the current periods, under the provisions of Statement of Financial Accounting Standards No. 142 (SFAS No. 142), which was adopted by the Company on January 1, 2002 (see Note 4 to the consolidated financial statements.) Excluding the impact of the amortization in the prior year and the expenses associated with the new stores, selling, administrative and retail store expenses increased 3.1% in the third quarter and 4.4% in the first nine months of 2002 compared to the year- earlier levels.

Net interest expense decreased $659,000 in the third quarter and $2.6 million in the first nine months of 2002 compared to the year-earlier levels, due principally to the combined effects of lower overall borrowing rates and lower average borrowings. The decreased borrowing rates were a reflection of lower market interest rates, as well as efforts by the Company to better manage working capital and minimize interest rate spreads under its borrowing agreements. The reductions in average borrowing levels in the current quarter and first nine months of 2002 were principally the result of cash generated from operations and the above-mentioned management efforts which allowed the Company to reduce its debt to banks and other lenders.

Net other income was virtually unchanged in the current quarter and $189,000 less in the year-to-date period compared to the year-earlier levels. The year-to-date decline was primarily related to a decline in interest and service charge income from customers which more than offset an increase in the Company's equity in results from joint ventures.

The Company's effective tax rate was 37.7% in both the third quarter and first nine months of 2002, compared to 40.8% in the third quarter of 2001 and 41.1% in the first nine months of 2001. The lower effective rate in the current year is primarily related to the impact of SFAS No. 142, since the majority of goodwill amortized in prior years was not deductible for tax purposes. In addition, the current year effective tax rate reflects reduced provisions or state income taxes.

Impact of Recently Issued Accounting Standards

In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" was issued, effective for financial statements for fiscal years beginning after June 15, 2002. SFAS 143 requires entities to establish liabilities for legal obligations associated with the retirement of tangible long-lived assets. The Company will adopt this statement in 2003 as required, but does not expect it to have a material impact on its financial statements.

In October 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued, effective for years beginning after December 15, 2001. SFAS No. 144 superseded SFAS 121 and addresses financial accounting and reporting for long-lived assets to be held and used, and of long-lived assets and components of an entity to be disposed of. The Company adopted this statement on January 1, 2002, as required, and it did not have a material effect on its financial statements.

In April 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." was issued. SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. Adoption of this standard did not have any impact on the Company's financial statements.

In June 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued, effective for such activities initiated after December 31, 2002. The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain financial market risks. The most predominant of these risks is the fluctuation in interest rates associated with bank borrowings, since changes in interest expense affect the Company's operating results. At September 30, 2002, the Company owed $124.3 million to banks under its credit facilities, of which $103.8 million was not hedged by interest-rate swap agreements and was thus subject to market risk for a change in interest rates. If interest rates increase by 25 basis points, the Company's annual interest expense would increase by approximately $260,000 based on the outstanding balance which was not hedged at September 30, 2002.

Item 4. Controls and Procedures

Within 90 days prior to the filing date of this quarterly report, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the design and operation of the Company's disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in reports filed with the Securities and Exchange Commission for the Company and its consolidated subsidiaries.

There have been no significant changes in the Company's internal controls or, to the knowledge of the Company's management, in other factors that could significantly affect those controls subsequent to the date of management's last evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits - See Index to Exhibits.

(b) No reports on Form 8-K were filed during the three months ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TBC CORPORATION
November 11, 2002
By /s/ Thomas W. Garvey Thomas W. Garvey Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Lawrence C. Day, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TBC Corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 11, 2002
By /s/ Lawrence C. Day Lawrence C. Day President and Chief Executive Officer

I, Thomas W. Garvey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TBC Corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 11, 2002
By /s/ Thomas W. Garvey Thomas W. Garvey Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

		Located at
		Sequentially
Exhibit No.	Description	Numbered Page
(10)	MATERIAL CONRACTS
	Management Contracts and Compensatory Plans or Arrangements
10.1	TBC Corporation 1989 Stock Incentive Plan, as amended
	and restated August 9, 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18
10.2	Executive Employment Agreement between the Company
	and Lawrence C. Day, amended and restated as of
	September 1, 2002 (without Exhibit A thereto, which is
	substantially identical to the form of Trust Agreement filed as
	Exhibit 10.3 to the TBC Corporation Quarterly Report on Form
	10-Q for the quarter ended March 31, 1998). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	38
(99)	OTHER EXHIBITS
99.1	Certification by Lawrence C. Day pursuant to 18 U.S.C.
	Section 1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	49
99.2	Certification by Thomas W. Garvey pursuant to 18 U.S.C.
	Section 1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	50