Form 10-K
period 2002-12-31
TBC CORP
filed 2003-03-13
CIK 718449

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-11579

TBC CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0600670

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4770 Hickory Hill Road
Memphis, Tennessee	38141

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (901) 363-8030

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   [X]      No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):      Yes   [X]      No   [   ]

INDEX TO EXHIBITS at page 43 of this Report

Aggregate market value of outstanding shares of Common Stock, par value $.10, held by non-affiliates of the Company on December 31, 2002 (for purposes of this calculation, 1,875,154 shares beneficially owned by directors and executive officers of the Company were treated as being held by affiliates of the Company)	$233,200,224

Number of shares of Common Stock, par value $.10, outstanding at the close of business on December 31, 2002	21,292,325

DOCUMENT INCORPORATED BY REFERENCE

TBC Corporation’s Proxy Statement for its Annual Meeting of Stockholders to be held on April 30, 2003. Definitive copies of the Proxy Statement will be filed with the Commission within 120 days after the end of the Company’s fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

PART I

Item 1.	BUSINESS

     TBC Corporation’s business began in 1956 under the name Cordovan Associates, Incorporated. The Company was incorporated in Delaware in 1970 under the name THE Tire and Battery Corporation. In 1983, the Company changed its name to TBC Corporation.

     TBC and its wholly-owned subsidiaries are principally engaged in the marketing and distribution of tires in the automotive replacement market. The Company believes it is the largest independent marketer/distributor of private brand replacement tires in the United States. The Company has two operating segments: wholesale and retail. (See Note 12 to the consolidated financial statements included in this Report for financial information about each of the reportable segments.) Unless the context indicates otherwise, the term “Company” refers to TBC Corporation and its subsidiaries, taken as a whole.

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

     Tires marketed under the Company’s proprietary brand trademarks are manufactured for the Company by leading manufacturers. The Company’s Cordovan®, Multi-Mile®, Sigma® and Vanderbilt® lines of tires are among the most complete lines in the replacement tire market for automobiles, light trucks and sport utility vehicles. The Company also distributes tires under other brands for automobile, truck, sport utility vehicle, farm, industrial, recreational and other applications.

Retail Business

     The retail segment of the Company’s business (the “Retail Business”) consists of both the franchised retail tire business conducted by the Company’s Big O Tires, Inc. subsidiary (“Big O”), as well as the retail tire stores operated by the Company’s Tire Kingdom, Inc. subsidiary (“Tire Kingdom”).

     Big O franchises retail tire and automotive service stores located primarily in the western and midwestern United States and sells Big O® brand tires and other tires to these franchisees. At December 31, 2002, the Company had a total of 536 Big O stores, serviced by 7 distribution centers. Included in the 536 total outlets were 511 franchisee-owned stores, 18 stores owned by joint ventures in which the Company has an equity interest, and 7 stores operated by the Company. Big O products are also sold by Big O to 34 unaffiliated retail stores in British Columbia, Canada. Big O franchise agreements grant a ten-year license to sell Big O brand tires and to use Big O trademarks and trade secrets in the operation of a retail store at a specific location within a defined trade area. With the exception of retail tire stores converting to the Big O franchise system, each franchisee is required to pay an initial franchise fee. All franchisees are required to pay monthly royalty fees.

     Tire Kingdom, which the Company acquired in June 2000, operates retail tire and automotive service centers primarily in the southeastern United States. At the end of 2002, Tire Kingdom operated a total of 222 stores, serviced by 2 distribution centers. Tire Kingdom markets a broad selection of tires under nationally-advertised brands and private brands, including the Company’s own Sigma® brand. Tire Kingdom’s retail centers provide full service tire replacement including tire balancing, wheel alignment, extended service programs and warranties, and also perform maintenance and mechanical services such as brake repairs, suspension system replacement, and oil changes.

Products and Suppliers

     Sales of tires accounted for approximately 85% of the Company’s total sales in 2002, 86% in 2001, and 89% in 2000. Tire and mechanical services performed by Company-operated retail stores represented approximately 12%, 10% and 5% of total sales in 2002, 2001 and 2000, respectively. The remainder of the Company’s sales include tubes, wheels, and other products for the automotive replacement market.

     The Company purchases its products, in finished form, from a number of major rubber companies and other suppliers to the automotive replacement market. In the case of tires bearing the Company’s trademarks, the Company owns many of the molds in which they are made.

     The Goodyear Tire & Rubber Company manufactured more than half of the tires purchased by the Company in 2002, pursuant to a supply agreement entered into in 1977 and a 10-year commitment signed in 1994. This ongoing supply relationship began in 1963 with The Kelly-Springfield Tire Company as the supplier. Kelly-Springfield later became a wholly-owned subsidiary of Goodyear and was ultimately merged into Goodyear in December 1996. The Company also has a supply agreement with Cooper Tire and Rubber Company, its second-largest supplier, which extends until June 2011. In addition, the Company has written contracts with certain other suppliers.

     From time to time, the tire industry has faced shortages and supply disruptions affecting the availability of particular sizes of tires, for reasons such as production difficulties, labor unrest, and recalls. While the Company has not been immune from difficulties in purchasing products in quantities desired, the Company believes that its long-term relationships with its primary suppliers have been beneficial in minimizing the impact of any industry shortages or supply disruptions. In the event that any of its primary suppliers curtail their manufacturing or otherwise encounter difficulties in meeting the Company’s production requirements, the Company’s business would be adversely affected pending the implementation of contingency plans. Such contingency plans, which are continually updated to reflect changing industry conditions, are designed to mitigate any long-term adverse effect of a significant supply disruption and include the use of alternate suppliers. In addition to the Company’s current suppliers, there are a number of other large tire manufacturers on a worldwide basis that have the desire and capacity to meet the Company’s needs for its proprietary lines of tires.

Trademarks

     In addition to its Cordovan®, Multi-Mile®, Sigma®, Vanderbilt®, Big O® and Tire Kingdom® trademarks, the Company also holds federal registrations for trademarks such as Grand Prix®, Grand Am™, Grand Spirit®, Wild Spirit®, Aqua Flow®, Wild Country®, Wild Trac®, Turbo-Tech®, Supreme™, Stampede®, Power King®, Harvest King®, Big Foot®, Legacy®, Prestige®, and Sun Valley®.

     The ability to offer products and services under established trademarks represents an important marketing advantage in the automotive replacement industry, and the Company regards its trademarks as valuable assets of its business.

Customers

     The Company’s ten largest customers in its Wholesale Business accounted for approximately 34% of total wholesale sales and 19% of the Company’s total consolidated sales in 2002. No individual customer accounted for more than 5% of total sales. The loss of a major customer in the Wholesale Business could have a material adverse effect upon this segment and the Company’s business as a whole, pending the establishment of a replacement customer to market the Company’s products. See Note 2 to the consolidated financial statements and Item 13 of this Report for additional information concerning major customers.

     Sales to domestic customers represented 94% of the Company’s consolidated sales in 2002 and 2001, and 95% in 2000. The remainder of the Company’s sales was attributable to customers located outside the United States, principally in Mexico and Canada. The Company has no significant foreign currency translation risks, since its sales to customers located outside the United States are made and settled in U.S. dollars.

Seasonality and Inventory

     The Company normally experiences its highest level of sales in the third quarter of each year, with the first quarter exhibiting the lowest level. In 2002, first quarter sales represented approximately 22% of total sales, the second quarter 26%, the third quarter 27%, and the fourth quarter 25%. During the five-year period from January 1, 1998 through December 31, 2002, first quarter sales have represented, on the average, approximately 22% of annual sales; the second quarter and third quarters 25% and 28%, respectively; and the fourth quarter 25%.

     Orders for the Company’s products, except for those sold directly to consumers in the Retail Business segment, are usually placed with the Company by computer, facsimile, or telephone. These orders are filled either out of the Company’s inventory or by direct shipment to the customer from the manufacturers’ plants at the Company’s request.

     Since customers look to the Company to fulfill their needs on short notice, the Company maintains a large inventory of tires and other products, both for its Wholesale Business and its Retail Business segments. Average inventories, based on quarter-end levels on hand and in transit, were $181.4 million during 2002. The Company’s inventory turn rate (cost of sales, including the cost of direct shipments from manufacturers to customers, divided by average inventory) was 4.5 for 2002.

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

     The Company believes its Wholesale Business is able to compete successfully because of its ability to offer quality products under proprietary brand names at competitive prices, its efficient distribution systems, its good relationships with customers and suppliers, and its established presence in the markets it serves.

     In the case of the Company’s Retail Business, competition is based primarily upon market presence in a specific geographic area. Big O’s 536 franchised retail outlets are primarily concentrated in western and midwestern states, which gives Big O a significant market share in many of the retail markets it serves. Tire Kingdom is one of the leading tire retailers in Florida, with 165 of its 222 total retail outlets being located in that state at the end of 2002. Tire Kingdom’s market position outside the state of Florida varies depending upon the city or region. Competitors include stores operated by tire manufacturers, other retail outlets such as warehouse clubs, chains and mass merchandisers, and other independent tire dealers, some of whom are customers or who buy from customers of the Company’s Wholesale Business.

Employees

     As of December 31, 2002, the Company employed approximately 3,200 persons, of which approximately 2,700 were in its Retail Business. None of the Company’s employees are represented by a union, and the Company considers its employee relations to be excellent.

Internet Website Address and Availability of SEC Filings

     The Company maintains an internet website, www.tbccorp.com. The Company makes its SEC filings, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, immediately available on its website after filing, via an electronic link from the Company’s website to the SEC’s EDGAR database. Paper copies of such SEC filings are also available free of charge from the Company, upon request.

Item 2.	PROPERTIES

     TBC Corporation’s executive offices are located in Memphis, Tennessee, along with two of its warehouse distribution facilities. The Company has a total of 36 warehouse distribution facilities, totaling approximately 3.7 million square feet, located in 17 states across the United States. Approximately 2.9 million square feet of the Company’s warehouse distribution facilities are utilized for the Company’s Wholesale Business and approximately 800,000 square feet are utilized for the Retail Business.

     The Company owns its executive office building and two of its distribution facilities. The remainder of the distribution facilities, totaling approximately 3.2 million square feet, are leased under operating leases, as are all of the retail tire and service centers operated by the Company. See Note 6 to the consolidated financial statements for information regarding the Company’s operating lease commitments.

Item 3.	LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings which are routine to the conduct of its business, none of which is believed to be material to the Company. Some of these proceedings involve personal injury lawsuits based upon alleged defects in products sold by the Company. The Company believes that in substantially all such product liability cases, it is covered by its manufacturers’ indemnity agreements or product liability insurance. The Company also maintains its own product liability insurance, as well as coverage for damages, workmanship and claims relating to repairs and services performed by its Retail Business.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The table which follows presents certain information concerning the executive officers of the Company. The term of office of all executive officers of the Company is until the next Annual Meeting of Directors (April 30, 2003) or until their respective successors are elected.

		Capacities in which Individual
Name	Age	Serves the Company

Lawrence C. Day	53	President and Chief Executive Officer
Thomas W. Garvey	48	Executive Vice President and Chief Financial Officer
Kenneth P. Dick	56	President of TBC Private Brands Division
J. Glen Gravatt	51	Senior Vice President Purchasing
William M. Potts	50	Vice President Human Resources
Larry D. Coley	45	Vice President, Corporate Controller and Assistant Secretary

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

     Mr. Garvey has been Executive Vice President and Chief Financial Officer of the Company since January 2001 and also served as Treasurer from January 2001 to August 2002. From 1993 to January 2001, Mr. Garvey was Executive Vice President and Chief Financial Officer of Tire Kingdom, which TBC acquired in June 2000. From 1987 to 1992, Mr. Garvey served as Executive Vice President and Chief Financial Officer of Fisher Scientific Company.

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

     Mr. Gravatt has been the Company’s Senior Vice President of Purchasing since August 1999. From 1987 until his election as Senior Vice President, Mr. Gravatt was a Vice President of the Company. Mr. Gravatt joined the Company in 1984 as Manager of Purchasing and served in that role until his election as a Vice President.

     Mr. Potts has been a Vice President since joining the Company in April 1998. From 1994 until joining the Company, Mr. Potts was Vice President, Human Resources of Millard Refrigerated Services, Inc., and from 1988 to 1994 was Corporate Director of Human Resources for Griffin Industries, Inc.

     Mr. Coley has been a Vice President of the Company since 1993 and Corporate Controller and Assistant Secretary since April 1999. Mr. Coley was Controller of the Company from 1989 to 1999. Mr. Coley joined the Company in 1984 and served in a number of financial management positions prior to his election as Controller.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company is traded on The Nasdaq Stock Market under the symbol TBCC. As of December 31, 2002, the Company had approximately 3,500 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings. Historically, the Company has not paid cash dividends and the Company has no intention to do so in the foreseeable future. In addition, the Company’s short-term and long-term credit facilities restrict its ability to declare cash dividends (see the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 4 to the consolidated financial statements).

     The following table sets forth for the periods indicated the high and low sale prices for the Company’s Common Stock on the Nasdaq National Market System.

	Price Range

	High	Low

Quarter ended
03/31/01	$7.38	4.63
06/30/01	9.75	5.54
09/30/01	11.94	8.15
12/31/01	13.50	8.53
03/31/02	16.20	10.46
06/30/02	16.80	12.06
09/30/02	16.00	9.46
12/31/02	13.00	9.80

Item 6.	SELECTED FINANCIAL DATA

     Set forth below is selected financial information of the Company for each year in the five-year period ended December 31, 2002. The selected financial information should be read in conjunction with the consolidated financial statements of the Company and notes thereto which appear elsewhere in this Report. Specific reference should be made to the discussion of the 2000 acquisition of Tire Kingdom, Inc. in Note 3 to the consolidated financial statements. Information regarding the 1998 acquisition of Carroll’s, Inc. was included in Note 4 to the consolidated financial statements included in Form 10-K for the year ended December 31, 2000. The Company did not declare any cash dividends during the five-year period ended December 31, 2002.

	Year ended December 31,

	2002	2001	2000	1999	1998

INCOME STATEMENT DATA (a):
Net sales (b)	$1,109,663	$1,009,278	$902,740	$743,050	$646,135
Gross profit	301,843	264,977	198,247	129,559	102,921
Net income	27,382	21,010	18,724	17,939	16,894
Diluted earnings per share	1.25	.98	.88	.85	.75
Average shares and equivalents outstanding	21,966	21,386	21,191	21,189	22,481
BALANCE SHEET DATA (a):
Total assets	$473,871	$462,960	$451,567	$348,683	$333,790
Working capital	166,616	167,207	156,644	113,669	108,251
Long-term debt	79,700	101,000	113,531	47,000	59,653
Stockholders’ equity	223,120	194,319	174,052	156,382	138,431

(a)	In thousands, except per share amounts.

(b)	Net sales include sales to related parties of $100,406 in 2002, $92,813 in 2001, $86,961 in 2000, $78,880 in 1999 and $133,170 in 1998.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2002 Compared to 2001:

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

     Net sales for 2002 increased 9.9% from the 2001 level, due principally to the combined effects of a 5.4% gain in total unit tire volume, a 2.7% increase in the average tire sales price and greater service revenues in Company-operated retail tire outlets. In comparison, unit tire shipments for the U.S. replacement tire industry as a whole declined approximately 0.3% during 2002 (based on preliminary data). The percentage of total Company sales attributable to tires was 85% in 2002 compared to 86% in 2001. Net sales by the Company’s retail segment increased 14.8% compared to the 2001 level, including a 7.7% increase in unit tire volume, a 2.6% increase in the average retail tire sales price and the previously-mentioned increase in service revenues. Sales by the retail segment were favorably affected by an increase in the number of Company-operated and franchised stores in the Company’s retail systems. At the end of 2002, the Company had a total of 758 stores in its two retail systems compared to 686 stores at December 31, 2001. Net sales by the wholesale segment increased 6.1% over the 2001 level, due principally to a 4.4% increase in unit tire sales and a 2.4% increase in average tire sales prices.

     Gross profit as a percentage of net sales increased from 26.3% in 2001 to 27.2% in 2002. The improved overall gross profit percentage was largely due to the increased contribution from the retail segment. In addition, the Company’s increased overall unit volume led to greater purchasing leverage with suppliers and a resulting improvement in net purchase prices. Gross margin percentages on sales by the Company’s retail segment increased to 42.5% in 2002 from 41.7% in 2001, while wholesale margins were 14.1% in 2002 compared to 14.0% in 2001.

     Distribution expenses as a percentage of net sales decreased from 5.0% in 2001 to 4.8% in 2002. Increases in total sales helped to leverage the Company’s warehousing and product delivery costs, since many of them, such as rent, do not vary in relation to sales.

     Selling, administrative and retail store expenses increased $27.7 million in 2002 compared to 2001, due principally to a greater number of company-operated retail stores. Expenses for such retail stores include payroll, operating and service-related costs, in addition to certain other selling and administrative expenses. Expenses in 2001 included amortization of goodwill and trademarks of $2.8 million. No amortization of such assets was recorded in 2002, under the provisions of Statement of Financial Accounting Standards No. 142 (SFAS No. 142), which was adopted by the Company on January 1, 2002 (see Note 1 to the consolidated financial statements.) Expenses in 2001 also included $720,000 related to the writeoff of a prepaid pension asset. Excluding the impact of the amortization and pension charge in the prior year and the expenses associated with the new stores, selling, administrative and retail store expenses increased only 4.5% in 2002 compared to the 2001 level, while net sales (excluding the new stores) increased 5.7%.

     Net interest expense decreased $2.5 million in 2002 compared to 2001 level, due principally to the combined effects of lower overall borrowing rates and lower average borrowings. The Company’s average borrowing rate in 2002 was approximately 16% lower than in 2001, which was a reflection of lower market interest rates as well as efforts by the Company to better manage receivables, inventories and other key components of working capital and thereby minimize interest rate spreads under its borrowing agreements. Average borrowings declined 12% from the 2001 level, principally as a result of cash generated from operations and the above-mentioned management efforts which allowed the Company to reduce its debt to banks and other lenders. Net interest expense in 2001 included interest income of $606,000 related to refunds on amended tax returns filed in prior years.

     Net other income in 2002 was $557,000 less than in 2001, due primarily to a decline in interest and service charge income from customers as well as a decrease in the Company’s equity in operating results from joint ventures.

     The Company’s effective tax rate was 37.3% in 2002 compared to 39.9% in 2001. The lower effective rate in 2002 was due to reduced provisions for state income taxes as well as the impact of SFAS No. 142, since the majority of goodwill amortized in prior years was not deductible for tax purposes.

     Earnings per diluted share were $1.25 in 2002 and $0.98 in 2001. Earnings per diluted share in 2001 included a charge of $0.02 as a result of the previously-noted writeoff of a prepaid pension asset and a credit of $0.02 related to interest on prior year amended tax returns, in addition to the approximate $0.12 charge related to the amortization of goodwill and certain other intangible assets prior to the adoption of SFAS No. 142. Excluding the effects of these items, earnings in 2001 would have been approximately $1.10 per diluted share.

2001 Compared to 2000:

     As a result of the Company’s acquisition of Tire Kingdom, Inc. (“Tire Kingdom”) in June 2000 (see Note 3 to the consolidated financial statements), there were a number of significant changes in income statement items between the years 2001 and 2000, since results in 2000 only included Tire Kingdom for the seven months following the acquisition.

     Net sales for 2001 increased 11.8% from the 2000 level, due principally to the combined effects of a 6.1% increase in the average tire sales price and a 0.9% gain in unit tire volume. The increased unit tire volume was due principally to the inclusion of tire units sold by Tire Kingdom during all of 2001. The increase in the average tire sales price was due to the increased proportion of sales attributable to retail, as well as the effect of industry price increases during 2001. Net sales also benefited from the inclusion of revenue from mechanical and maintenance services performed by Tire Kingdom’s retail stores during the entire year of 2001. The revenue from such services, which is included in non-tire sales, caused the percentage of total sales attributable to tires to shift from 89% in 2000 to 86% in 2001. Excluding the impact of Tire Kingdom, unit tire volume declined 7.2% compared to the 2000 level, while the average tire sales price increased 4.1%. The decline in unit tire volume after excluding Tire Kingdom was largely reflective of a fluctuation in industry demand from year to year. Demand in 2000 was greater than normal, due to certain recalls within the industry and because of strong purchasing activity in the fourth quarter in advance of announced industry price increases effective January 1, 2001. Industry demand in 2001 was affected somewhat by the overall general economic slowdown during the last half of the year.

     Gross profit as a percentage of net sales increased from 22.0% in 2000 to 26.3% in 2001, due primarily to the significantly increased proportion of sales attributable to the retail segment. Gross margin percentages on sales by the Company’s retail segment increased from 36.1% in 2000 to 41.7% in 2001, due principally to the inclusion of Tire Kingdom for the full year in 2001. Wholesale margins were relatively unchanged, at 14.0% in 2001 compared to 14.3% in 2000.

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

     Selling, administrative and retail store expenses increased $62.0 million in 2001 compared to 2000, due principally to the inclusion of Tire Kingdom’s expenses for the full year of 2001 and to a greater number of retail stores in operation. In addition, an increase in market development expenses and store conversion costs in conjunction with the expansion of the Company’s franchised retail system caused expenses in 2001 to be greater than in 2000. Expenses for the retail segment, particularly those associated with the operation of the Company’s own retail stores, are substantially higher as a percentage of sales than for the wholesale segment. Expenses of a non-recurring nature included a charge of $720,000 in 2001 related to the writeoff of a prepaid pension asset and a charge of approximately $1.2 million in 2000 related to certain severance and management restructuring.

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

     Earnings per diluted share in 2001 totaled $0.98 and included a charge of $0.02 as a result of the previously-noted writeoff of a prepaid pension asset and a credit of $0.02 related to interest on prior year amended tax returns. Earnings per diluted share in 2000 totaled $0.88 and included a net charge of $0.04 as a result of the previously-noted management restructuring expenses. Excluding the effects of these items, earnings were $0.98 (as reported) in 2001 compared to $0.92 per diluted share in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $166.6 million at December 31, 2002, relatively unchanged from $167.2 million at the end of 2001. The Company’s current ratio was 2.10 at the end of both 2002 and 2001.

     In January 2001, the Company entered into a borrowing agreement with a group of 11 banks which included an $80 million, three-year revolving loan facility and an $80 million, five-year term loan. At December 31, 2002, $35.0 million was borrowed under the bank revolving loan facility and $63 million was outstanding under the bank term loan. The Company’s long-term debt at the end of 2002 also included $34.0 million in Senior Notes. Of the total $132.0 million borrowed at December 31, 2002 under these credit arrangements, $53.5 million was classified as current on the Company’s balance sheet and the remaining $78.5 million was considered noncurrent. The Company is subject to certain financial covenants and other restrictions under its agreements with the respective lenders (see Note 4 to the consolidated financial statements). The Company was in compliance with all of its borrowing covenants as of December 31, 2002 and for the year then ended. The current revolving loan facility is scheduled to expire in January 2004. The Company began discussions with lenders in early 2003 to restructure its borrowing agreements, to provide financial resources to help meet the Company’s capital needs as it plans for continued future growth.

     Cash generated by operations, together with the available credit arrangements, enabled the Company to fund capital expenditures totaling $15.2 million in 2002, as well as the purchase of the net assets of certain retail tire stores for $11.2 million. Additionally, the Company was able to reduce its total funded debt by a total of $19.7 million during 2002 and fund repurchases of common stock totaling $3.1 million. As of December 31, 2002, the Company had an unused authorization from the Board of Directors for the repurchase of 1,199,000 additional shares of common stock.

     Capital expenditures in 2002 and 2001 were primarily for equipment and tire molds. The Company had no material commitments for capital expenditures at the end of 2002. The Company expects to fund 2003 day-to-day operating expenses and normally recurring capital expenditures out of operating funds and its present financial resources. The Company believes that the combination of its bank borrowing facilities and expected funds from operations will be sufficient to operate on both a short-term and long-term basis.

     In 2002, management’s strong emphasis on managing working capital and the balance sheet resulted in cash from operations of over $45 million. Accounts receivable and inventory turnover both improved significantly in 2002 compared to the 2001 rates. The Company was able to reduce its investment in franchise stores under development (included in other current assets on the balance sheet) by $4.6 million compared to the December 31, 2001 level. The balance in other noncurrent assets was also significantly reduced, primarily as a result of collections of noncurrent notes receivable.

     The Company expects its future growth to include additional strategic acquisitions such as the June 2000 acquisition of Tire Kingdom. It is likely that at least one such acquisition will be made in 2003. Significant future acquisitions could require additional capital resources and would involve new or amended credit facilities. See “Forward-Looking Statements and Risks” below, which identifies certain risks associated with the Company’s acquisition strategy, as well as many of the other factors which influence the Company’s operating results, its future growth potential and the industry in which it operates.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. Actual results could differ from those estimates. Significant accounting policies employed by the Company, including the use of estimates and assumptions, are presented in the Notes to Consolidated Financial Statements. Management bases its estimates on its historical experience, together with other relevant factors, in order to form the basis for making judgements, which will affect the carrying values of assets and liabilities. On an ongoing basis, management evaluates its estimates and makes revisions as deemed necessary. The following areas are considered to be of critical importance:

     Inventories - Inventories, consisting of tires and other automotive products held for resale, are valued at the lower of cost or market. Certain inventories are valued using the last in-first out method.

     Revenue recognition - Sales are recognized upon shipment of products. Estimated costs of returns, allowances and customer rebates are accrued at the time products are shipped.

     Franchise fees - Each Big O franchisee is required to pay an initial franchise fee as well as monthly royalty fees of 2% of gross sales. Initial franchise fees are deferred and recognized when all material services or conditions relating to the sale or transfer of the franchise have been substantially completed.

     Retirement plan obligations - The values of certain assets and liabilities associated with the Company’s retirement plan obligations are determined on an actuarial basis and include estimates and assumptions such as the expected return on plan assets and discount rates. Discount rates are determined based on rates of high quality, fixed income investments. Actual changes in the fair market value of plan assets, differences between the actual return and the expected return on plan assets and changes in the discount rate affect the amount of the pension expense recognized.

     Long-lived assets - The Company periodically reviews the recoverability of its long-lived assets. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows of the specific assets and determine if the assigned value is recoverable or if an adjustment to the carrying value of the assets is necessary. There were no facts or circumstances which indicated an impairment of recorded assets as of December 31, 2002 or 2001.

     Goodwill, Trademarks and Other Intangible Assets - Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. Under the provisions of SFAS No. 142, goodwill and other indefinite-lived intangible assets ceased the amortization of goodwill effective January 1, 2002, with charges being recorded only if impairment is found to exist. At least annually, the Company compares the carrying values of its “reporting units” to their fair value, with a reporting unit being defined as an operating segment or one level below a segment if discrete financial information is prepared and reviewed regularly by management. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is required to be recognized. No impairment to the recorded value of Company’s indefinite-lived assets was found to exist as a result of the required testing.

     Warranty costs - The costs of anticipated adjustments for workmanship and materials that are the responsibility of the Company are estimated and charged against earnings currently. Reserves for future warranty claims and service are included in liabilities in the balance sheets.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” was issued, effective for financial statements for fiscal years beginning after June 15, 2002. SFAS 143 requires entities to establish liabilities for legal obligations associated with the retirement of tangible long-lived assets. The Company will adopt this statement in 2003 as required, but does not expect it to have a material impact on its financial statements.

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

     In April 2002, Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” was issued. SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, “Accounting for Leases.” The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement was effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement were effective for financial statements issued on or after May 15, 2002. Adoption of this standard did not have any impact on the Company’s financial statements.

     In June 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued, effective for such activities initiated after December 31, 2002. The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial statements.

     In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” was issued. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The Company will adopt the disclosure provisions of SFAS No. 148 beginning in 2003 and therefore does not expect the statement to have any impact on its financial position or results of operations.

     In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including indirect Guarantees of Indebtedness of Others,” was issued. FIN 45 elaborates on the financial statement disclosures to be made by a guarantor about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002 and the Company has included such disclosures in Note 11 to the consolidated financial statements. The Company does not expect adoption of the liability recognition provisions to have a material impact on its financial position or results of operations.

     In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” was issued. This interpretation provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity must consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation apply immediately to VIE’s created after January 31, 2003. For VIE’s created prior to February 1, 2003, the Company must apply FIN 46 to financial statements for periods beginning July 1, 2003. The Company has certain synthetic lease agreements that may be affected by the provisions of FIN 46, but the Company does not expect this interpretation to have a material impact on its financial position or results of operations.

FORWARD-LOOKING STATEMENTS AND RISKS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including, without limitation, statements containing the words “believes,” “expects,” “anticipates,” “estimates” and words of similar import. Such forward-looking statements relate to expectations for future financial performance, which involve known and unknown risks, uncertainties and other factors. Such factors include, but are not limited to: changes in economic and business conditions in the world; increased competitive activity; consolidation within and among both competitors, suppliers and customers; unexpected changes in the replacement tire market; the Company’s inability to attract as many new franchisees or open as many company-operated retail outlets as planned; changes in the Company’s ability to identify and acquire additional companies in the replacement tire industry and the failure to achieve synergies or savings anticipated in such acquisitions; fluctuations in tire prices charged by manufacturers, including fluctuations due to changes in raw material and energy prices; product shortages and supply disruptions; changes in interest and foreign exchange rates; the cyclical nature of the automotive industry and the loss of a major customer or program. It is not possible to foresee or identify all such factors. Any forward-looking statements in this report are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are not a guarantee of future performance and actual results or developments may differ materially from those projected.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain financial market risks. The most predominant of these risks is the fluctuation in interest rates associated with bank borrowings, since changes in interest expense affect the Company’s operating results. At December 31, 2002, the Company owed $98.0 million to banks under its credit facilities, of which $78.3 million was not hedged by interest-rate swap agreements and was thus subject to market risk for a change in interest rates. If interest rates increase by 25 basis points, the Company’s annual interest expense would increase by approximately $196,000, based on the outstanding balance which was not hedged at December 31, 2002. See Note 5 to the consolidated financial statements for information regarding the Company’s interest rate swap agreements.

     The Company has no significant foreign currency translation risks, since its sales to customers located outside the United States are made and settled in U.S. dollars.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of TBC Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Statement No. 142, “Goodwill and Other Intangible Assets,” during 2002.

PricewaterhouseCoopers LLP

February 7, 2003

TBC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	December 31,

	2002	2001

CURRENT ASSETS:
Cash and cash equivalents	$2,319	$2,298
Accounts and notes receivable, less allowance for doubtful accounts of $8,701 in 2002 and $7,737 in 2001:
Related parties	16,507	17,173
Other	103,201	95,848

Total accounts and notes receivable	119,708	113,021
Inventories	170,867	172,431
Refundable federal and state income taxes	—	2,349
Deferred income taxes	12,364	11,501
Other current assets	12,515	16,999

Total current assets	317,773	318,599

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land and improvements	6,068	5,032
Buildings and leasehold improvements	28,795	22,948
Furniture and equipment	64,052	52,591

	98,915	80,571
Less accumulated depreciation	42,993	33,650

Total property, plant and equipment	55,922	46,921

TRADEMARKS, NET	15,824	15,824

GOODWILL, NET	58,381	51,291

OTHER ASSETS	25,971	30,325

TOTAL ASSETS	$473,871	$462,960

The accompanying notes are an integral part of the consolidated financial statements.

TBC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,

	2002	2001

CURRENT LIABILITIES:
Outstanding checks, net	$4,209	$5,916
Notes payable to banks	35,000	34,200
Current portion of long-term debt and capital lease obligations	18,500	16,533
Accounts payable, trade	45,200	53,227
Federal and state income taxes payable	767	—
Other current liabilities	47,481	41,516

Total current liabilities	151,157	151,392

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	79,700	101,000

NONCURRENT LIABILITIES	14,243	11,721

DEFERRED INCOME TAXES	5,651	4,528

STOCKHOLDERS’ EQUITY:
Common stock, $.10 par value, shares issued and outstanding - 21,292 in 2002 and 21,003 in 2001	2,129	2,100
Additional paid-in capital	16,687	11,783
Other comprehensive income (loss)	(1,281)	(713)
Retained earnings	205,585	181,149

Total stockholders’ equity	223,120	194,319

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$473,871	$462,960

The accompanying notes are an integral part of the consolidated financial statements.

TBC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years ended December 31,

	2002	2001	2000

NET SALES*	$1,109,663	$1,009,278	$902,740
COST OF SALES	807,820	744,301	704,493

GROSS PROFIT	301,843	264,977	198,247

EXPENSES:
Distribution expenses	53,136	50,694	49,144
Selling, administrative and retail store expenses	198,775	171,099	109,130
Interest expense — net	8,703	11,188	11,391
Other (income) expense — net	(2,411)	(2,968)	(2,465)

Total expenses	258,203	230,013	167,200

INCOME BEFORE INCOME TAXES	43,640	34,964	31,047
PROVISION FOR INCOME TAXES	16,258	13,954	12,323

NET INCOME	$27,382	$21,010	$18,724

EARNINGS PER SHARE -
Basic	$1.29	$1.00	$.88

Diluted	$1.25	$.98	$.88

*	Including sales to related parties of $100,406, $92,813 and $86,961 in the years ended December 31, 2002, 2001 and 2000, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

TBC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Years ended December 31, 2000, 2001 and 2002

				Other
	Common Stock			Compre-
			Additional	hensive
	Number of		Paid-In	Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total

BALANCE, JANUARY 1, 2000	21,182	$2,118	$9,639	—	$144,625	$156,382
Net income for 2000					18,724	18,724
Issuance of common stock under stock option and incentive plans, net	47	5	255	—	—	260
Repurchase and retirement of common stock	(290)	(29)	(134)	—	(1,151)	(1,314)

BALANCE, DECEMBER 31, 2000	20,939	2,094	9,760	—	162,198	174,052
Net income for 2001					21,010	21,010
Issuance of common stock under stock option and incentive plans, net	269	27	1,825	—	—	1,852
Repurchase and retirement of common stock	(205)	(21)	(103)	—	(2,059)	(2,183)
Tax benefit from exercise of stock options	—	—	301	—	—	301
Other comprehensive loss associated with interest rate swap agreements, net of tax	—	—	—	(713)	—	(713)

BALANCE, DECEMBER 31, 2001	21,003	2,100	11,783	(713)	181,149	194,319
Net income for 2002					27,382	27,382
Issuance of common stock under stock option and incentive plans, net	519	52	4,084	—	—	4,136
Repurchase and retirement of common stock	(230)	(23)	(139)	—	(2,946)	(3,108)
Tax benefit from exercise of stock options	—	—	959	—	—	959
Change in other comprehensive loss associated with interest rate swap agreements, net of tax	—	—	—	(177)	—	(177)
Minimum pension liability adjustment, net of tax	—	—	—	(391)	—	(391)

BALANCE, DECEMBER 31, 2002	21,292	$2,129	$16,687	$(1,281)	$205,585	$223,120

The accompanying notes are an integral part of the consolidated financial statements.

TBC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,

	2002	2001	2000

Operating Activities:
Net income	$27,382	$21,010	$18,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,665	11,192	9,036
Amortization of intangible assets	24	2,801	1,982
Amortization of other comprehensive income	83	226	—
Provision for doubtful accounts and notes	2,861	2,607	1,468
(Gain) on sale of fixed assets	(14)	(485)	(109)
Deferred income taxes	169	(810)	687
Equity in (earnings) loss from joint ventures	24	(364)	(462)
Changes in operating assets and liabilities, net of effects of assets and liabilities acquired:
Receivables	(7,329)	(614)	(17,647)
Inventories	3,338	(4,098)	(903)
Other current assets	(426)	(7,762)	7,220
Other assets	2,320	(946)	(296)
Accounts payable, trade	(8,027)	(21,447)	11,149
Federal and state income taxes refundable or payable	4,488	1,051	352
Other current liabilities	5,301	(1,168)	(1,972)
Noncurrent liabilities	2,564	1,260	(405)

Net cash provided by operating activities	45,423	2,453	28,824

Investing Activities:
Purchase of property, plant and equipment	(15,155)	(12,051)	(11,320)
Acquisition of Tire Kingdom, Inc., net of cash acquired	—	—	(43,471)
Purchase of net assets of retail tire stores, net of cash acquired	(11,154)	(3,644)	(3,861)
Investments in joint ventures and other entities, net of distributions received	466	(4,932)	237
Net proceeds from asset dispositions	1,022	10,808	4,948
Other	—	114	—

Net cash used in investing activities	(24,821)	(9,705)	(53,467)

Financing Activities:
Net bank borrowings under short-term borrowing arrangements	800	22,207	28,231
Increase (decrease) in outstanding checks, net	(1,707)	(4,121)	4,867
Proceeds from long-term debt	—	4,000	—
Payments on long-term debt and capital lease obligations	(20,533)	(13,855)	(6,733)
Issuance of common stock under stock option and incentive plans	3,967	1,821	—
Repurchase and retirement of common stock	(3,108)	(2,183)	(1,314)

Net cash provided by (used in) financing activities	(20,581)	7,869	25,051

Increase in cash and cash equivalents	21	617	408
Cash and cash equivalents:
Balance — Beginning of year	2,298	1,681	1,273

Balance — End of year	$2,319	$2,298	$1,681

TBC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Years ended December 31,

	2002	2001	2000

Supplemental Disclosures of Cash Flow Information:
Cash paid for — Interest	$8,589	$11,578	$11,417
— Income Taxes	11,601	13,713	11,284
Supplemental Disclosure of Non-Cash Financing Activity:
Tax benefit from exercise of stock options	$959	$301	$—
Issuance of restricted stock under stock incentive plan, net of shares received for tax withholding	169	31	260
Conversion of capital lease obligations	—	91	—
Refinancing of short-term borrowings to long-term debt	—	—	80,000
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
In 2002, the Company purchased the net assets of certain retail tire stores at a combined cash purchase price of $11,154. The transaction was accounted for under the purchase method, as follows:
Estimated fair value of assets acquired	$4,166
Goodwill	7,090
Cash paid, net of cash acquired	(11,154)

Liabilities assumed	$102

In 2001, the Company purchased the net assets of certain retail tire stores at a combined cash purchase price of $3,644. The transactions were accounted for under the purchase method, as follows:
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

In 2000, the Company purchased the net assets of certain retail tire stores at a combined cash purchase price of $3,863. The transactions were accounted for under the purchase method, as follows:
Estimated fair value of assets acquired			$1,928
Goodwill			2,980
Cash paid, net of cash acquired			(3,861)

Liabilities assumed			$1,047

The accompanying notes are an integral part of the consolidated financial statements.

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

     Equity investments - The Company has invested in certain tire distributors and independent tire dealers. The investments in these 50% or less-owned entities are accounted for using the equity method and are included in other assets on the balance sheets. The carrying value of such equity investments totaled $13,982,000 and $14,803,000 at December 31, 2002 and 2001, respectively.

     Cash equivalents - Cash equivalents consist of short-term, highly liquid investments which are readily convertible into cash.

     Inventories - Inventories, consisting of tires and other automotive products held for resale, are valued at the lower of cost or market. Certain inventories are valued using the last in-first out method and the current costs of those inventories exceeded the LIFO value by $1,389,000 and $2,950,000 at December 31, 2002 and 2001, respectively.

     Concentrations of credit risk - The Company performs ongoing credit evaluations of its franchisees and wholesale customers and typically requires some form of security, including collateral, guarantees or other documentation. The Company maintains allowances for potential credit losses. The Company maintains cash balances with financial institutions with high credit ratings. The Company has not experienced any losses with respect to bank balances in excess of government-provided insurance.

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

     Acquisitions - The Company accounts for asset and business acquisitions using the purchase method, under the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations.” Assets acquired and liabilities assumed are recorded at their fair value on the date of purchase. Purchase cost in excess of the fair value of the net assets acquired is allocated to identifiable intangibles, to the extent of their fair value. Any remaining excess cost is allocated to goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Goodwill, Trademarks and Other Intangible Assets - Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. Goodwill was recorded as a result of the Company’s acquisition of Tire Kingdom in June 2000, as well as the purchase of the net assets of retail tire stores during 2002, 2001 and 2000. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Under SFAS No. 142, goodwill and other indefinite-lived intangible assets are no longer amortized but are tested for impairment, with charges being recorded only if impairment is found to exist. SFAS No. 142 requires the fair values of these intangible assets to be assigned to the Company’s “reporting units” and tested accordingly, with a reporting unit being defined as an operating segment or one level below a segment if discrete financial information is prepared and reviewed regularly by management. No impairment to the recorded value of Company’s indefinite-lived assets was found to exist as a result of the required testing.

     Expenses for the years ended December 31, 2001 and 2000 included amortization of goodwill and trademarks of $2,755,000 and $1,913,000 respectively. If SFAS No. 142 had been in effect during 2001 and amortization had not been recorded, net income would have been approximately $2,480,000 greater than the reported total of $21,010,000 and diluted earnings per share would have been approximately $1.10 compared to the reported total of $0.98. For 2000, net income would have been approximately $1,720,000 greater than the reported total of $18,724,000 and diluted earnings per share would have been approximately $0.96 compared to the reported total of $0.88, had SFAS No. 142 been in effect.

     Long-lived assets - The Company periodically reviews the recoverability of intangible and other long-lived assets. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows of the specific assets and determine if the assigned value is recoverable or if an adjustment to the carrying value of the assets is necessary. The Company does not believe that there were any facts or circumstances which indicated an impairment of recorded assets as of December 31, 2002 or 2001.

     Revenue recognition - Sales are recognized upon shipment of products. Estimated costs of returns, allowances and customer rebates are accrued at the time products are shipped.

     Franchise fees - Each Big O franchisee is required to pay an initial franchise fee as well as monthly royalty fees of 2% of gross sales. Initial franchise fees are deferred and recognized when all material services or conditions relating to the sale or transfer of the franchise have been substantially completed. Included in net sales in 2002, 2001 and 2000 were franchise and royalty fees of $12,412,000, $11,619,000 and $10,362,000, respectively.

     Warranty costs - The costs of anticipated adjustments for workmanship and materials that are the responsibility of the Company are estimated and charged against earnings currently. Reserves for future warranty claims and service of $10,997,000 and $8,762,000 were included in liabilities in the balance sheets at December 31, 2002 and 2001, respectively.

     Interest on early payments to suppliers for product - Interest income associated with early payments to suppliers for product is recorded as a reduction to cost of sales in the statements of income. This interest income represented 1.0% of net sales during 2002 and 1.2% in both 2001 and 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

	2002	2001	2000

Weighted average common shares outstanding	21,191	20,984	21,191
Common share equivalents	775	402	—

Weighted average common shares and equivalents outstanding	21,966	21,386	21,191

Recent Accounting Pronouncements

     In June 2001, Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” was issued, effective for financial statements for fiscal years beginning after June 15, 2002. SFAS 143 requires entities to establish liabilities for legal obligations associated with the retirement of tangible long-lived assets. The Company will adopt this statement in 2003 as required, but does not expect it to have a material impact on its financial statements.

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

     In April 2002, Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” was issued. SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, “Accounting for Leases.” The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement was effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement were effective for financial statements issued on or after May 15, 2002. Adoption of this standard did not have any impact on the Company’s financial statements.

     In June 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued, effective for such activities initiated after December 31, 2002. The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial statements.

     In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” was issued. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The Company will adopt the disclosure provisions of SFAS No. 148 beginning in 2003 and therefore does not expect the statement to have any impact on its financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including indirect Guarantees of Indebtedness of Others,” was issued. FIN 45 elaborates on the financial statement disclosures to be made by a guarantor about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002 and the Company has included such disclosures in Note 11 to the consolidated financial statements. The Company does not expect adoption of the liability recognition provisions to have a material impact on its financial position or results of operations.

     In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” was issued. This interpretation provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity must consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation apply immediately to VIE’s created after January 31, 2003. For VIE’s created prior to February 1, 2003, the Company must apply FIN 46 to financial statements for periods beginning July 1, 2003. The Company has certain synthetic lease agreements that may be affected by the provisions of FIN 46, but the Company does not expect this interpretation to have a material impact on its financial position or results of operations.

2. TRANSACTIONS WITH RELATED PARTIES AND MAJOR CUSTOMERS

     The Company’s operations are managed through its Board of Directors, members of which owned or are affiliated with companies which owned approximately 8% of the Company’s common stock at December 31, 2002. Sales to a distributor represented on the Board, including affiliates of that distributor, accounted for approximately 4% of the Company’s net sales during 2002, 5% during 2001 and 6% in 2000. One major customer, unaffiliated with the board of directors or the Company, accounted for approximately 5% of net sales in 2002, 4% of net sales in 2001, and 7% in 2000. Sales to joint ventures and entities in which the Company has an ownership interest accounted for approximately 5% of the Company’s net sales during 2002, 4% in 2001 and 3% in 2000. Accounts receivable resulting from transactions with related parties are presented separately in the balance sheets.

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

     The following unaudited pro forma results for 2000 (adjusted for items such as interest on required borrowings, estimated amortization of goodwill, improved purchasing leverage with suppliers, and anticipated operating synergies) were prepared as if the companies had been combined prior to 2000. Such pro forma results, which exclude an after-tax charge of $767,000, or $0.04 per share, in 2000 related to certain management restructuring, do not purport to present what actual results of operations would have been or to project results for any future period. On a pro forma basis, net sales were $998,402,000, net income was $19,316,000 and earnings per share were $.91 for the year ended December 31, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4. NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

     The Company has borrowing agreements with a group of 11 banks, which include an $80 million, three-year revolving loan facility and a five-year term loan facility. Interest under both of the facilities is at the eurodollar or federal funds rate plus a variable rate between 1.75% and 3.0% dependent on the Company’s leverage ratio. The bank credit facilities are collateralized by substantially all of the Company’s assets and contain certain cross-default provisions in conjunction with the long-term Senior Notes described below. The credit facilities require the payment of certain commitment and administrative fees and contain certain financial covenants dealing with, among other things, the Company’s net worth, total liabilities, funded indebtedness, leverage, fixed charge coverage ratio, accounts receivable and inventories. The credit facilities also include certain restrictions which affect the Company’s ability to incur additional debt, acquire other companies, make certain investments, repurchase its own common stock, sell or place liens upon assets, provide guarantees and pay dividends. The Company was in compliance with all of its borrowing covenants as of December 31, 2002 and for the year then ended. A total of $35,000,000 was borrowed under the bank revolving loan facility and $63,000,000 was borrowed under the bank term loan facility at December 31, 2002. The weighted average interest rate on short-term borrowings at December 31, 2002 and 2001 was 4.03% and 4.60%, respectively.

     In addition to bank loan facilities, the Company has borrowings under Senior Notes, which are collateralized by substantially all of the Company’s assets and incorporate all of the financial covenants and restrictions contained in the bank credit facilities noted above. Principal payments under the Senior Notes are required to be made semi-annually and interest is payable quarterly.

     Long-term debt and capital lease obligations on the balance sheet are summarized as follows (in thousands):

	December 31,

	2002	2001

8.30% Series A Senior Note, due through 2003	$6,500	$13,000
8.62% Series B Senior Note, due from 2004 through 2005	11,000	11,000
8.81% Series C Senior Note, due from 2006 through 2008	16,500	16,500
Variable-Rate Term Loan Payable to Banks, due from 2003 through 2006	63,000	73,000
Note Payable to Supplier, due in 2005	—	4,000
Capital lease obligations	1,200	33

	98,200	117,533
Less current portion	18,500	16,533

	$79,700	$101,000

     Maturities of long-term debt and capital lease obligations are as follows: $18,500,000 due in 2003, $21,700,000 in 2004, $17,500,000 in 2005, $29,500,000 in 2006 $5,500,000 in 2007 and $5,500,000 in 2008.

     The current revolving loan facility is scheduled to expire in January 2004. The Company began discussions with lenders in early 2003 to restructure its borrowing agreements, to provide financial resources to help meet the Company’s capital needs as it plans for continued future growth.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5. INTEREST RATE SWAP AGREEMENTS

     The Company has certain interest-rate swap agreements which are hedge instruments accounted for under Statement of Financial Accounting Standards No. 133, adopted by the Company on January 1, 2001. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires the recognition of all derivative instruments on the balance sheet at fair value. The Company’s interest-rate swap agreements expire over periods of five years or less and are cash-flow hedges since they are used to convert a portion of the Company’s variable-rate bank debt to fixed rates and thereby minimize earnings fluctuations caused by interest rate volatility. Changes in the fair value of interest-rate swaps are recorded in other comprehensive income, until earnings are affected by the variability of actual cash flows. As of December 31, 2002, deferred losses on interest-rate swaps, net of deferred taxes, totaled $890,000 and were included in other comprehensive income (loss) on the balance sheet. At the end of 2002, interest expense of approximately $1,043,000 was expected to be recorded within the next twelve months, in conjunction with the realization of assumed interest rates. For the year ended December 31, 2001, amounts included in the statement of income associated with the adoption and provisions of SFAS No. 133 were not material.

6. OPERATING LEASES

     The Company’s commitments under operating leases relate substantially to distribution facilities and retail store locations. In addition to rental payments, the Company is obligated in some instances to pay real estate taxes, insurance and certain maintenance costs.

     The Company, through its Big O subsidiary, also has agreements with a bank and a third party which provide financing for the development and leasing of retail stores. Under the financing program, the third party entity leases the properties to the Company at a variable rate for an initial period of up to five years, renewable for a total period up to 15 years. At any time during the lease term, the Company has the option to purchase individual sites subject to certain limitations and at the end of the term may purchase all sites, request a five-year extension or terminate the lease. The Company has guaranteed that the residual value of the property at the end of the original lease term will be no less than 85% of the remaining balance financed. The Company accounts for such leases as operating leases and subleases the sites to Big O franchisees subject to the terms and conditions of the agreements. As of December 31, 2002, $8,758,000 had been financed under the program, representing ten properties, nine of which had been sublet to Big O franchisees. Properties can no longer be added to this program.

     Rental expense of $35,623,000, $29,441,000 and $17,816,000 was charged to operations in 2002, 2001 and 2000, respectively, after deducting sublease income of $4,429,000 in 2002, $3,459,000 in 2001 and $3,079,000 in 2000. Minimum noncancelable lease commitments, principally for real property, were as follows at December 31, 2002 (in thousands):

Year	Amount

2003	$48,462
2004	36,770
2005	34,147
2006	32,215
2007	28,416
Thereafter	163,896

343,906
Less sublease income	(26,767)

$317,139

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7. INCOME TAXES

     The Company records income taxes using the liability method prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Income taxes provided for the years ended December 31, 2002, 2001 and 2000 were as follows (in thousands):

	2002	2001	2000

Current:
Federal	$15,440	$12,539	$10,075
State	649	2,225	1,561

	16,089	14,764	11,636
Deferred	169	(810)	687

	$16,258	$13,954	$12,323

     The provision for deferred income taxes represents the change in the Company’s net deferred income tax asset or liability during the year, excluding deferred taxes related to other comprehensive income or loss and including the effect of any tax rate changes. Deferred income taxes arise from temporary differences between the tax basis of the Company’s assets and liabilities and their reported amounts in the financial statements. Deferred income tax assets of $8,003,000 were recorded in connection with the acquisition of Tire Kingdom in June 2000.

     The net deferred income tax asset in the financial statements at December 31, 2002 included $3,285,000 related to the allowance for doubtful accounts and notes, $2,841,000 for insurance-related accruals, and $3,982,000 for warranty-related reserves. At December 31, 2001, the net deferred income tax asset included $2,997,000 related to the allowance for doubtful accounts and notes, $2,409,000 for insurance-related accruals, and $3,247,000 for warranty-related reserves. The net deferred income tax liability at December 31, 2002 included $6,261,000 related to trademarks and intangible assets and $3,017,000 for depreciation differences, partially offset by a noncurrent deferred tax asset of $2,460,000 associated with lease accruals and sale/leaseback arrangements and $582,000 related to other comprehensive income or loss. At December 31, 2001, the net deferred income tax liability included $5,535,000 related to trademarks and intangible assets and $2,377,000 for depreciation differences, partially offset by a noncurrent deferred tax asset of $2,186,000 associated with lease accruals and sale/leaseback arrangements, $521,000 for deferred revenues and $440,000 related to other comprehensive income or loss.

     The difference between the Company’s effective income tax rate and the statutory U. S. Federal income tax rate is reconciled as follows:

	2002	2001	2000

Statutory U.S. Federal rate	35.0%	35.0%	35.0%
State income taxes	2.2	4.1	3.6
Other	.1	.8	1.1

Effective tax rate	37.3%	39.9%	39.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8. RETIREMENT PLANS

     The Company maintains employee savings plans under Section 401(k) of the Internal Revenue Code. Contributions by the Company to the 401(k) plans include those based on a specified percentage of employee contributions, as well as discretionary contributions. Expenses recorded for the Company’s contributions totaled $1,807,000 in 2002, $1,274,000 in 2001 and $1,394,000 in 2000.

     The Company has a defined benefit pension plan which covered less than 100 of its employees at the end of 2002. The benefits are based on years of service and the employee’s final compensation. The plan is funded by contributions by the Company, not to exceed the maximum amount that can be deducted for federal income tax purposes. The plan was amended as of December 31, 2001 to freeze accrued participant benefits by providing that years of service and compensation after that date shall not be taken into account in the calculation of plan benefits. Although no decision has been made to terminate the plan, it may be terminated at some point in the future (in accordance with the requirements of ERISA and the Pension Benefit Guaranty Corporation). The Company wrote off the remaining balance of its prepaid pension asset during 2001 and recorded an expense of $720,000. In 2002, the Company recorded a minimum pension liability adjustment of $624,000 as required by Statement of Financial Accounting Standards No. 87. The adjustment, which represented the excess of the accumulated benefit obligation over the underlying plan assets, was reflected in other comprehensive income or loss on the balance sheet, net of deferred income taxes of $233,000.

     The table which follows sets forth the defined benefit pension plan’s changes in projected benefit obligations for service rendered to date, changes in the fair value of plan assets, the funded status and amounts recognized in the Company’s balance sheets (in thousands):

	2002	2001

Actuarial present value of projected benefit obligations, at beginning of year	$(5,867)	$(5,982)
Service cost	—	(250)
Interest cost	(383)	(422)
Actuarial gain (loss)	(61)	(1,063)
Settlement gain	318	—
Benefits paid	86	1,060
Expenses paid	89	74
Writeoff of prepaid pension asset	—	720
Amendments and other	(76)	(4)

Actuarial present value of projected benefit obligations, at end of year	(5,894)	(5,867)

Fair value of plan assets, at beginning of year	5,867	7,155
Return on plan assets	(107)	(275)
Benefits and expenses paid	(175)	(1,134)
Settlements and other	(401)	121

Fair value of plan assets, at end of year	5,184	5,867

Funded Status — plan assets under projected benefit obligation, at end of year	(710)	—
Unrecognized net loss from experience different from that assumed	548	—
Unrecognized prior service cost	76	—
Minimum pension liability adjustment	(624)	—

Accrued benefit liability, at end of year	$(710)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8. RETIREMENT PLANS (Continued)

     The net expense for the defined benefit plan for 2002, 2001 and 2000 was comprised of the following (in thousands):

	2002	2001	2000

Interest cost	$383	$422	$427
Service cost	—	250	291
Expected return on plan assets	(340)	(647)	(990)
Net amortization, deferral and settlement charges	43	5	322
Writeoff of prepaid pension asset	—	720	—

	$86	$750	$50

     The discount rates used in determining the actuarial present values of benefit obligations for the defined benefit plan were 6.50% in 2002 and 5.48% in 2001. Estimated increases in future compensation levels were not applicable due to the plan amendment freezing participant benefits. The expected long-term rate of return on assets was 6% in 2002 and 10% in 2001. Actuarial present values of accumulated benefit obligations were $5,894,000 at December 31, 2002 and $5,867,000 at December 31, 2001.

     The Company also has unfunded supplemental retirement plans for certain of its key executives, to provide benefits in excess of amounts permitted to be paid by its other retirement plans under current tax law. The 2002 expense for supplemental retirement benefits was $387,000 and the 2001 expense totaled $215,000. The 2000 expense was $1,134,000 and included settlement charges of $665,000. At December 31, 2002, the projected benefit obligation, computed using a 6.5% discount rate and 5% expected increase in future compensation, was $1,755,000. The accumulated benefit obligation, which was reflected as a noncurrent liability at December 31, 2002, totaled $1,090,000.

9. STOCKHOLDERS’ EQUITY

     The Company is authorized to issue 50,000,000 shares of $.10 par value common stock. In addition, 2,500,000 shares of $.10 par value preferred stock are authorized, none of which were outstanding at December 31, 2002 or 2001.

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

     In 2002, 2001 and 2000, shares of the Company’s common stock were repurchased and retired under authorizations made by the Board of Directors. As of December 31, 2002, the Company had unused authorizations from the Board for the repurchase of approximately 1,199,000 additional shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10. STOCK OPTION AND INCENTIVE PLANS

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

     The committee is authorized under the 1989 Plan to grant performance awards and restricted stock awards to officers and other key employees. Additionally, the 1989 Plan provides for the annual grant of restricted stock with a market value of $5,000 ($10,000 in 2003 and thereafter) to each non-employee director of the Company. Each of these shares of restricted stock is accompanied by four options, which are only exercisable under certain conditions and the exercise of which results in the forfeiture of the associated share of restricted stock. The options expire in one-third increments as the associated restricted stock vests. Such tandem options are not included in the totals shown below for outstanding options. At December 31, 2002, 3,285,000 shares were reserved for issuance under the 1989 and 2000 Plans.

     A summary of stock option activity during 2000, 2001 and 2002 is shown below:

					Weighted
					Average
	Option	Option Price			Exercise
	Shares	Range			Price

Outstanding at January 1, 2000
(631,590 exercisable)	1,466,202	$5.72	-	$12.13	$8.49
Granted in 2000	620,867	4.63	-	6.00	5.64
Exercised in 2000	—			—	—
Forfeited in 2000	(195,077)	5.75	-	9.88	7.37

Outstanding at December 31, 2000
(902,139 exercisable)	1,891,992	$4.63	-	$12.13	$7.67
Granted in 2001	640,500	5.63	-	8.70	6.78
Exercised in 2001	(268,302)	5.72	-	9.75	6.91
Forfeited in 2001	(46,049)	4.63	-	9.75	6.40

Outstanding at December 31, 2001
(1,113,628 exercisable)	2,218,141	$4.63	-	$12.13	$7.53
Granted in 2002	539,490	11.59	-	13.05	13.03
Exercised in 2002	(501,673)	4.69	-	12.13	7.86
Forfeited in 2002	(34,723)	4.69	-	13.05	9.62

Outstanding at December 31, 2002
(1,116,947 exercisable)	2,221,235	$4.63	-	$13.05	$8.76

     Additional information regarding stock options outstanding at December 31, 2002 is shown below:

	Outstanding Options			Exercisable Options

		Weighted	Weighted		Weighted
		Average	Average		Average
	Option	Exercise	Remaining	Option	Exercise
Option Price Range	Shares	Price	Term	Shares	Price

$ 4.63 - $ 7.00	863,581	$5.89	7.6 yrs	408,099	$5.81
$ 7.01 - $10.00	673,727	8.59	5.8 yrs	546,320	8.61
$10.01 - $13.05	683,927	12.55	7.7 yrs	162,528	11.03

	2,221,235			1,116,947

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10. STOCK OPTION AND INCENTIVE PLANS (Continued)

     As of December 31, 2002, 496,157 of the outstanding options contained a “reload” feature. Options granted by the committee with a reload feature provide for the grant of a new option, called a “reload option,” for a number of shares equal to the number of shares delivered by the optionee to pay the exercise price of the original option and to pay any tax withholding payments associated with the exercise of the original option.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. Accordingly, no compensation expense has been recognized for the stock options granted in 2002, 2001 or 2000. Using fair value assumptions specified in SFAS No. 123, the weighted average per share value of options granted during 2002, 2001 and 2000 was $5.16, $2.81 and $2.42, respectively. Had compensation cost for such option grants been determined using such assumptions, the Company’s net income on a pro forma basis would have been $26,192,000 in 2002, $20,169,000 in 2001 and $17,896,000 in 2000, compared to reported net income of $27,382,000 in 2002, $21,010,000 in 2001 and $18,724,000 in 2000. Pro forma earnings per share would have been $1.19, $0.94 and $0.84 in 2002, 2001 and 2000, respectively, rather than the reported totals of $1.25 in 2002, $0.98 in 2001, and $0.88 in 2000.

     The fair value of each option granted in 2002, 2001 and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: dividend yield of 0%; risk-free interest rates equal to zero-coupon governmental issues; and expected lives of 5.0 years in 2002 and 4.9 years in 2001 and 2000. The expected volatility percentages used for options granted were 36.3% in 2002, 37.7% for 2001 and 38.2% for 2000.

11. FINANCIAL GUARANTEES AND CREDIT RISKS

     The Company’s Big O Tires, Inc. subsidiary has provided certain financial guarantees associated with real estate leases and financing of its franchisees. Although the guarantees were issued in the normal course of business to meet the financing needs of its franchisees, they represent credit risk in excess of the amounts reported on the balance sheet as of December 31, 2002. The contractual amounts of the guarantees, which represent the Company’s maximum exposure to credit loss in the event of non-performance by the franchisees, totaled $14,587,000 as of December 31, 2002, including $4,514,000 related to franchisee financing and $10,073,000 related to store and real estate leases.

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

12. SEGMENT INFORMATION

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

12. SEGMENT INFORMATION (Continued)

     Accounting policies of both the retail and wholesale segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its two segments based on earnings before interest, taxes, depreciation, amortization and any special items (Operational EBITDA). Special items considered in the determination of Operational EBITDA included the $720,000 writeoff of a prepaid pension plan asset in 2001 and a $1,233,000 charge during 2000 for management restructuring. Net sales by the wholesale segment to the retail segment are eliminated in consolidation and totaled $164,899,000, $159,020,000 and $121,627,000 in 2002, 2001 and 2000 respectively. Such intersegment sales had no effect on the Operational EBITDA of the individual reporting segments.

     Segment information for the three years ended December 31, 2002, 2001 and 2000 is as follows (in thousands):

	Retail	Wholesale	Total

Year ended December 31, 2002
Total assets	$238,678	$235,193	$473,871
Operating results -
Net sales to external customers	511,925	597,738	1,109,663
Operational EBITDA	33,592	31,440	65,032
Year ended December 31, 2001
Total assets	$221,104	$241,856	$462,960
Operating results -
Net sales to external customers	445,746	563,532	1,009,278
Operational EBITDA	32,810	28,055	60,865
Year ended December 31, 2000
Total assets	$207,400	$244,167	$451,567
Operating results -
Net sales to external customers	317,844	584,896	902,740
Operational EBITDA	24,602	30,087	54,689

13. LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings which are routine to the conduct of its business. The Company does not believe that any such routine litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

SUPPLEMENTARY DATA:

QUARTERLY FINANCIAL INFORMATION

     Unaudited quarterly results for 2002 and 2001 are summarized as follows:

	(In thousands, except per share amounts)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002
Net sales	$249,704	$286,718	$295,455	$277,786
Gross profit	66,222	75,930	79,349	80,342
Net income	4,807	6,815	7,646	8,114
Earnings per share -
Basic	.23	.32	.36	.38
Diluted	$.22	$.31	$.35	$.37
2001
Net sales	$227,193	$255,486	$278,875	$247,724
Gross profit	61,728	66,924	70,163	66,162
Net income	3,830	5,525	5,995	5,660
Earnings per share -
Basic	.18	.26	.29	.27
Diluted	$.18	$.26	$.28	$.26

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except for information concerning executive officers of the Company which is set forth in Part I of this Report, the information required by this Item 10 is set forth in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held April 30, 2003, under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by this reference.

Item 11.	EXECUTIVE COMPENSATION

     The information required by this Item 11 is set forth in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held April 30, 2003, under the captions “Election of Directors” and “Executive Compensation”, and, with the exception of the information disclosed in the Proxy Statement pursuant to Item 402(k) or 402(l) of Regulation S-K, is incorporated herein by this reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

     The following table shows certain information as of December 31, 2002 with respect to compensation plans under which shares of common stock of the Company are authorized for issuance:

Number of
shares remaining
available for future
	Number of		issuance under equity
	shares to be issued	Weighted average	compensation plans
	upon exercise of	exercise price of	(excluding shares in
	outstanding options	outstanding options	column (a) )
Plan category	( a )	( b )	(c)

Equity compensation plans approved by stockholders	2,221,235	$8.76	1,063,304

Equity compensation plans not approved by stockholders	None	None	None

Note:	The above number of shares to be issued upon exercise of outstanding options does not include 79,504 outstanding tandem options issued to directors in conjunction with 19,876 outstanding shares of restricted stock. One share of restricted stock would be forfeited for every four tandem options exercised.

     The remaining information required by this Item 12 is set forth in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held April 30, 2003, under the caption “Security Ownership of Management and Principal Stockholders”, and is incorporated herein by this reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is set forth in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held April 30, 2003, under the captions “Election of Directors” and “Executive Compensation”, and is incorporated herein by this reference.

Item 14.	CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this annual report, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in reports filed with the Securities and Exchange Commission for the Company and its consolidated subsidiaries.

     There have been no significant changes in the Company’s internal controls or, to the knowledge of the Company’s management, in other factors that could significantly affect those controls subsequent to the date of management’s last evaluation.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS

The following items, including consolidated financial statements of the Company, are set forth at Item 8 of this Report:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets — December 31, 2002, and 2001

Consolidated Statements of Income — Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows — Years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(a) (2) FINANCIAL STATEMENT SCHEDULES

Report of Independent Certified Public Accountants (at p. 41 of this Report)

Schedule II — Valuation and qualifying accounts (at p. 42 of this Report)

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) (3) EXHIBITS

See INDEX to EXHIBITS included at p. 43 of this Report

(b) REPORTS ON FORM 8-K

The Company did not file any Reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TBC Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TBC CORPORATION

March 11, 2003	By:	/s/ LAWRENCE C. DAY

Lawrence C. Day
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of TBC Corporation and in the capacities and on the dates indicated:

Name	Title	Date

/s/ LAWRENCE C. DAY Lawrence C. Day	President, Chief Executive Officer and Director	March 11, 2003

/s/ THOMAS W. GARVEY Thomas W. Garvey	Executive Vice President and Chief Financial Officer	March 11, 2003

* MARVIN E. BRUCE Marvin E. Bruce	Chairman of the Board of Directors	March 11, 2003

* GEORGE W. BRYAN George W. Bryan	Director	March 11, 2003

* ROBERT H. DUNLAP Robert H. Dunlap	Director	March 11, 2003

* CHARLES A. LEDSINGER, JR. Charles A. Ledsinger, Jr.	Director	March 11, 2003

* WILLIAM J. McCARTHY William J. McCarthy	Director	March 11, 2003

* RICHARD A. McSTAY Richard A. McStay	Director	March 11 , 2003

* DONALD RATAJCZAK Donald Ratajczak	Director	March 11, 2003

* ROBERT R. SCHOEBERL Robert R. Schoeberl	Director	March 11, 2003

* RAYMOND E. SCHULTZ Raymond E. Schultz	Director	March 11, 2003

     *     The undersigned by signing his name hereto does sign and execute this Report on Form 10-K on behalf of each of the above-named directors of TBC Corporation pursuant to a power of attorney executed by each such director and filed with the Securities and Exchange Commission as an exhibit to this Report.

/s/ LAWRENCE C. DAY

Lawrence C. Day
Attorney-in-Fact

CERTIFICATIONS

I, Lawrence C. Day, certify that:

1.	I have reviewed this annual report on Form 10-K of TBC Corporation (the “registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 11, 2003	/s/ LAWRENCE C. DAY

Lawrence C. Day
President and Chief Executive Officer

I, Thomas W. Garvey, certify that:

1.	I have reviewed this annual report on Form 10-K of TBC Corporation (the “registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 11, 2003	/s/ THOMAS W. GARVEY

Thomas W. Garvey
Executive Vice President and Chief Financial Officer

PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
1000 Morgan Keegan Tower
Fifty North Front Street
Memphis, TN 38103
Telephone (901) 522 2000
Facsimile (901) 523 2045

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors and
     Stockholders of TBC Corporation

Our audits of the consolidated financial statements referred to in our report dated February 7, 2003 appearing on page 16 of this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a) (2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

February 7, 2003

TBC CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands)

		Additions

		Charged	Charged
		to Costs	to
	Balance	and	Other			Balance
	January 1,	Expenses	Accounts	Deductions		December 31,

2002
Warranty reserve	$8,762	$7,854	$—	$5,619	(2)	$10,997
Allowance for doubtful accounts	7,737	2,861	—	1,897	(3)	8,701
2001
Warranty reserve	9,265	3,834	—	4,337	(2)	8,762
Allowance for doubtful accounts	7,831	2,607	—	2,701	(3)	7,737
2000
Warranty reserve	7,486	3,850	2,125 (1)	4,196	(2)	9,265
Allowance for doubtful accounts	7,751	1,468	785 (1)	2,173	(3)	7,831

(1)	Includes amounts for Tire Kingdom, Inc. as of the June 1, 2000 effective date of the acquisition.

(2)	Amounts added during current year and payable at year end less amount payable at beginning of year.

(3)	Accounts written off during year, net of recoveries.

INDEX TO EXHIBITS

Located at
Manually
Numbered Page

(2)	PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION:

2.1	Agreement and Plan of Merger, dated as of June 2, 2000, by and among TBC Corporation, TBC Retail Enterprises, Inc., TKI Holdings, Inc. and Certain Stockholders of TKI Holdings, Inc., was filed as Exhibit 2.1 to TBC's Current Report of Form 8-K, dated June 5, 2000 and filed June 20, 2000	*

(3)	ARTICLES OF INCORPORATION AND BY-LAWS:

3.1	Certificate of Incorporation of TBC Corporation, restated as of August 6, 1987, as amended by Certificate of Amendment to Restated Certificate of Incorporation dated April 24, 1992, was filed as Exhibit 4.1 to the TBC Corporation Registration Statement on Form S-8 (Reg. No. 333-48802) filed on October 27, 2000	*

3.2	By-Laws of TBC Corporation as amended through April 22, 1998, were filed as Exhibit 3.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1998	*

(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

4.1	Amended and Restated Note Agreement, dated as of January 31, 2001, between TBC Corporation and The Prudential Insurance Company of America (including exhibits containing the forms of Amended and Restated Series A, Series B, and Series C Senior Notes thereto), was filed as Exhibit 4.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2001	*

4.2	Amendment No. 1, dated as of October 22, 2001, to the Amended and Restated Note Agreement between TBC Corporation and The Prudential Insurance Company of America (without schedules and exhibits thereto, which are substantially identical in form to those previously filed with Exhibit 4.1) was filed as Exhibit 4.2 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2001	*

4.3	Amended and Restated Credit Agreement, dated as of January 5, 2001, among TBC Corporation, the lenders party thereto, First Tennessee Bank National Association, as Administrative Agent, and The Chase Manhattan Bank, as Co-Administrative Agent, (including exhibits containing the forms of notes issued pursuant thereto), was filed as Exhibit 4.2 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2001	*

4.4	Amendment No. 1, dated as of April 20, 2001, to the Amended and Restated Credit Agreement among TBC Corporation, the lenders party thereto, First Tennessee Bank National Association, as Administrative Agent, and The Chase Manhattan Bank, as Co-Administrative Agent, was filed as Exhibit 4.4 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2001	*

4.5	Amendment No. 2, dated as of October 22, 2001, to the Amended and Restated Credit Agreement among TBC Corporation, the lenders party thereto, First Tennessee Bank National Association, as Administrative Agent, and The Chase Manhattan Bank, as Co-Administrative Agent, was filed as Exhibit 4.5 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2001	*

4.6	Amended and Restated Rights Agreement, dated as of July 23, 1998, between TBC Corporation and BankBoston, N.A., as Rights Agent, including as Exhibit A thereto the form of Rights Certificate, was filed as Exhibit 4.1 to the TBC Corporation Form 8-A/A-1 Registration Statement filed with the Commission on July 30, 1998	*

4.7	Other long-term debt instruments	#

(10)	MATERIAL CONTRACTS:

Management Contracts and Compensatory Plans or Arrangements

10.1	Form of Trust Agreement (between the Company and certain executive officers - 1/1/98 version) was filed as Exhibit 10.3 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	*

10.2	TBC Corporation 2000 Stock Option Plan was filed as Exhibit 4.3 to the TBC Corporation Registration Statement on Form S-8 (Reg. No. 333-48802) filed on October 27, 2000	*

10.3	TBC Corporation 1989 Stock Incentive Plan, as amended and restated August 9, 2002 was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002	*

10.4	TBC Corporation Deferred Compensation Plan for Directors was filed as Exhibit 10.4 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2000	*

10.5	Resolution adopted by the Compensation Committee of the TBC Corporation Board of Directors, September 26, 1996, relating to interest payable on deferred compensation of officers and directors of TBC Corporation was filed as Exhibit 10.5 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2001	*

10.6	Executive Employment Agreement between the Company and Lawrence C. Day, amended and restated as of September 1, 2002 (without Exhibit A thereto, which is substantially identical to the form of Trust Agreement referenced in Exhibit 10.1) was filed as Exhibit 10.2 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002	*

10.7	Executive Employment Agreement, dated as of October 31, 2000, between the Company and Kenneth P. Dick (without Exhibit A thereto, which is substantially identical to the form of Trust Agreement referenced in Exhibit 10.1) was filed as Exhibit 10.7 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2000	*

10.8	Executive Employment Agreement, dated as of January 19, 2001, between the Company and Thomas W. Garvey (without Exhibit A thereto, which is substantially identical to the form of Trust Agreement referenced in Exhibit 10.1) was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2001	*

10.9	TBC Corporation Management Incentive Compensation Plan, effective January 1, 1997	48

10.10	TBC Corporation Executive Supplemental Retirement Plan, as amended through August 1, 1997	55

10.11	TBC Corporation Executive Retirement Plan was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1998	*

10.12	TBC Corporation Executive Deferred Compensation Plan, effective August 1, 1999, was filed as Exhibit 10.6 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1999	*

10.13	TBC Corporation Long Term Incentive Plan, effective January 1, 2002, was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2002	*

10.14	Resolutions establishing fees payable to directors of TBC Corporation, as adopted by TBC Corporation Board of Directors on August 9, 2002	60

Other Material Contracts

10.15	Form of TBC Corporation's standard Distributor Agreement was filed as Exhibit 10.13 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2000	*

10.16	Form of Franchise Agreement in use by Big O Tires, Inc. was filed as Exhibit 10.14 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2001	*

10.17	Agreement, dated October 1, 1977, between TBC Corporation and The Kelly-Springfield Tire Company, including letter dated June 30, 1978, was filed as Exhibit 10.6 to TBC Corporation Registration statement on Form S-1, filed on April 21, 1983 (Reg. No. 2-83216)	*

10.18	Ten-Year Commitment Agreement, dated March 21, 1994, between the Company and The Kelly-Springfield Tire Company, was filed as Exhibit 10.16 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2000	*

10.19	Agreement, effective January 1, 1994, between the Company and Cooper Tire & Rubber Company, was filed as Exhibit 10.17 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2000	*

10.20	Amendment, effective May 17, 2000, to Agreement between the Company and Cooper Tire & Rubber Company, was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2001	*

10.21	Agreement, effective January 1, 2002, between the Company and Cooper Tire & Rubber Company was filed as Exhibit 10.19 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2001	*

(21)	SUBSIDIARIES OF THE COMPANY:

21.1	List of the names and jurisdictions of incorporation of the subsidiaries of the Company was filed as Exhibit 21.1 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2001	*

(23)	CONSENTS OF EXPERTS AND COUNSEL:

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants, to incorporation by reference of their reports dated February 8, 2002 in Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the Company's 1989 Stock Incentive Plan (Reg. No. 33-43166) and in the Registration Statement on Form S-8 for the Company's 2000 Stock Option Plan (Reg. No. 333-48802)	61

(24)	POWER OF ATTORNEY:

24.1	Power of attorney of each person who signed this Annual Report on Form 10-K on behalf of another pursuant to a power of attorney	62

(99)	OTHER EXHIBITS

99.1	Certification by Lawrence C. Day pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	71

99.2	Certification by Thomas W. Garvey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	72

“*”	Indicates that the Exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

#	With respect to any other instrument defining the rights of holders of long-term debt, the amount of securities authorized under any such instrument does not exceed 10% of the total assets of TBC Corporation and its subsidiaries on a consolidated basis. A copy of any such instrument will be furnished to the Commission upon request.

TBC CORPORATION

EXHIBITS

TO

FORM 10-K

FOR THE YEAR ENDED
DECEMBER 31, 2002