Form 10-Q
period 2003-03-31
TBC CORP
filed 2003-05-14
CIK 718449

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-11579


                                TBC CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                               31-0600670
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

       4770 Hickory Hill Road
          Memphis, Tennessee                                           38141
----------------------------------------                             ----------
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

21,454,534 Shares of Common Stock were outstanding as of March 31, 2003.


                  INDEX TO EXHIBITS at page 18 of this report

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                TBC CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                     ASSETS


                                                             March  31,          December 31,
                                                                2003                 2002
                                                             ----------          ------------
                                                             (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                  $  2,711            $  2,319

   Accounts and notes receivable, less allowance
      for doubtful accounts of $7,996 on March 31,
      2003 and $8,701 on December 31, 2002:
        Related parties                                         16,002              16,507
        Other                                                  111,563             103,201
                                                              --------            --------

        Total accounts and notes receivable                    127,565             119,708

   Inventories                                                 188,947             170,867
   Deferred income taxes                                        12,086              12,364
   Other current assets                                         11,528              12,515
                                                              --------            --------

        Total current assets                                   342,837             317,773
                                                              --------            --------

PROPERTY, PLANT AND EQUIPMENT, AT COST:

   Land and improvements                                         6,068               6,068
   Buildings and leasehold improvements                         29,172              28,795
   Furniture and equipment                                      64,604              64,052
                                                              --------            --------
                                                                99,844              98,915
   Less accumulated depreciation                                45,172              42,993
                                                              --------            --------

        Total property, plant and equipment                     54,672              55,922
                                                              --------            --------


TRADEMARKS, NET                                                 15,824              15,824
                                                              --------            --------

GOODWILL, NET                                                   58,381              58,381
                                                              --------            --------

OTHER ASSETS                                                    25,573              25,971
                                                              --------            --------


TOTAL ASSETS                                                  $497,287            $473,871
                                                              ========            ========



         See accompanying notes to consolidated financial statements.

                                TBC CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            March 31,            December 31,
                                                                              2003                   2002
                                                                           ----------            -----------
                                                                           (Unaudited)

CURRENT LIABILITIES:
   Outstanding checks, net                                                  $   5,031             $   4,209

   Notes payable to banks                                                      25,100                35,000

   Current portion of long-term debt
      and capital lease obligations                                            10,989                18,500

   Accounts payable, trade                                                     79,024                45,200

   Federal and state income taxes payable                                         993                   767

   Other current liabilities                                                   44,827                47,481
                                                                            ---------             ---------

       Total current liabilities                                              165,964               151,157
                                                                            ---------             ---------


LONG-TERM DEBT AND CAPITAL LEASE
   OBLIGATIONS, LESS CURRENT PORTION                                           80,961                79,700
                                                                            ---------             ---------

NONCURRENT LIABILITIES                                                         14,129                14,243
                                                                            ---------             ---------

DEFERRED INCOME TAXES                                                           5,931                 5,561
                                                                            ---------             ---------

STOCKHOLDERS' EQUITY:
   Common stock, $.10 par value, shares issued and outstanding -
      21,455 on March 31, 2003 and 21,292 on December 31, 2002                  2,145                 2,129

   Additional paid-in capital                                                  18,284                16,687

   Other comprehensive income (loss)                                           (1,182)               (1,281)

   Retained earnings                                                          211,055               205,585
                                                                            ---------             ---------

       Total stockholders' equity                                             230,302               223,120
                                                                            ---------             ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 497,287             $ 473,871
                                                                            =========             =========


         See accompanying notes to consolidated financial statements.

                                TBC CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)


                                                 Three Months Ended
                                                      March 31,
                                          -------------------------------
                                            2003                   2002
                                          ---------             ---------

NET SALES*                                $ 256,545             $ 249,704

COST OF SALES                               180,150               183,482
                                          ---------             ---------

GROSS PROFIT                                 76,395                66,222
                                          ---------             ---------

EXPENSES:
  Distribution expenses                      13,419                12,497
  Selling, administrative and
      retail store expenses                  53,125                44,481
  Interest expense - net                      1,812                 2,021
  Other (income) expense - net                 (512)                 (364)
                                          ---------             ---------

      Total expenses                         67,844                58,635
                                          ---------             ---------

INCOME BEFORE INCOME TAXES                    8,551                 7,587

PROVISION FOR INCOME TAXES                    3,081                 2,780
                                          ---------             ---------

NET INCOME                                $   5,470             $   4,807
                                          =========             =========


EARNINGS PER SHARE -
    Basic                                 $     .26             $     .23
                                          =========             =========

    Diluted                               $     .25             $     .22
                                          =========             =========


* Including sales to related parties of $17,353 and $26,082 in the three months ended March 31, 2003 and 2002, respectively.


         See accompanying notes to consolidated financial statements.

                                TBC CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                  (UNAUDITED)


                                                                                     Other
                                               Common Stock                         Compre-
                                          ---------------------      Additional      hensive
                                          Number of                   Paid-In        Income      Retained
                                           Shares       Amount        Capital        (Loss)      Earnings          Total
                                          ---------     -------      ----------     --------     ---------       ---------

Three Months Ended
    March 31, 2002

BALANCE, JANUARY 1, 2002                   21,003       $ 2,100       $ 11,783       $(713)      $ 181,149       $ 194,319

  Net income for period                                                                              4,807           4,807

  Issuance of common stock under
    stock option and incentive plans          335            34          2,702          --              --           2,736

  Repurchase and retirement
     of common stock                         (230)          (23)          (138)         --          (2,946)         (3,107)

  Tax benefit from exercise of
     stock options                             --            --            635          --              --             635

   Change in other comprehensive
     income associated with interest
     rate swap agreements, net                 --            --             --         273              --             273
                                           ------       -------       --------     -------       ---------       ---------

BALANCE, MARCH 31, 2002                    21,108       $ 2,111       $ 14,982     $  (440)      $ 183,010       $ 199,663
                                           ======       =======       ========     =======       =========       =========

Three Months Ended
    March 31, 2003

BALANCE, JANUARY 1, 2003                   21,292       $2,129        $ 16,687     $(1,281)      $ 205,585       $ 223,120

   Net income for period                                                                             5,470           5,470

   Issuance of common stock under
     stock option and incentive plans         163           16           1,380          --              --           1,396

   Tax benefit from exercise of
     stock options                             --           --             217          --              --             217

   Change in other comprehensive
     income associated with interest
     rate swap agreements                      --           --              --          99              --              99
                                           ------       -------       --------     -------       ---------       ---------

BALANCE, MARCH 31, 2003                    21,455       $2,145        $ 18,284     $(1,182)      $ 211,055       $ 230,302
                                           ======       ======        ========     =======       =========       =========


         See accompanying notes to consolidated financial statements.

                                TBC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)


                                                                                Three Months Ended
                                                                                      March 31,
                                                                              -----------------------

                                                                               2003            2002
                                                                              --------       --------

Operating Activities:
   Net income                                                                 $  5,470       $  4,807
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
         Depreciation                                                            3,538          3,009
         Amortization of intangible assets                                          10             --
         Amortization of other comprehensive income                                (26)            88
         Provision for doubtful accounts and notes                                 691            611
         (Gain) loss on sale of fixed assets                                        48            (29)
         Deferred income taxes                                                     497            337
         Equity in (earnings) loss from joint ventures                              62              2
         Changes in operating assets and liabilities,
           net of effect of assets acquired:
             Receivables                                                        (8,513)       (15,836)
             Inventories                                                       (18,080)       (14,123)
             Other current assets                                                  439             23
             Other assets                                                        1,168          1,808
             Accounts payable, trade                                            33,824         46,540
             Federal and state income taxes refundable or payable                  443          1,661
             Other current liabilities                                          (2,560)        (1,399)
             Noncurrent liabilities                                                 58            (29)
                                                                              --------       --------

         Net cash provided by operating activities                              17,069         27,470
                                                                              --------       --------

Investing Activities:
   Purchase of property, plant and equipment                                    (2,434)        (4,417)
   Purchase of net assets of retail tire stores                                     --        (10,781)
   Distributions received from joint ventures, net of investments                  196            341
   Proceeds from asset dispositions                                                 98            355
                                                                              --------       --------

         Net cash used in investing activities                                  (2,140)       (14,502)
                                                                              --------       --------

Financing Activities:
   Net bank borrowings under short-term borrowing arrangements                  (9,900)       (13,200)
   Increase (decrease) in outstanding checks, net                                  822          6,018
   Reduction of long-term debt and capital lease obligations                    (6,250)        (5,774)
   Issuance of common stock under stock option
      and incentive plans                                                          791          2,605
   Repurchase and retirement of common stock                                        --         (3,107)
                                                                              --------       --------

         Net cash used in financing activities                                 (14,537)       (13,458)
                                                                              --------       --------

Change in cash and cash equivalents                                                392           (490)

Cash and cash equivalents:
   Balance - Beginning of year                                                   2,319          2,298
                                                                              --------       --------

   Balance - End of period                                                    $  2,711       $  1,808
                                                                              ========       ========

                                TBC CORPORATION

                                 (IN THOUSANDS)

                                  (UNAUDITED)


                                                                                 Three Months Ended
                                                                                       March 31,
                                                                                ---------------------

                                                                                 2003          2002
                                                                                --------     --------


Supplemental Disclosures of Cash Flow Information:
   Cash paid for - Interest                                                     $  1,879     $  1,930
                 - Income Taxes                                                    2,141          782

Supplemental Disclosure of Non-Cash Financing Activity:
   Tax benefit from exercise of stock options                                        217          635
   Issuance of restricted stock under stock incentive plan                           605          131

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

   In the first three months of 2002, the Company purchased the assets of certain retail tire stores. The transaction was accounted for under the purchase method, as follows:
         Estimated fair value of assets acquired                                                3,890
         Goodwill                                                                               6,891
         Cash paid                                                                            (10,781)
                                                                                             --------

         Liabilities assumed                                                                 $     --
                                                                                             ========


         See accompanying notes to consolidated financial statements.

                                TBC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.       BASIS OF PRESENTATION

                  The December 31, 2002 consolidated balance sheet was derived from audited financial statements. The consolidated balance sheet as of March 31, 2003, and the consolidated statements of income, stockholders' equity and cash flows for the periods ended March 31, 2003 and 2002, have been prepared by the Company, without audit. It is Management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2003 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. Actual results could differ from those estimates.

                  The Company's 2002 Annual Report on Form 10-K includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements. The summary of significant accounting policies, as well as certain other footnote disclosures and information normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted for the purposes of this quarterly report. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Form 10-K.

                  Impact of Recently Issued Accounting Standards - See page 13 of the Management's Discussion & Analysis of Financial Condition and Results of Operations for a discussion of the impact of recently issued accounting standards on the consolidated financial statements as of March 31, 2003 and for the three months then ended, as well as the expected impact on the financial statements for future periods.

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

                                                                     Three Months
                                                                   Ended March 31,
                                                                ---------------------
                                                                  2003          2002
                                                                --------       ------

         Weighted average common shares outstanding             21,378         21,077

         Common share equivalents                                  752            811
                                                                ------         ------

         Weighted average common shares and
            equivalents outstanding                             22,130         21,888
                                                                ======         ======

3.       SEGMENT INFORMATION

                  The Company is principally engaged in the marketing and distribution of tires in the automotive replacement market and has two operating segments: retail and wholesale. The retail segment includes the franchised retail tire business conducted by Big O Tires, Inc., as well as the operation of retail tire and service centers by Tire Kingdom, Inc. Both of these retail systems are evaluated using similar operating measurements and are aggregated for segment reporting purposes since they have similar marketing concepts, distribution methods, customers and other economic characteristics. The wholesale segment markets and distributes the Company's proprietary brands of tires, as well as other tires and related products, on a wholesale basis to distributors who resell to or operate independent tire dealers.

                  Accounting policies of both the retail and wholesale segments are the same as those described in the summary of significant accounting policies included in the Form 10-K for the year ended December 31, 2002. The Company evaluates the performance of its two segments based on earnings before interest, taxes, depreciation, amortization and any special items (Operational EBITDA). There were no special items to consider in the three months ended March 31, 2003 or 2002. Net sales by the wholesale segment to the retail segment are eliminated in consolidation and totaled $38,244,000 and $35,225,000 in the three months ended March 31, 2003 and 2002 respectively. Such intersegment sales had no effect on the Operational EBITDA of the individual reporting segments.

                  Segment information for the three months ended March 31, 2003 and 2002 is as follows (in thousands):


                                            Retail       Wholesale       Total
                                           --------      ---------     --------

Three months ended March 31, 2003

   Total assets                            $245,317      $251,970      $497,287


   Operating results -

      Net sales to external customers       126,502       130,043       256,545

      Operational EBITDA                      7,733         6,178        13,911



Three months ended March 31, 2002

   Total assets                            $245,418      $254,870      $500,288


   Operating results -

      Net sales to external customers       110,712       138,992       249,704

      Operational EBITDA                      6,697         5,920        12,617

4.       STOCK OPTION AND INCENTIVE PLANS

                  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Accordingly, no compensation expense has been recognized for the stock options granted in the three months ended March 31, 2003 or 2002. Using fair value assumptions specified in SFAS No. 123, the weighted average per share value of options granted during the first quarter of 2003 and 2002 was $4.70 and $5.16, respectively. Had compensation cost for such option grants been determined using such assumptions, results for the first quarter of 2003 and 2002 would have been as follows (in thousands):


                                                                   Three Months
                                                                 Ended March 31,
                                                             ------------------------
                                                               2003            2002
                                                             ---------      ---------

Net income, as reported                                      $   5,470      $   4,807

Add: Stock-based compensation included
    in reported net income, net of tax effects                      27             13

Less: Total stock-based compensation expense determined
    using fair value assumptions, net of tax effects              (532)          (430)
                                                             ---------      ---------

Pro forma net income                                         $   4,965      $   4,390
                                                             =========      =========

Earnings per share:
     Basic - as reported                                     $    0.26      $    0.23
                                                             =========      =========
           - pro forma                                       $    0.23      $    0.21
                                                             =========      =========

     Diluted - as reported                                   $    0.25      $    0.22
                                                             =========      =========
             - pro forma                                     $    0.22      $    0.20
                                                             =========      =========


                  The fair value of each option granted in the first three months of 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield of 0%; risk-free interest rates equal to zero-coupon governmental issues; and expected lives of 5.0 years. The expected volatility percentages used for options granted were 36.3% in the first quarter of both 2003 and 2002.

5.       ACQUISITION OF MERCHANT'S, INCORPORATED ON APRIL 1, 2003

                  On April 1, 2003, the Company acquired all of the outstanding capital stock of Merchant's, Incorporated ("Merchant's"), which was a privately-owned company operating 112 retail tire centers in the Mid-Atlantic region of the United States. The acquisition was accounted for as a purchase, with total consideration of $57.5 million payable by TBC at closing plus up to $15 million payable in the future depending upon the performance of the existing Merchant's retail stores during the five year period beginning January 1, 2004. For the year ended December 31, 2002, Merchant's had sales of $174.2 million, of which $154.6 million related to its retail business. The remaining sales in 2002 were attributable to Merchant's commercial and retreading business, which TBC sold effective April 30, 2003 for $5.8 million.

6.       NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

                  On March 31, 2003, the Company executed a new borrowing agreement with a group of 11 banks, which replaced its existing bank borrowing facilities. The new agreement increases the aggregate amount which TBC may borrow under the facilities to $208.5 million, including a $121.5 million revolving loan, a $62 million five-year term loan facility to replace then-existing term loans and $25 million in five-year term loans which TBC may utilize prior to September 30, 2003. Additionally, the new agreement provides that TBC and one or more of its lenders may agree to increase the amount which TBC may borrow on a revolving credit basis under such facilities by an additional $28.5 million. Interest under each of the new facilities is at the eurodollar rate plus a variable rate between 1.75% and 2.75% dependent on the Company's leverage ratio. The bank credit facilities are collateralized by substantially all of the Company's assets and contain certain cross-default provisions in conjunction with the long-term Senior Notes described below. The credit facilities require the payment of certain commitment and administrative fees and contain certain financial covenants dealing with, among other things, the Company's funded indebtedness, leverage, fixed charge coverage ratio, accounts receivable and inventories. The credit facilities also include certain restrictions which affect the Company's ability to incur additional debt, acquire other companies, make certain investments, repurchase its own common stock, sell or place liens upon assets, provide guarantees and pay dividends.

                  On April 1, 2003, the Company entered into a new agreement with a lender that allowed the Company to borrow $50 million under Series D variable rate Senior Notes, due April 16, 2009, which are collateralized by substantially all of the Company's assets and incorporate all of the financial covenants and restrictions contained in the bank credit facilities noted above. Principal payments under the Senior Notes are required to be made semi-annually and interest is payable quarterly. Borrowings under the Series D Senior Notes were made April 16, 2003, with the proceeds being used to help finance the acquisition of Merchant's (see Note 5). Also on April 1, 2003, the previously existing agreement, under which the Company's Series A, Series B and Series C Senior Notes were issued, was restated to, among other things, modify the covenants set forth therein to make them consistent with the covenants under the new bank borrowing agreement and the new Series D Senior Notes.

                  The current and long-term portions of long-term debt included in the Company's balance sheet as of March 31, 2003 reflect the repayment terms of the new borrowing agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         The Company's financial position and liquidity continue to be strong. Working capital totaled $176.9 million at March 31, 2003 compared to $166.6 million at December 31, 2002.

         Current accounts and notes receivable increased by $7.9 million and inventories increased by $18.1 million compared to the December 31, 2002 levels, due principally to seasonal fluctuations and the addition of new stores by the Company's retail segment. The net amount owed to banks and vendors (consisting of the combined balances of cash and cash equivalents, outstanding checks, notes and debt payable to banks, and accounts payable) increased by $18.1 million from December 31, 2002 to March 31, 2003. This increase, together with cash generated from operations, enabled the Company to fund the increased levels of receivables and inventories, as well as capital expenditures totaling $2.4 million during the first three months of 2003.

         As discussed in Note 6 to the consolidated financial statements, a new bank borrowing agreement was entered into effective March 31, 2003, which replaced the Company's existing bank borrowing facilities. In addition, on April 1, 2003, the Company entered into a new agreement with a lender that allowed the Company to borrow an additional $50 million under Senior Notes. The Company's strong cash flow, solid financial position and sizable credit facilities allowed it to make the acquisition of Merchant's, Incorporated on April 1, 2003 (see Note 5 to the consolidated financial statements), and the Company believes these resources should allow for the continued execution of its retail expansion strategy, including the pursuit of attractive acquisition opportunities as well as internal store development.

RESULTS OF OPERATIONS

         Net sales (which equals revenues from sales of product, plus franchise and royalty fees, less estimated returns, allowances and customer rebates) increased 2.7% during the first quarter of 2003 compared to the year-earlier level. The overall increase in net sales included a gain by the retail segment of $15.8 million, or 14.3%, and a decline in net sales by the wholesale segment of $8.9 million, or 6.4%. Of the $15.8 million gain in retail net sales, $8.1 million was related to tires, due to a 6.3% gain in tire unit volume and a 4.3% increase in the average retail tire sales price. The remaining $7.7 million of the increase in retail net sales was principally attributable to greater service revenues in Company-operated tire outlets. An increased number of franchised and Company-operated stores was the primary reason for the growth in retail tire volume and service revenues compared to the year-earlier level. The decline in net sales by the wholesale segment was principally due to an 8.6% decrease in unit tire shipments which more than offset a 3.4% increase in the average wholesale tire sales price.

         The percentage of total sales attributable to tires was 83% in the current quarter and 85% in the first quarter of 2002. Total unit tire volume in the first quarter of 2003 declined 4.2% compared to the year-earlier level and the average tire sales price for the Company as a whole increased 4.8%. In comparison, unit tire shipments for the replacement tire industry as a whole decreased approximately 4.1% during the same period (based on preliminary data).

         Gross profit as a percentage of net sales increased from 26.5% in the first quarter of 2002 to 29.8% in the current quarter. Gross profit percentages were favorably affected by the increased contribution from the retail segment. In addition, the Company's growth over the past several years has resulted in greater purchasing leverage and an improvement in net prices from tire suppliers. Gross profit percentages on sales by the Company's retail segment increased from 42.8% in the first quarter of 2002 to 44.7% in the current quarter, while wholesale margins increased from 13.5% in the year- earlier first quarter to 15.3% in the current quarter.

         Distribution expenses as a percentage of net sales increased from 5.0% in the first quarter of 2002 to 5.2% in the current quarter, due principally to the impact of higher fuel costs and other expenses associated with product delivery.

         Selling, administrative and retail store expenses increased by $8.6 million in the first quarter of 2003 compared to the year-earlier level, due principally to a greater number of company-operated retail stores. Expenses for such retail stores include payroll, operating and service-related costs, in addition to certain other selling and administrative expenses. Excluding the impact of expenses associated with the company-operated stores added during 2002 and 2003, selling, administrative and retail store expenses increased $1.9 million, or 4.5%, in the first three months of 2003 compared to the year-earlier level due to the impact of general inflation and various other cost increases in both the retail and wholesale segments.

         Net interest expense decreased $209,000 in the first quarter of 2003 compared to the year- earlier level, due principally to the combined effects of lower overall borrowing rates and lower average borrowings. The decreased borrowing rates were a reflection of lower market interest rates, as well as successful efforts by the Company to manage working capital and minimize interest rate spreads under its borrowing agreements. The reductions in average borrowing levels in the current quarter were principally the result of cash generated from operations during the past twelve months and the above-mentioned management efforts which allowed the Company to reduce its debt to banks and other lenders.

         Net other income increased $148,000 in the current quarter compared to the first quarter of 2002, due to greater service charge income from customers, favorable results from franchised store development transactions, and increases in other miscellaneous income.

         The Company's effective tax rate declined from 36.6% in the first quarter of 2002 to 36.0% in the current quarter, due principally to reduced provisions for state income taxes.

         The previously-mentioned acquisition of Merchant's, Incorporated was effective April 1, 2003 and therefore had no impact on operating results for the quarter ended March 31, 2003. The Company expects the acquisition, and the borrowings required to make the acquisition, to result in greater net sales, gross profit, operating expenses, interest expenses and income taxes in future periods compared to the year-earlier levels, with the net impact accretive to earnings within twelve months after the close of the transaction.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" was issued, effective for financial statements for fiscal years beginning after June 15, 2002. SFAS 143 requires entities to establish liabilities for legal obligations associated with the retirement of tangible long-lived assets. The Company adopted this statement effective January 1, 2003 as required, and such adoption had no material impact on the Company's financial statements.

         In June 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued, effective for such activities initiated after December 31, 2002. The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. The Company adopted this statement effective January 1, 2003 as required, and such adoption had no material impact on the Company's financial statements.

         In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including indirect Guarantees of Indebtedness of Others," was issued. FIN 45 elaborates on the financial statement disclosures to be made by a guarantor about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002 and the Company included such disclosures in Note 11 to the consolidated financial statements for the year ended December 31, 2002. The Company adopted the initial recognition and initial measurement provision of this statement effective January 1, 2003 as required, and such adoption had no material impact on the Company's financial statements.

         In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," was issued. This interpretation provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity must consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation apply immediately to VIE's created after January 31, 2003; however, there were no VIE's applicable to the Company that were created between January 31, 2003 and March 31, 2003. For VIE's created prior to February 1, 2003, the Company must apply FIN 46 to financial statements for periods beginning July 1, 2003. The Company has certain pre-existing synthetic lease agreements that may be affected by the provisions of FIN 46, but the Company does not expect this interpretation to have a material impact on its financial position or results of operations.

FORWARD-LOOKING STATEMENTS AND RISKS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including, without limitation, statements containing the words "believes," "expects," "anticipates," "estimates" and words of similar import. Such forward-looking statements relate to expectations for future financial performance, which involve known and unknown risks, uncertainties and other factors. Such factors include, but are not limited to: changes in economic and business conditions in the world; increased competitive activity; consolidation within and among both competitors, suppliers and customers; unexpected changes in the replacement tire market; the Company's inability to attract as many new franchisees or open as many company-operated retail outlets as planned; changes in the Company's ability to identify and acquire additional companies in the replacement tire industry and the failure to achieve synergies or savings anticipated in such acquisitions; fluctuations in tire prices charged by manufacturers, including fluctuations due to changes in raw material and energy prices; product shortages and supply disruptions; changes in interest and foreign exchange rates; the cyclical nature of the automotive industry and the loss of a major customer or program. It is not possible to foresee or identify all such factors. Any forward-looking statements in this report are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are not a guarantee of future performance and actual results or developments may differ materially from those projected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to certain financial market risks. The most predominant of these risks is the fluctuation in interest rates associated with bank borrowings, since changes in interest expense affect the Company's operating results. At March 31, 2003, the Company owed $85.1 million to banks under its credit facilities, of which $66.4 million was not hedged by interest-rate swap agreements and was thus subject to market risk for a change in interest rates. If interest rates increase by 25 basis points, the Company's annual interest expense would increase by approximately $166,000 based on the outstanding balance which was not hedged at March 31, 2003.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - See Index to Exhibits.

         (b) During the quarter ended March 31, 2003, the Company filed the following reports on Form 8-K:

                  (1) A Form 8-K dated February 11, 2003 was filed which included the text of the Company's press release reporting its financial results for the quarter and year ended December 31, 2002.

                  (2) A Form 8-K dated March 26, 2003 was filed which included the text of the Company's press release reporting the signing of a definitive agreement to acquire Merchant's, Incorporated.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TBC CORPORATION

May 13, 2003                        By  /s/ Thomas W. Garvey
------------                          -----------------------------------------
                                      Thomas W. Garvey
                                      Executive Vice President and Chief
                                      Financial Officer (principal financial
                                      and accounting officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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


May 13, 2003                        By /s/ Lawrence C. Day
------------                          -----------------------------------------
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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

May 13, 2003                       By    /s/ Thomas W. Garvey
------------                          -----------------------------------------
                                      Thomas W. Garvey
                                      Executive Vice President and Chief
                                      Financial Officer (principal financial
                                      and accounting officer)

                               INDEX TO EXHIBITS


                                                                                                    Located at
                                                                                                   Sequentially
Exhibit No.                               Description                                             Numbered Page

    (2)           Plan of Acquisition, Reorganization, Arrangement,
                  Liquidation or Succession.

    2.1           Stock Purchase Agreement, dated March 25, 2003, by and among
                  TBC Corporation, Linda Merchant Bell, Carol Merchant Kirby, and
                  Wilson C. Merchant III, was filed as Exhibit 2.1 to the TBC
                  Corporation Current Report on Form 8-K dated April 1, 2003.................            *

    (4)           Instruments Defining the Rights of Security Holders,
                  Including Indentures.

    4.1           $208,500,000 Credit Agreement, dated as of March 31, 2003, among
                  TBC Corporation, the Lenders party thereto, U.S. Bank National
                  Association, as Documentation Agent, SunTrust Bank, as Syndication
                  Agent, First Tennessee Bank National Association, as
                  Administrative Agent, and JP Morgan Chase Bank, as
                  Co-Administrative Agent, was filed as Exhibit 4.1 to the TBC
                  Corporation Current Report on Form 8-K dated April 1, 2003.................            *

    4.2           Second Amended and Restated Note Agreement, dated as of April 1,
                  2003, between TBC Corporation and The Prudential Insurance Company of America, was filed as Exhibit 4.2 to the
                  TBC Corporation Current Report on Form 8-K dated April 1, 2003.............            *

    4.3           Note Purchase Agreement, dated as of April 1, 2003, among TBC
                  Corporation, The Prudential Insurance Company of America, and
                  certain of its affiliates, managed funds, and accounts purchasing
                  Notes thereunder, including as Exhibit 1 thereto the form of
                  Senior Secured Note evidencing the Series D Variable Rate Senior
                  Secured Notes in the aggregate principal amount of $50,000,000 issued thereunder, was filed as Exhibit 4.3 to the TBC
                  Corporation Current Report on Form 8-K dated April 1, 2003.................            *

    4.4           Form of Deed of Trust, Assignment of Leases and Security
                  Agreement, dated March 31, 2003, executed by TBC in favor of JP
                  Morgan Chase Bank, as Collateral Agent and beneficiary, was filed as Exhibit 4.4 to the TBC Corporation Current Report
                  on Form 8-K dated April 1, 2003............................................            *

                                                                                                    Located at
                                                                                                   Sequentially
Exhibit No.                               Description                                             Numbered Page

   (99)           OTHER EXHIBITS

   99.1           Certification by Lawrence C. Day pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.................................................            20

   99.2           Certification by Thomas W. Garvey pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.................................................            21


---------
"*" Indicates that the Exhibit is incorporated by reference into this Quarterly Report on Form 10-Q from a previous filing with the Commission.