Form 10-Q
period 2003-06-30
TBC CORP
filed 2003-08-12
CIK 718449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-11579

TBC CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0600670

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4770 Hickory Hill Road Memphis, Tennessee	38141

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (901) 363-8030

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☒ No ☐

21,712,000 Shares of Common Stock were outstanding as of June 30, 2003.

INDEX TO EXHIBITS at page 18 of this report

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SIGNATURE
INDEX TO EXHIBITS
EX-10.1 SENIOR EX. PRO. SERVICES REIMBURSE. PROGRA
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 CFO CERTIFICATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TBC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	June 30,	December 31,
	2003	2002

	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,372	$2,319
Accounts and notes receivable, less allowance for doubtful accounts of $8,095 on June 30, 2003 and $8,701 on December 31, 2002:
Related parties	15,363	16,507
Other	117,205	103,201

Total accounts and notes receivable	132,568	119,708
Inventories	209,921	170,867
Refundable federal and state income taxes	1,625	—
Deferred income taxes	12,009	12,364
Other current assets	16,488	12,515

Total current assets	375,983	317,773

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land and improvements	11,286	6,068
Buildings and leasehold improvements	42,799	28,795
Furniture and equipment	77,580	64,052

	131,665	98,915
Less accumulated depreciation	49,865	42,993

Total property, plant and equipment	81,800	55,922

TRADEMARKS, NET	15,824	15,824

GOODWILL, NET	107,788	58,381

OTHER ASSETS	30,375	25,971

TOTAL ASSETS	$611,770	$473,871

See accompanying notes to consolidated financial statements.

TBC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2003	2002

	(Unaudited)
CURRENT LIABILITIES:
Outstanding checks, net	$7,555	$4,209
Notes payable to banks	53,800	35,000
Current portion of long-term debt and capital lease obligations	15,752	18,500
Accounts payable, trade	79,346	45,200
Federal and state income taxes payable	—	767
Other current liabilities	64,640	47,481

Total current liabilities	221,093	151,157

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	128,198	79,700

NONCURRENT LIABILITIES	15,215	14,243

DEFERRED INCOME TAXES	6,116	5,651

STOCKHOLDERS’ EQUITY:
Common stock, $.10 par value, shares issued and outstanding - 21,712 on June 30, 2003 and 21,292 on December 31, 2002	2,171	2,129
Additional paid-in capital	21,294	16,687
Other comprehensive income (loss)	(1,231)	(1,281)
Retained earnings	218,914	205,585

Total stockholders’ equity	241,148	223,120

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$611,770	$473,871

See accompanying notes to consolidated financial statements.

TBC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

NET SALES *	$328,843	$286,718	$585,388	$536,422
COST OF SALES	220,185	210,788	400,335	394,270

GROSS PROFIT	108,658	75,930	185,053	142,152

EXPENSES:
Distribution expenses	15,361	12,942	28,780	25,439
Selling, administrative and retail store expenses	79,539	50,294	132,664	94,775
Interest expense — net	2,448	2,313	4,260	4,334
Other (income) expense — net	(907)	(677)	(1,419)	(1,041)

Total expenses	96,441	64,872	164,285	123,507

INCOME BEFORE INCOME TAXES	12,217	11,058	20,768	18,645
PROVISION FOR INCOME TAXES	4,358	4,243	7,439	7,023

NET INCOME	$7,859	$6,815	$13,329	$11,622

EARNINGS PER SHARE -
Basic	$.36	$.32	$.62	$.55

Diluted	$.35	$.31	$.60	$.53

*	Including sales to related parties of $21,337 and $26,000 in the three months ended June 30, 2003 and 2002, respectively and $38,690 and $52,082 in the six months ended June 30, 2003 and 2002, respectively.

See accompanying notes to consolidated financial statements.

TBC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Other
	Common Stock			Compre-
			Additional	hensive
	Number of		Paid-In	Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total

Six Months Ended June 30, 2002
BALANCE, JANUARY 1, 2002	21,003	$2,100	$11,783	$(713)	$181,149	$194,319
Net income for period					11,622	11,622
Issuance of common stock under stock option and incentive plans	441	44	3,544	—	—	3,588
Repurchase and retirement of common stock	(230)	(23)	(138)	—	(2,947)	(3,108)
Tax benefit from exercise of stock options	—	—	806	—	—	806
Change in other comprehensive income associated with interest rate swap agreements, net	—	—	—	10	—	10

BALANCE, JUNE 30, 2002	21,214	$2,121	$15,995	$(703)	$189,824	$207,237

Six Months Ended June 30, 2003
BALANCE, JANUARY 1, 2003	21,292	$2,129	$16,687	$(1,281)	$205,585	$223,120
Net income for period					13,329	13,329
Issuance of common stock under stock option and incentive plans	420	42	3,760	—	—	3,802
Tax benefit from exercise of stock options	—	—	847	—	—	847
Change in other comprehensive income associated with interest rate swap agreements, net	—	—	—	50	—	50

BALANCE, JUNE 30, 2003	21,712	$2,171	$21,294	$(1,231)	$218,914	$241,148

See accompanying notes to consolidated financial statements.

TBC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months
	Ended June 30,

	2003	2002

Operating Activities:
Net income	$13,329	$11,622
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,608	6,292
Amortization of intangible assets	20	3
Amortization of other comprehensive income	(309)	40
Provision for doubtful accounts and notes	1,658	1,219
(Gain) loss on sale of fixed assets	40	(50)
Deferred income taxes	2,144	307
Equity in net earnings from joint ventures	(121)	(55)
Changes in operating assets and liabilities, net of effect of assets acquired:
Receivables	(14,034)	(30,151)
Inventories	(25,241)	(9,483)
Other current assets	(988)	(843)
Other assets	(1,368)	1,607
Accounts payable, trade	17,759	14,037
Federal and state income taxes refundable or payable	(1,535)	1,942
Other current liabilities	(3,515)	861
Noncurrent liabilities	170	(113)

Net cash used in operating activities	(3,383)	(2,765)

Investing Activities:
Purchase of property, plant and equipment	(10,097)	(7,146)
Acquisition of Merchant’s, Inc., net of assets acquired	(58,394)	—
Purchase of net assets of retail tire stores	—	(10,781)
Proceeds from disposition of commercial division of Merchant’s, Inc.	5,676	—
Distributions received from joint ventures, net of investments	197	361
Proceeds from asset dispositions	129	453

Net cash used in investing activities	(62,489)	(17,113)

Financing Activities:
Net bank borrowings under short-term borrowing arrangements	18,800	19,300
Increase (decrease) in outstanding checks, net	(611)	8,473
Proceeds from long-term debt	52,000	—
Reduction of long-term debt and capital lease obligations	(6,250)	(8,282)
Issuance of common stock under stock option and incentive plans	2,986	3,412
Repurchase and retirement of common stock	—	(3,108)

Net cash provided by financing activities	66,925	19,795

Change in cash and cash equivalents	1,053	(83)
Cash and cash equivalents:
Balance — Beginning of year	2,319	2,298

Balance — End of period	$3,372	$2,215

TBC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

(Unaudited)

	Six Months
	Ended June 30,

	2003	2002

Supplemental Disclosures of Cash Flow Information:
Cash paid for — Interest	$3,897	$4,265
— Income Taxes	6,830	4,774

Supplemental Disclosure of Non-Cash Financing Activity:
Tax benefit from exercise of stock options	847	806
Issuance of restricted stock under stock incentive plan, net	816	176

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

On April 1, 2003, the Company completed the acquisition of Merchant’s, Incorporated for a purchase price of $57,494,000, plus applicable closing costs. The acquisition was accounted for under the purchase method, as follows:

Estimated fair value of assets acquired	51,279
Goodwill	49,407
Cash paid	(58,394)

Liabilities assumed	$42,292

See accompanying notes to consolidated financial statements.

TBC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The December 31, 2002 consolidated balance sheet was derived from audited financial statements. The consolidated balance sheet as of June 30, 2003, and the consolidated statements of income, stockholders’ equity and cash flows for the periods ended June 30, 2003 and 2002, have been prepared by the Company, without audit. It is Management’s opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2003 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. Actual results could differ from those estimates.

The Company’s 2002 Annual Report on Form 10-K includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements. The summary of significant accounting policies, as well as certain other footnote disclosures and information normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted for the purposes of this quarterly report. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2002 Form 10-K.

Impact of Recently Issued Accounting Standards - See the Management’s Discussion & Analysis of Financial Condition and Results of Operations on page 14 for a discussion of the impact of recently issued accounting standards on the consolidated financial statements as of June 30, 2003 and for the periods then ended, as well as the expected impact on the financial statements for future periods.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Weighted average common shares outstanding	21,590	21,173	21,484	21,125
Common share equivalents	1,014	992	883	901

Weighted average common shares and equivalents outstanding	22,604	22,165	22,367	22,026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3. Segment Information

The Company is principally engaged in the marketing and distribution of tires in the automotive replacement market and has two operating segments: retail and wholesale. The retail segment includes the franchised retail tire business conducted by Big O Tires, Inc., as well as the operation of retail tire and service centers by Tire Kingdom, Inc. and Merchant’s, Incorporated. The franchised and company-operated retail systems are evaluated using similar operating measurements and are aggregated for segment reporting purposes since they have similar marketing concepts, distribution methods, customers and other economic characteristics. The wholesale segment markets and distributes the Company’s proprietary brands of tires, as well as other tires and related products, on a wholesale basis to distributors who resell to or operate independent tire dealers.

Accounting policies of both the retail and wholesale segments are the same as those described in the summary of significant accounting policies included in the Form 10-K for the year ended December 31, 2002. The Company evaluates the performance of its two segments based on earnings before interest, taxes, depreciation, amortization and any special items (Operational EBITDA). There were no special items to consider in the periods ended June 30, 2003 or 2002. Net sales by the wholesale segment to the retail segment are eliminated in consolidation and totaled $46,465,000 and $39,266,000 in the three months ended June 30, 2003 and 2002, respectively, and $84,709,000 and $74,491,000 in the six months ended June 30, 2003 and 2002, respectively. Such intersegment sales had no effect on the Operational EBITDA of the individual reporting segments.

Segment information for the periods ended June 30, 2003 and 2002 is as follows (in thousands):

	Retail	Wholesale	Total

Periods ended June 30, 2003
Total assets	$350,035	$261,735	$611,770
Operating results -
For the Three Months Ended:
Net sales to external customers	185,421	143,422	328,843
Operational EBITDA	12,401	7,344	19,745
For the Six Months Ended:
Net sales to external customers	311,923	273,465	585,388
Operational EBITDA	20,134	13,522	33,656

Periods ended June 30, 2002
Total assets	$234,447	$277,150	$511,597
Operating results -
For the Three Months Ended:
Net sales to external customers	131,638	155,080	286,718
Operational EBITDA	9,326	7,331	16,657
For the Six Months Ended:
Net sales to external customers	242,350	294,072	536,422
Operational EBITDA	16,023	13,251	29,274

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4. Stock Option and Incentive Plans

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Accordingly, no compensation expense has been recognized for the stock options granted in the periods ended June 30, 2003 or 2002. Using fair value assumptions specified in SFAS No. 123, the weighted average per share value of options granted was $4.70 during the three months and six months ended June 30, 2003, and $5.16 during the three months and six months ended June 30, 2002. Had compensation cost for such option grants been determined using such assumptions, results for the periods ended June 30, 2003 and 2002 would have been as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net income, as reported	$7,859	$6,815	$13,329	$11,622
Add: Stock-based compensation included in reported net income, net of tax effects	26	16	53	29
Less: Total stock-based compensation expense determined using fair value assumptions, net of tax effects	(611)	(448)	(1,143)	(878)

Pro forma net income	$7,274	$6,383	$12,239	$10,773

Earnings per share:
Basic — as reported	$0.36	$0.32	$0.62	$0.55

— pro forma	$0.34	$0.30	$0.57	$0.51

Diluted — as reported	$0.35	$0.31	$0.60	$0.53

— pro forma	$0.32	$0.29	$0.55	$0.49

The fair value of each option granted in the periods ended June 30, 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield of 0%; risk-free interest rates equal to zero-coupon governmental issues; and expected lives of 5.0 years. The expected volatility percentage used for options granted during each of the periods ended June 30, 2003 and 2002 was 36.3%.

     5.     Acquisition of Merchant’s, Incorporated on April 1, 2003

On April 1, 2003, the Company acquired all of the outstanding capital stock of Merchant’s, Incorporated (“Merchant’s”), which was a privately-owned company operating 112 retail tire centers in the Mid-Atlantic region of the United States. The acquisition was accounted for as a purchase, with total consideration of $57,494,000 payable by TBC at closing plus up to $15 million payable in the future depending upon the performance of the existing Merchant’s retail stores during the five year period beginning January 1, 2004. For the year ended December 31, 2002, Merchant’s had sales of $174.2 million, of which $154.6 million related to its retail business. The remaining sales in 2002 were attributable to Merchant’s commercial and retreading business which TBC sold effective April 30, 2003 for $5.9 million, less certain adjustments, with no gain being recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6. Notes Payable to Banks and Long-Term Debt

On March 31, 2003, the Company executed a new borrowing agreement with a group of 11 banks, which replaced its existing bank borrowing facilities. The new agreement increases the aggregate amount which TBC may borrow under the facilities to $208.5 million, including a $121.5 million revolving loan, a $62 million five-year term loan facility to replace the then-existing term loans and $25 million in five-year term loans which TBC may utilize prior to September 30, 2003. Additionally, the new agreement provides that TBC and one or more of its lenders may agree to increase the amount which TBC may borrow on a revolving credit basis under such facilities by an additional $28.5 million. Interest under each of the new facilities is at the eurodollar rate plus a variable rate between 1.75% and 2.75% dependent on the Company’s leverage ratio. The bank credit facilities are collateralized by substantially all of the Company’s assets and contain certain cross-default provisions in conjunction with the long-term Senior Notes described below. The credit facilities require the payment of certain commitment and administrative fees and contain certain financial covenants dealing with, among other things, the Company’s funded indebtedness, leverage, fixed charge coverage ratio, accounts receivable and inventories. The credit facilities also include certain restrictions which affect the Company’s ability to incur additional debt, acquire other companies, make certain investments, repurchase its own common stock, sell or place liens upon assets, provide guarantees and pay dividends.

On April 1, 2003, the Company entered into a new agreement with a lender that allowed the Company to borrow $50 million under Series D variable rate Senior Notes, due April 16, 2009, which are collateralized by substantially all of the Company’s assets and incorporate all of the financial covenants and restrictions contained in the bank credit facilities noted above. Principal payments under the Senior Notes are required to be made semi-annually and interest is payable quarterly. Borrowings under the Series D Senior Notes were made April 16, 2003, with the proceeds being used to help finance the acquisition of Merchant’s (see Note 5). Also on April 1, 2003, the previously existing agreement, under which the Company’s Series A, Series B and Series C Senior Notes were issued, was restated to, among other things, modify the covenants set forth therein to make them consistent with the covenants under the new bank borrowing agreement and the new Series D Senior Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     As discussed in Note 6 to the consolidated financial statements, a new bank borrowing agreement was entered into effective March 31, 2003, which replaced the Company’s existing bank borrowing facilities. In addition, on April 1, 2003, the Company entered into a new agreement with a lender that allowed the Company to borrow an additional $50 million under Senior Notes. The Company’s strong annual cash flow, solid financial position and sizable credit facilities allowed it to make the acquisition of Merchant’s, Incorporated on April 1, 2003 (see Note 5 to the consolidated financial statements). The Company believes its present resources should allow for the continued execution of its retail expansion strategy, including the pursuit of acquisition opportunities as well as internal store development, although significant future acquisitions could require additional capital resources and new or amended credit facilities.

     At June, 30, 2003, the Company’s financial position and liquidity continued to be strong, with working capital of $154.9 million and stockholders’ equity of $241.1 million. Current accounts and notes receivable increased by $12.9 million and inventories increased by $39.1 million compared to the December 31, 2002 levels, due principally to seasonal fluctuations and the addition of new stores by the Company’s retail segment, including the 112 company-operated stores added as a result of the above-mentioned Merchant’s acquisition. Net property, plant and equipment increased $25.9 million from the December 31, 2002 level, due principally to the acquisition of Merchant’s, which had fixed assets valued at $25.4 million on the April 1, 2003 acquisition date. Net goodwill increased by $49.4 million due to the excess of the cost of the Merchant’s acquisition over the fair value of identifiable net assets acquired.

     The net amount owed to banks and vendors (consisting of the combined balances of cash and cash equivalents, outstanding checks, notes and debt payable to banks, and accounts payable) increased by $101.0 million from December 31, 2002 to June 30, 2003. This increase, together with cash generated from operations, enabled the Company to fund the $58.4 million Merchant’s acquisition cost, the seasonally higher levels of receivables and inventories, as well as capital expenditures totaling $10.1 million during the first six months of 2003.

Results of Operations

     Net sales (which equals revenues from sales of product, plus franchise and royalty fees, less estimated returns, allowances and customer rebates) increased 14.7% during the second quarter of 2003 compared to the year-earlier level. The $42.1 million increase in total net sales included a $53.8 million, or 40.9%, increase for the retail segment and an $11.7 million, or 7.5%, decline for the wholesale segment. Of the $53.8 million gain in retail net sales during the quarter, $23.5 million was due to increased tire sales, $30.1 million was associated with increased service revenues at Company-operated stores, and the remainder was due to increased franchise and royalty fees. The increased retail tire sales dollars reflected a 19.0% gain in retail unit volume and a 6.2% increase in the average retail tire sales price. An increased number of franchised and Company-operated stores was the primary reason for the growth in retail tire volume and service revenues compared to the year-earlier level. At the end of June 2003, the Company had 35 more franchised stores and 134 more Company-operated stores than at June 30, 2002, with the Merchant’s acquisition alone adding 112 Company-operated stores to the retail segment. The 112 acquired Merchant’s stores contributed $44.1 million to the retail sales increase.

     The $11.7 million decline in net sales by the wholesale segment in the second quarter was principally due to a 10.5% decrease in unit tire shipments, as the weaker economic environment had a considerable impact on many of the nation’s smaller independent tire dealers which represent a sizable percentage of the wholesale segment’s end customer base. In addition, wholesale sales comparisons were made more difficult by TBC’s strong performance in the second quarter of 2002, when it significantly outperformed the industry. The effect of the lower wholesale unit volume was somewhat offset by a 4.3% increase in the average wholesale tire sales price.

     During the first six months of 2003, net sales increased 9.1% compared to the 2002 level. The $49.0 million increase in total net sales included a $69.6 million, or 28.7%, increase for the retail segment and a $20.6 million, or 7.0%, decline for the wholesale segment. The $69.6 million increase in retail net sales during the first half included a $31.6 million increase in tire sales, a $36.5 million gain in service revenues at Company-operated stores, and a $1.5 million increase related to franchise and royalty fees and to sales of products other than tires. The increased retail tire sales dollars included a 13.2% gain in retail unit volume and a 5.4% increase in the average retail tire sales price. Like the current quarter, the growth in retail tire volume and service revenues during the first half reflected an increased number of franchised and Company-operated stores compared to the year-earlier level and the benefit of the Merchant’s acquisition. The $20.6 million decrease in net sales by the wholesale segment was primarily due to a 9.5% decline in unit tire shipments that exceeded the impact of a 3.8% increase in the average wholesale tire sales price.

     The percentage of total sales attributable to tires declined from 84% in both the second quarter and first half of 2002 to 77% in the current quarter and 80% in the first six months of 2003, as a result of the increased service revenues at Company-operated stores. Total unit tire volume in the second quarter and first six months of 2003 declined 1.3% and 2.7%, respectively, compared to the year-earlier levels. In comparison, unit tire shipments for the replacement tire industry as a whole increased approximately 0.4% during the second quarter and declined 1.6% in the first six months (based on preliminary data). Average tire sales prices for the Company as a whole increased 7.1% in the current quarter and 6.1% in the first six months compared to a year earlier, due largely to favorable mix changes.

     Gross profit as a percentage of net sales increased from 26.5% in the second quarter of 2002 to 33.0% in the current quarter and from 26.5% in the first six months of 2002 to 31.6% in the first half of 2003. Gross profit percentages were favorably affected by the increased contribution from the retail segment and from the increased level of service revenues within the retail segment. In addition, the Company’s growth over the past several years has resulted in greater purchasing leverage and an improvement in net prices from tire suppliers. Gross profit percentages on sales by the Company’s retail segment increased from 41.9% in the second quarter of 2002 to 47.1% in the current quarter, and from 42.3% in the first six months of 2002 to 46.1% in the first six months of 2003. Wholesale margins increased from 13.4% in the year-earlier second quarter to 14.9% in the current quarter and from 13.5% in the first half of 2002 to 15.1% in the current year-to-date period.

     Distribution expenses as a percentage of net sales increased from 4.5% in the second quarter of 2002 to 4.7% in the current quarter, and from 4.7% in the first six months of 2002 to 4.9% in the first half of 2003. The increases were largely due to the impact of higher fuel costs and other expenses associated with product delivery.

     Selling, administrative and retail store expenses increased by $29.2 million in the second quarter and $37.9 million in the first six months of 2003 compared to the year-earlier levels. The increases were due principally to the greater number of company-operated retail stores, including the 112 stores added on April 1, 2003 as a result of the Merchant’s acquisition. Expenses for such retail stores include payroll, operating and service-related costs, in addition to certain other selling and administrative expenses. Excluding the impact of expenses associated with the company-operated stores added during 2002 and 2003, selling, administrative and retail store expenses increased by $1.8 million, or 3.9%, in the second quarter and by $3.7 million, or 4.2%, in the first six months of 2003 compared to the 2002 levels. The increased expenses after deducting the impact of new stores was largely due to the impact of general inflation and various other cost increases in both the retail and wholesale segments.

     Net interest expense increased $135,000 in the second quarter of 2003 compared to the year-earlier level, but was $74,000 less during the first six months of 2003 than in the first half of 2002. Borrowings necessary to fund the Merchant’s acquisition in April 2003 caused average borrowing levels to increase, but the impact was largely offset by the Company’s strong cash flow in the previous twelve months. Average borrowing rates were less in the second quarter and first six months of 2003 than in the prior year, reflecting lower market interest rates as well as successful efforts by the Company to manage working capital and minimize interest rate spreads under its borrowing agreements.

     Net other income increased $230,000 in the second quarter and $378,000 in the first six months of 2003 versus the year-earlier levels, due to greater service charge income from customers, an increase in the Company’s equity in results from joint ventures, and increases in other miscellaneous income.

     The Company’s effective tax rate was 35.7% in the current quarter and 35.8% in the first six months of 2003, compared to 38.4% in the second quarter of 2002 and 37.7% in the first half of 2002. The lower effective rates in the current year were due principally to reduced provisions for state income taxes.

Impact of Recently Issued Accounting Standards

     In June 2001, Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” was issued, effective for financial statements for fiscal years beginning after June 15, 2002. SFAS 143 requires entities to establish liabilities for legal obligations associated with the retirement of tangible long-lived assets. The Company adopted this statement effective January 1, 2003 as required, and such adoption had no material impact on the Company’s financial statements.

     In June 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued, effective for such activities initiated after December 31, 2002. The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. The Company adopted this statement effective January 1, 2003 as required, and such adoption had no material impact on the Company’s financial statements.

     In June 2003, Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued, principally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date. The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133. The Company does not expect this statement to have a material impact on its financial position or results of operations.

     In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including indirect Guarantees of Indebtedness of Others,” was issued. FIN 45 elaborates on the financial statement disclosures to be made by a guarantor about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002 and the Company included such disclosures in Note 11 to the consolidated financial statements for the year ended December 31, 2002. The Company adopted the initial recognition and initial measurement provision of this statement effective January 1, 2003 as required, and such adoption had no material impact on the Company’s financial statements.

     In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” was issued. This interpretation provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity must consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation apply immediately to VIE’s created after January 31, 2003; however, there were no VIE’s applicable to the Company that were created between January 31, 2003 and June 30, 2003. For VIE’s created prior to February 1, 2003, the Company must apply FIN 46 to financial statements for periods beginning July 1, 2003. The Company has certain pre-existing synthetic lease agreements that may be affected by the provisions of FIN 46, but the Company does not expect this interpretation to have a material impact on its financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to certain financial market risks. The most predominant of these risks is the fluctuation in interest rates associated with bank borrowings, since changes in interest expense affect the Company’s operating results. At June 30, 2003, the Company owed $115.8 million to banks under its credit facilities, of which $98.0 million was not hedged by interest-rate swap agreements and was thus subject to market risk for a change in interest rates. If interest rates increase by 25 basis points, the Company’s annual interest expense would increase by approximately $245,000 based on the outstanding balance which was not hedged at June 30, 2003.

Item 4. Controls and Procedures

     The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in reports filed with the Securities and Exchange Commission for the Company and its consolidated subsidiaries.

     During the quarter ended June 30, 2003, there was no change in the Company’s system of internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     At the Company’s Annual Meeting of Stockholders held on April 30, 2003, Messrs. Marvin E. Bruce, George W. Bryan, and Lawrence C. Day were elected as directors of the Company for a term expiring at the 2006 Annual Meeting of Stockholders.

     The number of shares voted for each director and the number of shares with respect to which authority to vote was withheld were as follows: 18,747,560 shares were voted for Mr. Bruce and authority to vote 273,866 shares for Mr. Bruce was withheld; 18,660,567 shares were voted for Mr. Bryan and authority to vote 360,859 shares for Mr. Bryan was withheld; and 18,908,649 shares were voted for Mr. Day and authority to vote 112,777 shares for Mr. Day was withheld.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits — See Index to Exhibits.

(b) During the quarter ended June 30, 2003, the Company filed the following reports on Form 8-K:

(1) A Form 8-K dated April 1, 2003 was filed which included the following:

(a)	Under Item 2, “ Acquisition or Disposition of Assets,” required information with respect to the Company’s acquisition of Merchant’s, Incorporated.

(b)	Under Item 5, “Other Matters and Required FD Disclosure,” information regarding new borrowing agreements entered into by the Company.

(c)	Exhibit 2.1, Stock Purchase Agreement dated March 25, 2003 related to the Merchant’s acquisition.

(d)	Exhibit 4.1, $208,500,000 Credit Agreement dated as of March 31, 2003 among TBC Corporation and a group of 11 banks.

(e)	Exhibit 4.2, Second Amended and Restated Note Agreement, dated as of April 1, 2003, between TBC Corporation and The Prudential Insurance Company of America.

(f)	Exhibit 4.3, Note Purchase Agreement, dated as of April 1, 2003, among TBC Corporation and The Prudential Insurance Company of America, together with related documents associated with Series D Variable Rate Senior Secured Notes in the aggregate principal amount of $50,000,000.

(g)	Exhibit 4.4, Form of Deed and Trust, Assignment of Leases and Security Agreement, dated March 31, 2003, related to the Company’s credit agreement with a group of 11 banks.

(2) A Form 8-K dated April 2, 2003 was filed which included the text of the Company’s press release reporting the completion of the previously announced acquisition of Merchant’s, Incorporated.

(3) A Form 8-K dated April 23, 2003 was filed which included the text of the Company’s press release reporting its financial results for the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TBC CORPORATION

August 11, 2003	By	/s/ Thomas W. Garvey Thomas W. Garvey Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

		Located at
		Sequentially
Exhibit No.	Description	Numbered Page

(10)	MATERIAL CONTRACTS

	Management Contracts and Compensatory Plans or Arrangements

10.1	TBC Corporation Senior Executive Professional Services Reimbursement Program	19

(31)	RULE 13a-14(a) / 15d-14(a) CERTIFICATIONS

31.1	Certification by Lawrence C. Day pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934	20

31.2	Certification by Thomas W. Garvey pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934	21

(32)	SECTION 1350 CERTIFICATIONS

32.1	Certification by Lawrence C. Day pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	22

32.2	Certification by Thomas W. Garvey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	23