Form 10-Q
period 2003-09-30
TBC CORP
filed 2003-11-13
CIK 718449

CONFORMED

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

21,808,107 Shares of Common Stock were outstanding as of September 30, 2003.

INDEX TO EXHIBITS at page 18 of this report

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Management’s Discussion and Analysis
SIGNATURE
INDEX TO EXHIBITS
EX-2.1 STOCK PURCHASE AGREEMENT RE: NTB STORES
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TBC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	September 30,	December 31,
	2003	2002

	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$4,552	$2,319
Accounts and notes receivable, less allowance for doubtful accounts of $7,920 on September 30, 2003 and $8,701 on December 31, 2002:
Related parties	15,640	16,507
Other	124,534	103,201

Total accounts and notes receivable	140,174	119,708
Inventories	233,038	170,867
Deferred income taxes	11,749	12,364
Other current assets	17,640	12,515

Total current assets	407,153	317,773

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land and improvements	11,504	6,068
Buildings and leasehold improvements	41,643	28,795
Furniture and equipment	81,534	64,052

	134,681	98,915
Less accumulated depreciation	54,845	42,993

Total property, plant and equipment	79,836	55,922

TRADEMARKS, NET	15,824	15,824

GOODWILL, NET	106,025	58,381

OTHER ASSETS	29,796	25,971

TOTAL ASSETS	$638,634	$473,871

See accompanying notes to consolidated financial statements.

TBC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2003	2002

	(Unaudited)
CURRENT LIABILITIES:
Outstanding checks, net	$9,956	$4,209
Notes payable to banks	9,900	35,000
Current portion of long-term debt and capital lease obligations	20,599	18,500
Accounts payable, trade	106,597	45,200
Federal and state income taxes payable	771	767
Other current liabilities	69,808	47,481

Total current liabilities	217,631	151,157

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	143,438	79,700

NONCURRENT LIABILITIES	15,395	14,243

DEFERRED INCOME TAXES	9,128	5,651

STOCKHOLDERS’ EQUITY:
Common stock, $.10 par value, shares issued and outstanding - 21,808 on September 30, 2003 and 21,292 on December 31, 2002	2,181	2,129
Additional paid-in capital	22,505	16,687
Other comprehensive income (loss)	(1,089)	(1,281)
Retained earnings	229,445	205,585

Total stockholders’ equity	253,042	223,120

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$638,634	$473,871

See accompanying notes to consolidated financial statements.

TBC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

NET SALES *	$362,401	$295,455	$947,789	$831,877
COST OF SALES	248,195	216,106	648,530	610,376

GROSS PROFIT	114,206	79,349	299,259	221,501

EXPENSES:
Distribution expenses	15,811	13,881	44,591	39,320
Selling, administrative and retail store expenses	79,883	51,960	212,547	146,735
Interest expense — net	2,786	2,139	7,046	6,473
Other (income) expense — net	(869)	(912)	(2,288)	(1,953)

Total expenses	97,611	67,068	261,896	190,575

INCOME BEFORE INCOME TAXES	16,595	12,281	37,363	30,926
PROVISION FOR INCOME TAXES	6,064	4,635	13,503	11,658

NET INCOME	$10,531	$7,646	$23,860	$19,268

EARNINGS PER SHARE -
Basic	$.48	$.36	$1.11	$.91

Diluted	$.46	$.35	$1.06	$.88

*	Including sales to related parties of $24,168 and $25,367 in the three months ended September 30, 2003 and 2002, respectively and $62,858 and $77,449 in the nine months ended September 30, 2003 and 2002, respectively.

See accompanying notes to consolidated financial statements.

TBC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Other
	Common Stock			Compre-
			Additional	hensive
	Number of		Paid-In	Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total

Nine Months Ended September 30, 2002
BALANCE, JANUARY 1, 2002	21,003	$2,100	$11,783	$(713)	$181,149	$194,319
Net income for period					19,268	19,268
Issuance of common stock under stock option and incentive plans	480	48	3,828	—	—	3,876
Repurchase and retirement of common stock	(230)	(23)	(138)	—	(2,947)	(3,108)
Tax benefit from exercise of stock options	—	—	875	—	—	875
Change in other comprehensive income associated with interest rate swap agreements, net	—	—	—	(261)	—	(261)

BALANCE, SEPTEMBER 30, 2002	21,253	$2,125	$16,348	$(974)	$197,470	$214,969

Nine Months Ended September 30, 2003
BALANCE, JANUARY 1, 2003	21,292	$2,129	$16,687	$(1,281)	$205,585	$223,120
Net income for period					23,860	23,860
Issuance of common stock under stock option and incentive plans	516	52	4,554	—	—	4,606
Tax benefit from exercise of stock options	—	—	1,264	—	—	1,264
Change in other comprehensive income associated with interest rate swap agreements, net	—	—	—	192	—	192

BALANCE, SEPTEMBER 30, 2003	21,808	$2,181	$22,505	$(1,089)	$229,445	$253,042

See accompanying notes to consolidated financial statements.

TBC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Operating Activities:
Net income	$23,860	$19,268
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	13,673	9,973
Amortization of intangible assets	30	13
Amortization of other comprehensive (income) loss	(309)	73
Provision for doubtful accounts and notes	2,729	1,699
(Gain) loss on sale of fixed assets	27	(53)
Deferred income taxes	5,331	715
Equity in net earnings from joint ventures	(376)	(345)
Changes in operating assets and liabilities, net of effect of assets acquired:
Receivables	(22,389)	(27,223)
Inventories	(48,359)	(17,912)
Other current assets	(4,147)	(2,376)
Other assets	(734)	1,923
Accounts payable, trade	45,010	16,264
Federal and state income taxes refundable or payable	1,278	4,305
Other current liabilities	850	4,442
Noncurrent liabilities	458	898

Net cash provided by operating activities	16,932	11,664

Investing Activities:
Purchase of property, plant and equipment	(14,585)	(11,529)
Acquisition of Merchant’s, Inc., net of assets acquired	(58,394)	—
Purchase of net assets of retail tire stores	—	(10,781)
Proceeds from disposition of commercial division of Merchant’s, Inc.	5,600	—
Distributions received from joint ventures, net of investments	239	408
Proceeds from asset dispositions	6,174	526

Net cash used in investing activities	(60,966)	(21,376)

Financing Activities:
Net bank borrowings (repayments) under short-term borrowing arrangements	(25,100)	24,600
Increase in outstanding checks, net	1,790	3,354
Proceeds from long-term debt	77,000	—
Reduction of long-term debt and capital lease obligations	(11,163)	(18,033)
Issuance of common stock under stock option and incentive plans	3,740	3,708
Repurchase and retirement of common stock	—	(3,108)

Net cash provided by financing activities	46,267	10,521

Increase in cash and cash equivalents	2,233	809
Cash and cash equivalents:
Balance — Beginning of year	2,319	2,298

Balance — End of period	$4,552	$3,107

TBC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Supplemental Disclosures of Cash Flow Information:
Cash paid for — Interest	$6,679	$6,529
— Income Taxes	6,915	6,638
Supplemental Disclosure of Non-Cash Financing Activity:
Tax benefit from exercise of stock options	1,264	875
Issuance of restricted stock under stock incentive plan, net	866	168
Supplemental Disclosure of Non-Cash Investing and Financing Activities:

On April 1, 2003, the Company completed the acquisition of Merchant’s, Incorporated for a purchase price of $57,494,000, plus applicable closing costs. The acquisition was accounted for under the purchase method, as follows:

Estimated fair value of assets acquired	54,813
Goodwill	47,644
Cash paid	(58,394)

Liabilities assumed	$44,063

See accompanying notes to consolidated financial statements.

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The December 31, 2002 consolidated balance sheet was derived from audited financial statements. The consolidated balance sheet as of September 30, 2003, and the consolidated statements of income, stockholders’ equity and cash flows for the periods ended September 30, 2003 and 2002, have been prepared by the Company, without audit. It is Management’s opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2003 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

Impact of Recently Issued Accounting Standards - See the Management’s Discussion & Analysis of Financial Condition and Results of Operations on page 15 for a discussion of the impact of recently issued accounting standards on the consolidated financial statements as of September 30, 2003 and for the periods then ended, as well as the expected impact on the financial statements for future periods.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Weighted average common shares outstanding	21,759	21,243	21,576	21,164
Common share equivalents	1,211	682	992	829

Weighted average common shares and equivalents outstanding	22,970	21,925	22,568	21,993

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.	Segment Information

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

Accounting policies of both the retail and wholesale segments are the same as those described in the summary of significant accounting policies included in the Form 10-K for the year ended December 31, 2002. The Company evaluates the performance of its two segments based on earnings before interest, taxes, depreciation, amortization and any special items (Operational EBITDA). There were no special items to consider in the periods ended September 30, 2003 or 2002. Net sales by the wholesale segment to the retail segment are eliminated in consolidation and totaled $49,059,000 and $50,515,000 in the three months ended September 30, 2003 and 2002, respectively, and $133,768,000 and $125,006,000 in the nine months ended September 30, 2003 and 2002, respectively. Such intersegment sales had no effect on the Operational EBITDA of the individual reporting segments.

Segment information for the periods ended September 30, 2003 and 2002 is as follows (in thousands):

	Retail	Wholesale	Total

Periods ended September 30, 2003
Total assets	$342,527	$296,107	$638,634
Operating results -
For the Three Months Ended:
Net sales to external customers	191,444	170,957	362,401
Operational EBITDA	15,063	9,393	24,456
For the Nine Months Ended:
Net sales to external customers	503,367	444,422	947,789
Operational EBITDA	35,197	22,915	58,112
Periods ended September 30, 2002
Total assets	$251,514	$267,185	$518,699
Operating results -
For the Three Months Ended:
Net sales to external customers	137,632	157,823	295,455
Operational EBITDA	8,488	9,623	18,111
For the Nine Months Ended:
Net sales to external customers	379,982	451,895	831,877
Operational EBITDA	24,511	22,874	47,385

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.	Stock Option and Incentive Plans

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Accordingly, no compensation expense has been recognized for the stock options granted in the periods ended September 30, 2003 or 2002. Using fair value assumptions specified in SFAS No. 123, the weighted average per share value of options granted was $4.70 during the three months and nine months ended September 30, 2003, and $5.16 during the three months and nine months ended September 30, 2002. Had compensation cost for such option grants been determined using such assumptions, results for the periods ended September 30, 2003 and 2002 would have been as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income, as reported	$10,531	$7,646	$23,860	$19,268
Add: Stock-based compensation included in reported net income, net of tax effects	23	9	76	38
Less: Total stock-based compensation expense determined using fair value assumptions, net of tax effects	(623)	(427)	(1,766)	(1,305)

Pro forma net income	$9,931	$7,228	$22,170	$18,001

Earnings per share:
Basic — as reported	$0.48	$0.36	$1.11	$0.91

— pro forma	$0.46	$0.34	$1.03	$0.85

Diluted — as reported	$0.46	$0.35	$1.06	$0.88

— pro forma	$0.43	$0.33	$0.98	$0.82

The fair value of each option granted in the periods ended September 30, 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield of 0%; risk-free interest rates equal to zero-coupon governmental issues; and expected lives of 5.0 years. The expected volatility percentage used for options granted during each of the periods ended September 30, 2003 and 2002 was 36.3%.

5.	Acquisition of Merchant’s, Incorporated on April 1, 2003

On April 1, 2003, the Company acquired all of the outstanding capital stock of Merchant’s, Incorporated (“Merchant’s”), which was a privately-owned company operating 112 retail tire centers in the Mid-Atlantic region of the United States. The acquisition was accounted for as a purchase, with total consideration of $57,494,000 payable by TBC at closing plus up to $15 million payable in the future depending upon the performance of the existing Merchant’s retail stores during the five year period beginning January 1, 2004. For the year ended December 31, 2002, Merchant’s had sales of $174.2 million, of which $154.6 million related to its retail business. The remaining sales in 2002 were attributable to Merchant’s commercial and retreading business which TBC sold effective April 30, 2003 for a net price of $5.6 million, with no gain being recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.	Notes Payable to Banks and Long-Term Debt

On March 31, 2003, the Company executed a new borrowing agreement with a group of 11 banks, which replaced its existing bank borrowing facilities. The new agreement increases the aggregate amount which TBC may borrow under the facilities to $208.5 million, including a $121.5 million revolving loan, a $62 million five-year term loan facility to replace the then-existing term loans and a five-year term loan under which TBC borrowed $25 million in September 2003. Additionally, the new agreement provides that TBC and one or more of its lenders may agree to increase the amount which TBC may borrow on a revolving credit basis under such facilities by an additional $28.5 million. Interest under each of the new facilities is at the eurodollar rate plus a variable rate between 1.75% and 2.75% dependent on the Company’s leverage ratio. The bank credit facilities are collateralized by substantially all of the Company’s assets and contain certain cross-default provisions in conjunction with the long-term Senior Notes described below. The credit facilities require the payment of certain commitment and administrative fees and contain certain financial covenants dealing with, among other things, the Company’s funded indebtedness, leverage, fixed charge coverage ratio, accounts receivable and inventories. The credit facilities also include certain restrictions which affect the Company’s ability to incur additional debt, acquire other companies, make certain investments, repurchase its own common stock, sell or place liens upon assets, provide guarantees and pay cash dividends.

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

7.	Agreement to Acquire National Tire & Battery

On September 22, 2003, the Company announced that it had signed a definitive agreement to acquire National Tire & Battery (NTB) from Sears, Roebuck and Co. NTB’s 226 retail tire and automotive centers are located in 20 states and currently generate annual revenues in excess of $425 million. The Company will pay approximately $225 million in cash for NTB and will finance the acquisition through debt and sale/leaseback arrangements. TBC’s existing credit facilities will be amended to allow for this acquisition as well as an additional $65 million term loan. Of the 226 NTB locations, 89 are properties owned by NTB and 137 are locations currently under lease. The Company plans to sell and lease back substantially all of the owned properties, with proceeds from that transaction expected to be in the range of $130 million to $140 million. The acquisition is expected to close in December 2003. Antitrust clearance under the provisions of the Hart-Scott-Rodino Act was received from the Federal Trade Commission in October 2003.

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

     As discussed in Note 7 to the consolidated financial statements, the Company plans to complete the acquisition of National Tire & Battery (NTB) in December 2003. The Company will pay approximately $225 million in cash for NTB, with financing through debt and sale/leaseback arrangements. TBC’s existing credit facilities will be amended to allow for this acquisition as well as an additional $65 million term loan. Once the NTB acquisition and the related financing arrangements are completed, the Company believes it will have adequate financial resources to allow for the continued execution of its retail expansion strategy, although significant future acquisitions would require additional capital resources and new or amended credit facilities.

     At September, 30, 2003, the Company’s financial position and liquidity continued to be strong, with working capital of $189.5 million and stockholders’ equity of $253.0 million. Current accounts and notes receivable increased by $20.5 million and inventories increased by $62.2 million compared to the December 31, 2002 levels, due principally to seasonal fluctuations and the addition of new stores by the Company’s retail segment, including the 112 Company-operated stores added as a result of the above-mentioned Merchant’s acquisition. Net property, plant and equipment increased $23.9 million from the December 31, 2002 level, due principally to the fixed assets included in the April 1, 2003 acquisition of Merchant’s. Net goodwill increased by $47.6 million due to the excess of the cost of the Merchant’s acquisition over the fair value of identifiable net assets acquired.

     The net amount owed to banks and vendors (consisting of the combined balances of cash and cash equivalents, outstanding checks, notes and debt payable to banks, and accounts payable) increased by $105.6 million from December 31, 2002 to September 30, 2003. This increase, together with cash generated from operations, enabled the Company to fund the Merchant’s acquisition cost, the seasonally higher levels of receivables and inventories, and capital expenditures totaling $14.6 million during the first nine months of 2003.

     On October 21, 2003, the Company filed a Form 8-K, which included the text of the Company’s press release reporting its financial results for the quarter ended September 30, 2003, as well as certain financial statements. Subsequent to that filing, certain adjustments and reclassifications were made to the unaudited consolidated balance sheet as of September 30, 2003 which are reflected in this Form 10-Q, with no effect on previously reported net income.

Results of Operations

     Net sales (which equals revenues from sales of product, plus franchise and royalty fees, less estimated returns, allowances and customer rebates) increased 22.7% during the third quarter of 2003 compared to the year-earlier level. The $66.9 million increase in total net sales included a $53.8 million, or 39.1%, increase for the retail segment and a $13.1 million, or 8.3%, increase for the wholesale segment. Of the $53.8 million gain in retail net sales during the quarter, $20.8 million was due to increased tire sales and $32.2 million was associated with increased service revenues at Company-operated stores, with the remainder related to increased franchise and royalty fees and sales of products other than tires. The increased retail tire sales dollars reflected a 22.8% gain in retail unit volume, partially offset by a 0.9% decline in the average retail tire sales price. An increased number of franchised and Company-operated stores was the primary reason for the growth in retail tire volume and service revenues compared to the year-earlier level. At the end of September 2003, the Company had 29 more franchised stores and 136 more Company-operated stores than at September 30, 2002, with the Merchant’s acquisition alone adding 112 Company-operated stores to the retail segment. The 112 acquired Merchant’s stores contributed $42.1 million to the retail sales increase during the third quarter.

     The $13.1 million increase in net sales by the wholesale segment in the third quarter was principally due to a 7.1% gain in unit tire shipments, due in part to an improvement in industrywide demand for automotive replacement tires. The average wholesale tire sales price increased 2.4% in the current quarter compared to the year-earlier level.

     During the first nine months of 2003, net sales increased 13.9% compared to the 2002 level. The $115.9 million increase in total net sales included a $123.4 million, or 32.5%, increase for the retail segment and a $7.5 million, or 1.7%, decline for the wholesale segment. The $123.4 million increase in retail net sales during the first nine months included a $52.4 million increase in tire sales, a $68.7 million gain in service revenues at Company-operated stores, and a $2.3 million increase related to franchise and royalty fees and to sales of products other than tires. The increased retail tire sales dollars included a 16.6% gain in retail unit volume and a 3.0% increase in the average retail tire sales price. Like the current quarter, the growth in retail tire volume and service revenues during the first nine months reflected an increased number of franchised and Company-operated stores compared to the year-earlier level and the benefit of the Merchant’s acquisition. The 112 Merchant’s stores contributed $86.2 million to the retail sales increase during the year-to-date period. The $7.5 million decrease in net sales by the wholesale segment was primarily due to a 3.9% decline in unit tire shipments that exceeded the impact of a 3.4% increase in the average wholesale tire sales price.

     The percentage of total sales attributable to tires declined from 85% in the third quarter and 84% in the first nine months of 2002 to 79% in both the current quarter and first nine months of 2003, due to the impact of increased service revenues at Company-operated stores. Total unit tire volume in the third quarter and first nine months of 2003 increased 12.1% and 2.5%, respectively, compared to the year-earlier levels. In comparison, unit tire shipments for the replacement tire industry as a whole increased approximately 8.2% during the third quarter and 1.4% in the first nine months (based on preliminary data). Average tire sales prices for the Company as a whole increased 1.9% in the current quarter and 4.6% in the first nine months compared to a year earlier, due largely to favorable mix changes.

     Gross profit as a percentage of net sales increased from 26.9% in the third quarter of 2002 to 31.5% in the current quarter and from 26.6% in the first nine months of 2002 to 31.6% in the current year-to-date period. Gross profit percentages were favorably affected by the increased contribution from the retail segment and from the increased level of service revenues within the retail segment. In addition, the Company’s growth over the past several years has resulted in greater purchasing leverage and an improvement in net prices from tire suppliers. Gross profit percentages on sales by the Company’s retail segment increased from 41.1% in the third quarter of 2002 to 47.1% in the current quarter, and from 41.9% in the first nine months of 2002 to 46.5% in the current year-to-date period. Wholesale margins declined slightly in the third quarter, from 14.4% in 2002 to 14.0% in the current quarter, but increased in the first nine months from 13.8% in 2002 to 14.7% in 2003.

     Distribution expenses as a percentage of net sales decreased from 4.7% in the third quarter of 2002 to 4.4% in the current quarter and were unchanged in the year-to-date period at 4.7%. The improvement in the current quarter reflected improved cost leveraging associated with the April 1, 2003 acquisition of Merchant’s, as well as improved efficiencies related to warehousing and product delivery.

     Selling, administrative and retail store expenses increased by $27.9 million in the third quarter and $65.8 million in the first nine months of 2003 compared to the year-earlier levels. The increases were due principally to the greater number of Company-operated retail stores, including the 112 stores added on April 1, 2003 as a result of the Merchant’s acquisition. Expenses for such retail stores include payroll, operating and service-related costs, in addition to certain other selling and administrative expenses. Excluding the impact of expenses associated with the Company-operated stores added during 2002 and 2003, selling, administrative and retail store expenses increased by $593,000, or 1.3%, in the third quarter and by $4.3 million, or 3.2%, in the first nine months of 2003 compared to the 2002 levels. The increased expenses after deducting the impact of new stores was largely due to the impact of general inflation and various other cost increases in both the retail and wholesale segments.

     Net interest expense increased by $647,000 in the third quarter of 2003 compared to the year-earlier level, and by $573,000 during the first nine months of 2003 compared to the year-earlier period. Borrowings necessary to fund the April 2003 acquisition of Merchant’s caused average borrowing levels to increase, but the impact was somewhat offset by the Company’s strong cash flow in the previous twelve months. The impact of amended credit facilities associated with the Merchant’s acquisition caused interest rate spreads and the related average borrowing rates to be higher in the current quarter than in the year-earlier quarter, despite a decline in market interest rates. For the year-to-date period, the impact of the lower market interest rates outweighed the impact of the higher interest rate spreads and caused average borrowing rates in 2003 to be slightly less than in the first nine months of 2002. In both 2003 and 2002, the Company made significant efforts to keep interest rate spreads and borrowing rates to a minimum through effective management of working capital.

     Net other income in the third quarter of 2003 was relatively unchanged compared with the year-earlier level. In the first nine months, net other income was $335,000 greater in 2003 than in 2002, due to improved results from store development transactions and increases in other miscellaneous income.

     The Company’s effective tax rate was 36.5% in the current quarter and 36.1% in the first nine months of 2003, compared to 37.7% in both the third quarter and first nine months of 2002. The lower effective rates in the current year were due principally to reduced provisions for state income taxes.

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

     In June 2003, Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued, principally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date. The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133. The Company adopted this statement effective July 1, 2003 as required, and such adoption had no material impact on the Company’s financial statements.

     In May 2003, Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued. SFAS No. 150 addresses the classification and measurement of certain financial instruments that, under previous guidance, could be accounted for as equity and requires that those instruments be classified as liabilities on the balance sheet. The statement also requires disclosures about alternative ways of settling the instruments and the related capital structure of entities. Most of the guidance in SFAS No.150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Company on July 1, 2003. The adoption of this statement had no material impact on the Company’s financial statements.

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

     In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” was issued. This interpretation provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity must consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For VIE’s created after January 31, 2003, the provisions of this interpretation were immediately applicable; however, there was no material impact on the Company’s financial position or results of operations as of September 30, 2003. For VIE’s created prior to February 1, 2003, the Company must apply FIN 46 to financial statements for periods ending after December 15, 2003. Certain entities with which the Company has a business relationship, including franchisees, could potentially be interpreted as VIE’s under the provisions of this interpretation and the Company is currently researching whether it was a beneficiary to any VIE’s created prior to February 1, 2003. In any event, the Company does not expect this interpretation to have a material impact on its financial position or results of operations.

FORWARD-LOOKING STATEMENTS AND RISKS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including, without limitation, statements containing the words “believes,” “expects,” “anticipates,” “estimates” and words of similar import. Such forward-looking statements relate to expectations for future financial performance, which involve known and unknown risks, uncertainties and other factors. Such factors include, but are not limited to: changes in economic and business conditions in the world; increased competitive activity; consolidation within and among both competitors, suppliers and customers; unexpected changes in the replacement tire market; the Company’s inability to attract as many new franchisees or open as many Company-operated retail outlets as planned; changes in the Company’s ability to identify and acquire additional companies in the replacement tire industry and successfully integrate acquisitions and achieve anticipated synergies or savings; fluctuations in tire prices charged by manufacturers, including fluctuations due to changes in raw material and energy prices; product shortages and supply disruptions; changes in interest and foreign exchange rates; the cyclical nature of the automotive industry and the loss of a major customer or program. It is not possible to foresee or identify all such factors. Any forward-looking statements in this report are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are not a guarantee of future performance and actual results or developments may differ materially from those projected.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to certain financial market risks. The most predominant of these risks is the fluctuation in interest rates associated with bank borrowings, since changes in interest expense affect the Company’s operating results. At September 30, 2003, the Company owed $95.2 million to banks under its credit facilities, of which $78.4 million was not hedged by interest-rate swap agreements and was thus subject to market risk for a change in interest rates. If interest rates increase by 25 basis points, the Company’s annual interest expense would increase by approximately $196,000 based on the outstanding balance which was not hedged at September 30, 2003.

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

     During the quarter ended September 30, 2003, there was no change in the Company’s system of internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits — See Index to Exhibits.

(b)	During the quarter ended September 30, 2003, the Company filed the following reports on Form 8-K:

(1)	A Form 8-K dated July 23, 2003 was filed which included the text of the Company’s press release reporting its financial results for the quarter ended June 30, 2003.

(2)	A Form 8-K dated September 22, 2003 was filed which included the text of the Company’s press release reporting the signing of a definitive agreement to acquire National Tire & Battery from Sears.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TBC CORPORATION

November 13, 2003	By	/s/ Thomas W. Garvey

Thomas W. Garvey
Executive Vice President and
Chief Financial Officer (principal
financial and accounting officer)

INDEX TO EXHIBITS

		Located at
		Sequentially
Exhibit No.	Description	Numbered Page

(2)	PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION:

2.1	Stock Purchase Agreement, dated as of September 21, 2003, by and between TBC Corporation and Sears, Roebuck and Co., related to the Company’s acquisition of NTW Incorporated, the owner and/or operator of National Tire & Battery stores	19

	As permitted by Item 601(b)(2) of Regulation S-K, the Exhibits and Schedules to the above Stock Purchase Agreement are not being filed herewith. A description of the contents of the Exhibits and Schedules is set forth on page (v) of the Stock Purchase Agreement. TBC Corporation agrees to furnish a copy of the Exhibits and Schedules to the Commission upon request.

(31)	RULE 13a-14(a) / 15d-14(a) CERTIFICATIONS

31.1	Certification by Lawrence C. Day pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934	79

31.2	Certification by Thomas W. Garvey pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934	80

(32)	SECTION 1350 CERTIFICATIONS

32.1	Certification by Lawrence C. Day pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	81

32.2	Certification by Thomas W. Garvey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	82