Form 10-K
period 2003-12-31
TBC CORP
filed 2004-03-15
CIK 718449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-11579

TBC CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0600670

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7111 Fairway Drive, Suite 201 Palm Beach Gardens, Florida	33418

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 227-0955

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes [X] No [   ]

INDEX TO EXHIBITS at page 45 of this Report

Aggregate market value of outstanding shares of Common Stock, par value $.10, held by non-affiliates of the Company on December 31, 2003 (for purposes of this calculation, 1,547,870 shares beneficially owned by directors and executive officers of the Company were treated as being held by affiliates of the Company)	$525,425,036

Number of shares of Common Stock, par value $.10, outstanding at the close of business on December 31, 2003	21,905,291

DOCUMENT INCORPORATED BY REFERENCE

TBC Corporation’s Proxy Statement for its Annual Meeting of Stockholders to be held on April 28, 2004. Definitive copies of the Proxy Statement will be filed with the Commission within 120 days after the end of the Company’s fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

PART I

Item 1.	BUSINESS

     TBC Corporation’s business began in 1956 under the name Cordovan Associates, Incorporated. The Company was incorporated in Delaware in 1970 under the name THE Tire and Battery Corporation. In 1983, the Company changed its name to TBC Corporation.

     TBC and its wholly-owned subsidiaries are principally engaged in the marketing of tires in the automotive replacement market. The Company believes it is the largest independent marketer/distributor of private brand replacement tires in the United States. The Company has two operating segments: retail and wholesale. Net sales in 2003 for the retail segment totaled $734.1 million, which represented 56% of the Company’s consolidated net sales. Net sales during 2003 for the wholesale segment were $584.4 million, or 44% of total sales. (See Note 12 to the consolidated financial statements included in this Report for additional financial information about each of the reportable segments.) Unless the context indicates otherwise, the term “Company” refers to TBC Corporation and its subsidiaries, taken as a whole.

Retail Business

     The retail segment of the Company’s business (the “Retail Business”) consists of both company-operated retail tire stores as well as franchised stores. The Company-operated stores are operated by a number of the Company’s wholly owned subsidiaries, including Tire Kingdom, Inc. (“Tire Kingdom”), Merchant’s, Incorporated (“Merchant’s”) and NTW Incorporated (“NTW”). Merchant’s was acquired by the Company on April 1, 2003 and NTW (which operates its retail business under the trade name “National Tire & Battery”, or “NTB”) was acquired by the Company on November 29, 2003. The Company’s franchised retail tire business is conducted by its Big O Tires, Inc. subsidiary (“Big O”).

     The retail tire and automotive service centers operated by the Company are located primarily in the eastern two-thirds of the United States. At the end of 2003, there were 591 locations in the Company-operated retail network, an increase of 369 stores compared to the end of 2002, when the Company had 222 locations. A total of 337 stores were added in 2003 as a result of the above-mentioned acquisitions of Merchant’s (112 stores) and NTW (225 stores). The Company has three distribution centers dedicated solely to servicing its company-operated retail network and also utilizes the distribution centers operated by its wholesale segment to supply products to certain of its retail stores. The Company-operated retail stores market a broad selection of tires under nationally-advertised brands and private brands, including the Company’s own Sigma® brand. In addition, the stores provide full service tire replacement including tire balancing, wheel alignment, extended service programs and warranties, and also perform maintenance and mechanical services such as brake repairs, suspension system replacement, and oil changes.

     Big O franchises retail tire and automotive service stores located primarily in the western and midwestern United States and sells Big O® brand tires and other tires to these franchisees. At December 31, 2003, the Company had a total of 576 Big O stores, serviced by six distribution centers. Included in the 576 total outlets were 557 franchisee-owned stores, 14 stores owned by joint ventures in which the Company has an equity interest, and 5 stores operated by the Company. Big O products are also sold by Big O to 34 unaffiliated retail stores in British Columbia, Canada. Big O franchise agreements grant a ten-year license to sell Big O brand tires and to use Big O trademarks and trade secrets in the operation of a retail store at a specific location within a defined trade area. With the exception of retail tire stores converting to the Big O franchise system, each franchisee is required to pay an initial franchise fee. All franchisees are required to pay monthly royalty fees.

Wholesale Business

     The wholesale segment of the Company’s business (the “Wholesale Business”) markets and distributes the Company’s proprietary brands of tires, as well as other tires and related products, on a wholesale basis to distributors located throughout the United States and in Canada and in Mexico. These distributors operate under written distributor agreements with the Company and resell the Company’s products to retailers or through retail outlets primarily consisting of independent tire dealers. The Wholesale Business operates a total of 29 warehouse distribution centers, all of which are located in the United States.

     Tires marketed under the Company’s proprietary brand trademarks are manufactured for the Company by leading manufacturers. The Company believes that its Cordovan®, Multi-Mile®, Sigma® and Vanderbilt® lines of tires are among the most complete lines in the replacement tire market, covering the majority of tire sizes and types available for automobiles, light trucks and sport utility vehicles. The Company also distributes tires under other brands for automobile, truck, sport utility vehicle, farm, industrial, recreational and other applications.

Products and Suppliers

     Sales of tires accounted for approximately 79% of the Company’s total sales in 2003, 85% in 2002, and 86% in 2001. Tire and mechanical services performed by Company-operated retail stores represented approximately 19%, 12% and 10% of total sales in 2003, 2002 and 2001, respectively. The remainder of the Company’s sales include tubes, wheels, and other products for the automotive replacement market.

     The Company purchases its products, in finished form, from a number of major rubber companies and other suppliers to the automotive replacement market. In the case of tires bearing the Company’s trademarks, the Company owns most of the molds in which they are made.

     The Goodyear Tire & Rubber Company manufactured approximately 40% of the tires purchased by the Company in 2003, pursuant to a supply agreement entered into in 1977 and a commitment letter which extends until 2013. This ongoing supply relationship with Goodyear began in 1963. The Company also has a supply agreement with Cooper Tire and Rubber Company, its second-largest supplier, which extends until 2011. In addition, the Company has written contracts with certain other suppliers.

     From time to time, the tire industry has faced shortages and supply disruptions affecting the availability of particular sizes of tires, for reasons such as production difficulties, labor unrest, and recalls. While the Company has not been immune from difficulties in purchasing products in quantities desired, the Company believes that its long-term relationships with its primary suppliers have been beneficial in minimizing the impact of any industry shortages or supply disruptions. In the event that any of its primary suppliers curtail their manufacturing or otherwise encounter difficulties in meeting the Company’s production requirements, the Company’s business would be adversely affected pending the implementation of contingency plans. Such contingency plans, which are continually updated to reflect changing industry conditions, are designed to mitigate any long-term adverse effect of a significant supply disruption and include the use of alternate suppliers. In addition to the Company’s current suppliers, there are a number of other large tire manufacturers on a worldwide basis that may have the desire and capacity to meet the Company’s needs for its proprietary lines of tires.

Trademarks

     In addition to its Cordovan®, Multi-Mile®, Sigma®, Vanderbilt®, Big O®, Tire Kingdom®, Merchant’s®, and NTB National Tire & Battery® trademarks, the Company also holds federal registrations for trademarks such as Grand Prix®, Grand Am™, Grand Spirit®, Wild Spirit®, Aqua Flow®, Wild Country®, Wild Trac®, Turbo-Tech®, Supreme™, Stampede®, Power King®, Harvest King®, Big Foot®, Legacy®, Prestige®, and Sun Valley®.

     The ability to offer products and services under established trademarks represents an important marketing advantage in the automotive replacement industry, and the Company regards its trademarks as valuable assets of its business.

Customers

     The Company’s ten largest customers in its Wholesale Business accounted for approximately 33% of total wholesale sales and 15% of the Company’s total consolidated sales in 2003, with the largest customer accounting for less than 4% of total consolidated sales. The loss of a major customer in the Wholesale Business could have a material adverse effect upon this segment and the Company’s business as a whole, pending the establishment of a replacement customer to market the Company’s products. See Note 2 to the consolidated financial statements and Item 13 of this Report for additional information concerning major customers.

     Sales to domestic customers represented 96% of the Company’s consolidated sales in 2003 and 94% in 2002 and 2001. The remainder of the Company’s sales was attributable to customers located outside the United States, principally in Mexico and Canada. The Company has no significant foreign currency translation risks, since its sales to customers located outside the United States are made and settled in U.S. dollars.

Seasonality and Inventory

     The Company normally experiences its highest level of sales in the third quarter of each year, with the first quarter exhibiting the lowest level. During the five-year period from January 1, 1999 through December 31, 2003, first quarter sales averaged approximately 21% of annual sales; the second quarter and third quarters 25% and 28%, respectively; and the fourth quarter 26%. In 2003, the trend was slightly different from the historical pattern, due to the impact of acquisitions during the year. First quarter sales in 2003 represented approximately 19% of total sales, the second quarter 25%, the third quarter 28%, and the fourth quarter 28%.

     Orders for the Company’s products, except for those sold directly to consumers in the Retail Business segment, are usually placed with the Company by computer, facsimile, or telephone. These orders are filled either out of the Company’s inventory or by direct shipment to the customer from the manufacturers’ plants at the Company’s request.

     Since customers look to the Company to fulfill their needs on short notice, the Company maintains a large inventory of tires and other products, both for its Wholesale Business and its Retail Business segments. Average inventories, based on quarter-end levels on hand and in transit, were $213.6 million during 2003. The Company’s inventory turn rate (cost of sales, including the cost of direct shipments from manufacturers to customers, divided by average inventory) was 4.1 for 2003.

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

     In the case of the Company’s Retail Business, competition is based primarily upon market presence in a specific geographic area. Big O’s 576 franchised retail outlets are primarily concentrated in western and midwestern states, which gives Big O a significant market share in many of the retail markets it serves. The market position for TBC’s Company-operated retail stores varies depending upon the city or region. For example, in the states of Florida and Virginia, the Company is one of the leading tire retailers, with 171 and 73 Company-operated outlets, respectively. Retail competitors include stores operated by tire manufacturers, other retail outlets such as warehouse clubs, chains and mass merchandisers, and other independent tire dealers, some of whom are customers or who buy from customers of the Company’s Wholesale Business.

Employees

     As of December 31, 2003, the Company employed approximately 9,200 persons, of which approximately 8,600 were in its Retail Business. None of the Company’s employees are represented by a union, and the Company considers its employee relations to be excellent.

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

     TBC Corporation’s executive offices are located in leased facilities in Palm Beach Gardens, Florida. The Company has a total of 38 warehouse distribution facilities, totaling approximately 3.8 million square feet, located in 16 states across the United States. The Company owns the office building where its wholesale business is headquartered and two of its distribution facilities. The remainder of the distribution facilities, totaling approximately 3.2 million square feet, are leased under operating leases. The majority of the retail tire and service centers operated by the Company are in leased facilities. In the case of 51 retail store locations, the Company owns buildings situated on leased land. See Note 6 to the consolidated financial statements for information regarding the Company’s operating lease commitments.

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

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The table which follows presents certain information concerning the executive officers of the Company. The term of office of all executive officers of the Company is until the next Annual Meeting of Directors (April 28, 2004) or until their respective successors are elected.

		Capacities in which Individual

Name	Age	Serves the Company

Lawrence C. Day	54	President and Chief Executive Officer

Thomas W. Garvey	49	Executive Vice President and Chief Financial Officer

Kenneth P. Dick	57	President and Chief Executive Officer of TBC Wholesale Division

J. Glen Gravatt	52	Executive Vice President of Purchasing

William M. Potts	51	Senior Vice President of Human Resources

Larry D. Coley	46	Vice President, Corporate Controller and Assistant Secretary

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

     Mr. Dick has been President and Chief Executive Officer of the TBC Wholesale Division since November 2003 and prior to that was President of the TBC Private Brands Division since its formation in July 2001. From 2000 until July 2001, Mr. Dick served as the Company’s Executive Vice President of Sales and was Senior Vice President Sales of the Company from 1988 until 2000. From 1982 until 1988, Mr. Dick was the Company’s Vice President of Sales. Mr. Dick joined the Company in 1971 and served in a number of sales management positions prior to his election as Vice President.

     Mr. Gravatt has been Executive Vice President of Purchasing since November 2003 and prior to that served as the Company’s Senior Vice President of Purchasing. From 1987 until his election as Senior Vice President in 1999, Mr. Gravatt was a Vice President of the Company. Mr. Gravatt joined the Company in 1984 as Manager of Purchasing and served in that role until his election as a Vice President.

     Mr. Potts has been Senior Vice President of Human Resources since November 2003 and prior to that served as Vice President of Human Resources since joining the Company in 1998. From 1994 until joining the Company, Mr. Potts was Vice President, Human Resources of Millard Refrigerated Services, Inc., and from 1988 to 1994 was Corporate Director of Human Resources for Griffin Industries, Inc.

     Mr. Coley has been a Vice President of the Company since 1993 and Corporate Controller and Assistant Secretary since April 1999. Mr. Coley was Controller of the Company from 1989 to 1999. Mr. Coley joined the Company in 1984 and served in a number of financial management positions prior to his election as Controller.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Common Stock of the Company is traded on The Nasdaq Stock Market under the symbol TBCC. As of December 31, 2003, the Company had approximately 4,000 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings. Historically, the Company has not paid cash dividends and the Company has no intention to do so in the foreseeable future. In addition, the Company’s short-term and long-term credit facilities restrict its ability to declare cash dividends (see the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 4 to the consolidated financial statements).

     The following table sets forth for the periods indicated the high and low sales prices for the Company’s Common Stock on the Nasdaq National Market System.

	Price Range
	High	Low
Quarter ended
03/31/02	$16.20	$10.46
06/30/02	16.80	12.06
09/30/02	16.00	9.46
12/31/02	13.00	9.80
03/31/03	14.73	11.81
06/30/03	19.30	13.58
09/30/03	26.84	16.55
12/31/03	30.30	24.78

Item 6.	SELECTED FINANCIAL DATA

     Set forth below is selected financial information of the Company for each year in the five-year period ended December 31, 2003. The selected financial information should be read in conjunction with the consolidated financial statements of the Company and notes thereto which appear elsewhere in this Report. Specific reference should be made to the discussions of the acquisitions during 2003 of Merchant’s, Incorporated and NTW, Incorporated in Note 3 to the consolidated financial statements. Information regarding the 2000 acquisition of Tire Kingdom, Inc. was last included in Note 3 to the consolidated financial statements included in Form 10-K for the year ended December 31, 2002. The Company did not declare any cash dividends during the five-year period ended December 31, 2003.

	Year ended December 31,
	2003	2002	2001	2000	1999
INCOME STATEMENT DATA (a):
Net sales (b)	$1,318,531	$1,109,663	$1,009,278	$902,740	$743,050
Gross profit	434,131	301,843	264,977	198,247	129,559
Net income	33,359	27,382	21,010	18,724	17,939
Diluted earnings per share	1.47	1.25	.98	.88	.85
Average shares and equivalents outstanding	22,743	21,966	21,386	21,191	21,189
BALANCE SHEET DATA (a):
Total assets	$781,977	$473,871	$462,960	$451,567	$348,683
Working capital	137,358	166,616	167,207	156,644	113,669
Long-term debt	208,620	79,700	101,000	113,531	47,000
Stockholders’ equity	263,395	223,120	194,319	174,052	156,382

(a)	In thousands, except per share amounts.

(b)	Net sales include revenues from sales of products and services, plus franchise and royalty fees, less estimated returns, allowances and customer rebates. Reported net sales include sales to related parties of $82,010 in 2003, $100,406 in 2002, $92,813 in 2001, $86,961 in 2000 and $78,880 in 1999.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2003 Compared to 2002:

         The Company has two operating segments: retail and wholesale. The retail segment includes the franchised retail tire business conducted by Big O Tires, Inc., as well as the operation of retail tire and service centers by Tire Kingdom, Inc., Merchant’s, Incorporated (“Merchant’s”) and NTW Incorporated (“NTW”). As discussed in Note 3 to the consolidated financial statements, Merchant’s was acquired by TBC on April 1, 2003 and NTW and its operations were acquired from Sears, Roebuck & Co. on November 29, 2003. The Company’s 2003 consolidated results from operations include the results from these companies since the date they were acquired. The Company’s wholesale segment markets and distributes TBC’s proprietary brands of tires, as well as other tires and related products, on a wholesale basis to distributors who resell to or operate independent tire dealers.

         Net sales (which equals revenues from sales of products and services, plus franchise and royalty fees, less estimated returns, allowances and customer rebates) increased 18.8% during 2003 versus the 2002 level. The $208.9 million increase in total net sales included a $222.2 million, or 43.4%, increase for the retail segment and a $13.3 million, or 2.2%, decline for the wholesale segment. The $222.2 million increase in retail net sales during 2003 included a $110.2 million increase in tire sales, a $108.8 million gain in service revenues at Company-operated stores, and a $3.2 million increase related to franchise and royalty fees and to sales of products other than tires. The increased retail tire sales dollars included a 24.2% gain in retail unit volume and a 5.7% increase in the average retail tire sales price. An increased number of franchised and Company-operated stores was the primary reason for the growth in retail tire volume and service revenues compared to the year-earlier level. At the end of December 2003, the Company had 40 more franchised stores and 369 more Company-operated stores than at December 31, 2002, with the acquisitions of Merchant’s in April 2003 and NTW in November 2003 adding 112 and 225 Company-operated stores, respectively, to the retail segment. The acquired Merchant’s stores contributed $126.0 million to 2003 retail sales during the nine months following the acquisition. For the one month following the NTW acquisition, the acquired NTW stores contributed net sales of $44.9 million. The $13.3 million decrease in net sales by the wholesale segment was primarily due to a 4.5% decline in unit tire shipments that exceeded the impact of a 3.4% increase in the average wholesale tire sales price.

         The percentage of total sales attributable to tires declined from 85% in 2002 to 79% in 2003, due to the impact of increased service revenues at Company-operated retail stores. Total unit tire volume in 2003 increased 4.5% compared to the 2002 level. In comparison, unit tire shipments for the replacement tire industry as a whole increased approximately 1.7% during 2003 (based on preliminary data). Average tire sales prices for the Company as a whole increased 6.4% compared to a year earlier, due largely to favorable mix changes.

         Gross profit as a percentage of net sales increased from 27.2% in 2002 to 32.9% in 2003. The improved overall gross profit percentage was largely due to the increased contribution from the retail segment and from the increased level of service revenues within the retail segment. In addition, the Company’s growth over the past several years has resulted in greater purchasing leverage and an improvement in net purchase costs from tire suppliers. Gross profit percentages on sales by the Company’s retail segment increased from 42.5% in 2002 to 47.2% in 2003. Wholesale margins as a percentage of sales increased from 14.1% in 2002 to 15.0% in 2003.

         Distribution expenses as a percentage of net sales decreased from 4.8% in 2002 to 4.7% in 2003, due primarily to improved cost leveraging associated with the above-mentioned acquisitions as well as improved efficiencies related to warehousing and product delivery.

         Selling, administrative and retail store expenses increased by $114.3 million in 2003 compared to 2002. The increase was due principally to the greater number of Company-operated retail stores, including the 112 stores added on April 1, 2003 as a result of the Merchant’s acquisition and the 225 NTW stores added at the end of November 2003. Expenses for such retail stores include payroll, operating and service-related costs, in addition to certain other selling and administrative expenses. Excluding the impact of expenses associated with the Company-operated stores added during 2002 and 2003, selling, administrative and retail store expenses increased by $5.7 million, or 3.1%, in 2003 compared to the 2002 level. The increased expenses after deducting the impact of new stores was largely due to the impact of general inflation and various other cost increases in both the retail and wholesale segments.

         Net interest expense increased by $1.7 million during 2003 compared to 2002, due largely to a 21.5% increase in average borrowing levels. Borrowings necessary to fund the acquisitions of Merchant’s and NTW caused average borrowing levels to increase, but the impact was somewhat offset by the Company’s cash from operations which totaled $37.7 million during the year. The impact of amended credit facilities associated with the acquisitions caused interest rate spreads to increase; however, average borrowing rates were 2.3% lower in 2003 than in 2002 due to a decline in market interest rates. In both 2003 and 2002, the Company made significant efforts to keep interest rate spreads and borrowing rates to a minimum.

         Net other income in 2003 was relatively unchanged compared to the year-earlier level, increasing by 5.6%. A net decrease in the Company’s equity in operating results from joint ventures, which in 2003 included a $744,000 charge in connection with the exit from a joint venture, was more than offset by an aggregate increase in other income items.

         The Company’s effective tax rate was 35.6% in 2003 compared to 37.3% in 2002, due principally to reduced provisions for state income taxes.

         Earnings per diluted share were $1.47 in 2003 and $1.25 in 2002. Earnings per diluted share in 2003 included a charge of approximately $0.02 in conjunction with the above-noted exit from a joint venture. Excluding the effect of this item, earnings in 2003 would have been approximately $1.49 per diluted share, an increase of 19.2% compared to the 2002 level.

2002 Compared to 2001:

     Net sales for 2002 increased 9.9% from the 2001 level. The $100.4 million increase in total net sales included a $66.2 million, or 14.8%, increase for the retail segment and a $34.2 million, or 6.1%, increase for the wholesale segment. The $66.2 million increase in retail net sales during 2002 included a $33.4 million increase in tire sales, a $30.2 million gain in service revenues at Company-operated stores, and a $2.6 million increase related to franchise and royalty fees and to sales of products other than tires. The increased retail tire sales dollars included a 7.7% gain in retail unit volume and a 2.6% increase in the average retail tire sales price. Sales by the retail segment were favorably affected by an increase in the number of Company-operated and franchised stores in the Company’s retail systems. At the end of 2002, the Company had a total of 758 stores in its two retail systems compared to 686 stores at December 31, 2001. The $34.2 million increase in net sales by the wholesale segment included a 4.4% increase in unit tire shipments and a 2.4% increase in the average wholesale tire sales price.

     The percentage of total sales attributable to tires was 85% in 2002 compared to 86% in 2001. Total unit tire volume in 2002 increased 5.4% compared to the 2001 level. In comparison, unit tire shipments for the replacement tire industry as a whole declined approximately 0.3% during 2002. Average tire sales prices for the Company as a whole increased 2.7% in 2002 compared to 2001, due principally to favorable mix changes.

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

LIQUIDITY AND CAPITAL RESOURCES

         On March 31, 2003, the Company executed a new borrowing agreement with a group of 11 banks, which replaced its existing bank borrowing facilities. On November 29, 2003, the new agreement was amended and restated to enable the Company to consummate its acquisition of NTW Incorporated. The amended and restated agreement includes a term loan facility and a revolving loan facility, both of which mature on April 1, 2008. The revolving loan facility allows the Company to borrow up to $121.5 million, with the option to increase that amount by an additional $28.5 million. At December 31, 2003, $29.1 million was borrowed under the revolving loan facility and $147.3 million was outstanding under the term loan facility. The Company’s long-term debt at the end of 2003 also included a total of $77.5 million in Senior Notes. Of the total $253.9 million borrowed at December 31, 2003 under these combined credit arrangements, $57.1 million was classified as current on the Company’s balance sheet and the remaining $196.8 million was considered noncurrent.

         Under its agreements with the respective lenders, the Company is subject to certain financial covenants dealing with, among other things, the Company’s funded indebtedness, leverage, fixed charge coverage ratio, accounts receivable and inventories. The agreements also include certain restrictions which affect the Company’s ability to incur additional debt, acquire other companies, make certain investments, repurchase its own common stock, sell or place liens upon assets, provide guarantees and pay cash dividends. The Company was in compliance with all of its borrowing covenants as of December 31, 2003 and for the year then ended. The bank credit facilities are collateralized by substantially all of the Company’s assets and contain certain cross-default provisions in conjunction with the Senior Notes.

         The Company had working capital of $137.4 million at December 31, 2003 and its current ratio was 1.50. During 2003, total cash generated by operating activities totaled $37.7 million. The Company’s strong annual cash flow, solid financial position and sizable credit facilities allowed it to make the acquisitions of Merchant’s, Incorporated on April 1, 2003 and NTW Incorporated on November 29, 2003 (see Note 3 to the consolidated financial statements). The Company was also able to fund capital expenditures totaling $21.0 million in 2003. Capital expenditures, including those during 2003 and 2002, have historically been primarily for equipment and tire molds. The Company had no material commitments for capital expenditures at the end of 2003. The Company expects to fund 2004 day-to-day operating expenses and normally recurring capital expenditures out of operating funds and its present financial resources. The Company expects its future growth to include additional strategic acquisitions such as the acquisitions during 2003 of Merchant’s and NTW. Significant future acquisitions could require additional capital resources and would involve new or amended credit facilities. See “Forward-Looking Statements and Risks” below, which identifies certain risks associated with the Company’s acquisition strategy, as well as many of the other factors which influence the Company’s operating results, its future growth potential and the industry in which it operates.

OFF-BALANCE SHEET ARRANGEMENTS

         Financial guarantees - As discussed in Note 11 to the consolidated financial statements, the Company’s Big O Tires, Inc. subsidiary has provided certain financial guarantees associated with real estate leases and financing of its franchisees. Although the guarantees were issued in the normal course of business to meet the financing needs of its franchisees, they represent credit risk in excess of the amounts reported on the balance sheet as of December 31, 2003. The contractual amounts of the guarantees, which represent the Company’s maximum exposure to credit loss in the event of non-performance by the franchisees, totaled $3,874,000 as of December 31, 2003. The credit risk associated with these guarantees is essentially the same as that involved in extending loans to the franchisees. Big O evaluates each franchisee’s creditworthiness and requires that sufficient collateral and security interests be obtained by the third party lenders or lessors, before the guarantees are issued. There are no cash requirements associated with the guarantees, except in the event that an actual financial loss is subsequently incurred due to non-performance by the franchisees.

     Variable Interest Entities - As discussed in Note 13 to the consolidated financial statements, in January 2003 and December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R provide guidance on the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (VIE’s), by the primary beneficiary of the entity and also require certain disclosures by primary beneficiaries and other significant variable interest holders. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. The guidance of FIN 46 was immediately applicable for VIE’s created after January 31, 2003. In applying such guidance for purposes of determining whether an entity is a VIE, the Company has reviewed arrangements created after that date in which it has: 1) an economic interest in an entity or obligations to that entity; 2) issued guarantees related to the liabilities of an entity; 3) transferred assets to an entity; 4) managed the assets of an entity; or 5) leased assets from an entity or provided that entity with financing. For any VIE’s created prior to February 1, 2003, the Company will perform such analysis for the quarter ending March 31, 2004.

     As of December 31, 2003, the Company has determined that it holds interests in certain VIE’s created after January 31, 2003 in connection with the franchise business activities conducted at its Big O Tires, Inc. subsidiary. However, there were no material expected losses that the Company would have been required to absorb nor were there any significant residual returns that the Company expected to receive from such entities as of December 31, 2003, and therefore no VIE’s are included in the consolidated financial statements of the Company as of December 31, 2003 and for the year then ended.

CONTRACTUAL OBLIGATIONS

         In addition to the debt obligations discussed in the Liquidity and Capital Resources section, the Company has operating and capital lease commitments as set forth in Note 6 to the consolidated financial statements. The table below summarizes the Company’s known material contractual obligations as of December 31, 2003 (in thousands).

	Payments Due by Period
		Within			After
	Total	1 year	2-3 Years	4-5 Years	5 Years
Contractual Obligations
Long-term debt	$224,834	$28,059	$80,886	$90,889	$25,000
Short-term debt	29,100	29,100	—	—	—
Capital lease obligations	12,509	664	1,711	2,062	8,072
Operating lease obligations	826,778	83,631	155,487	131,282	456,378

Total contractual obligations	$1,093,221	$141,454	$238,084	$224,233	$489,450

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

         Net sales - Net sales include revenues from sales of products and services, plus franchise and royalty fees charged to Big O franchisees, less estimated returns, allowances and customer rebates. Sales are recognized at the time products are shipped or services are rendered and the estimated costs of returns, allowances and rebates are accrued at the same time. Historically, management’s estimates for the costs of returns, allowances and rebates have not been materially different than the actual costs later incurred. Each Big O franchisee is required to pay an initial franchise fee as well as monthly royalty fees of 2% of gross sales. Initial franchise fees are deferred and recognized when all material services or conditions relating to the sale or transfer of the franchise have been substantially completed.

         Allowance for doubtful accounts and notes - The Company maintains an allowance for doubtful accounts and notes for estimated losses resulting from the inability of its customers to make required payments. The allowance is based on review of the overall condition of receivable balances and review of significant past due accounts. The Company evaluated its allowance for doubtful account at December 31, 2003 and determined that such amount was adequate but not excessive, based on facts and conditions known at that time. If the financial condition of the Company’s customers were to deteriorate in such a way as to impair their ability to make payments, additional allowances may be required.

         Inventories - Inventories, consisting of tires and other automotive products held for resale, are valued at the lower of cost or market. Certain inventories are valued using the last in-first out method; however, the amount by which the current costs of those inventories exceeded the LIFO value did not change significantly from December 31, 2002 to December 31, 2003 and thus the reported results would not have been materially different under a different inventory costing method.

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

         Warranty costs - The costs of anticipated adjustments for workmanship and materials that are the responsibility of the Company are estimated based on historical experience and charged against earnings currently. Management reviews these estimates on a regular basis and adjusts the warranty provisions as actual experience differs from historical estimates or other information becomes available. During 2003, accruals for warranty expenses were adjusted to reflect changes in purchasing arrangements with certain suppliers that caused the Company’s responsibility for warranty costs to be lessened. Reserves for future warranty claims and service are included in liabilities in the balance sheets.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         See “Recent Accounting Pronouncements” in Note 1 to the consolidated financial statements for a complete discussion of the impact of recently issued accounting standards on the Company’s consolidated financial statements as of December 31, 2003 and for the year then ended, as well as the expected impact on the financial statements for future periods.

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

         The Company is exposed to certain financial market risks. The most predominant of these risks is the fluctuation in interest rates associated with bank borrowings, since changes in interest expense affect the Company’s operating results. At December 31, 2003, the Company owed a total of $176.4 million to banks under its credit facilities, of which $160.5 million was not hedged by interest-rate swap agreements and was thus subject to market risk for a change in interest rates. If interest rates increase by 25 basis points, the Company’s annual interest expense would increase by approximately $401,000 based on the outstanding balance which was not hedged at December 31, 2003. See Note 5 to the consolidated financial statements for information regarding the Company’s interest rate swap agreements.

         The Company has no significant foreign currency translation risks, since its sales to customers located outside the United States are made and settled in U.S. dollars.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information required by this Item 8 are included on the following 22 pages of this Report.

PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
1000 Morgan Keegan Tower
Fifty North Front Street
Memphis, TN 38103
Telephone (901) 522 2000
Facsimile (901) 523 2045

Report of Independent Auditors

To the Board of Directors and Stockholders of
TBC Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of TBC Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Statement No. 142, “Goodwill and Other Intangible Assets,” during 2002.

PricewaterhouseCoopers LLP

February 6, 2004, except for Note 3 for which the date is March 10, 2004; and
Note 13 for which the date is March 12, 2004.

TBC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	December 31,
	2003	2002
CURRENT ASSETS:
Cash and cash equivalents	$2,645	$2,319
Accounts and notes receivable, less allowance for doubtful accounts of $8,260 in 2003 and $8,701 in 2002:
Related parties	12,535	16,507
Other	109,962	103,201

Total accounts and notes receivable	122,497	119,708
Inventories	265,317	170,867
Refundable federal and state income taxes	76	—
Deferred income taxes	11,359	12,364
Other current assets	11,136	12,515

Total current assets	413,030	317,773

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land and improvements	12,100	6,068
Buildings and leasehold improvements	100,379	28,795
Furniture and equipment	93,710	64,052

	206,189	98,915
Less accumulated depreciation	56,618	42,993

Total property, plant and equipment	149,571	55,922

TRADEMARKS, NET	15,824	15,824

GOODWILL, NET	169,184	58,381

OTHER ASSETS	34,368	25,971

TOTAL ASSETS	$781,977	$473,871

The accompanying notes are an integral part of the consolidated financial statements.

TBC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2003	2002
CURRENT LIABILITIES:
Outstanding checks, net	$11,411	$4,209
Notes payable to banks	29,100	35,000
Current portion of long-term debt and capital lease obligations	28,723	18,500
Accounts payable, trade	114,708	45,200
Federal and state income taxes payable	—	767
Accrued warranty expenses	22,544	10,543
Other current liabilities	69,186	36,938

Total current liabilities	275,672	151,157

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	208,620	79,700

NONCURRENT LIABILITIES	26,400	14,243

DEFERRED INCOME TAXES	7,890	5,651

STOCKHOLDERS’ EQUITY:
Common stock, $.10 par value, shares issued and outstanding - 21,905 in 2003 and 21,292 in 2002	2,190	2,129
Additional paid-in capital	23,898	16,687
Other comprehensive income (loss)	(1,637)	(1,281)
Retained earnings	238,944	205,585

Total stockholders’ equity	263,395	223,120

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$781,977	$473,871

The accompanying notes are an integral part of the consolidated financial statements.

TBC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years ended December 31,
	2003	2002	2001
NET SALES *	$1,318,531	$1,109,663	$1,009,278
COST OF SALES	884,400	807,820	744,301

GROSS PROFIT	434,131	301,843	264,977

EXPENSES:
Distribution expenses	61,356	53,136	50,694
Selling, administrative and retail store expenses	313,109	198,775	171,099
Interest expense - net	10,409	8,703	11,188
Other (income) expense - net	(2,547)	(2,411)	(2,968)

Total expenses	382,327	258,203	230,013

INCOME BEFORE INCOME TAXES	51,804	43,640	34,964
PROVISION FOR INCOME TAXES	18,445	16,258	13,954

NET INCOME	$33,359	$27,382	$21,010

EARNINGS PER SHARE -
Basic	$1.54	$1.29	$1.00

Diluted	$1.47	$1.25	$.98

*	Including sales to related parties of $82,010, $100,406 and $92,813 in the years ended December 31, 2003, 2002 and 2001, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

TBC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Years ended December 31, 2001, 2002 and 2003
				Other
	Common Stock		Additional	Compre- hensive
	Number of		Paid-In	Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total
BALANCE, JANUARY 1, 2001	20,939	$2,094	$9,760	—	$162,198	$174,052
Net income for 2001					21,010	21,010
Issuance of common stock under stock option and incentive plans, net	269	27	1,825	—	—	1,852
Repurchase and retirement of common stock	(205)	(21)	(103)	—	(2,059)	(2,183)
Tax benefit from exercise of stock options	—	—	301	—	—	301
Other comprehensive loss associated with interest rate swap agreements, net of tax	—	—	—	(713)	—	(713)

BALANCE, DECEMBER 31, 2001	21,003	2,100	11,783	(713)	181,149	194,319
Net income for 2002					27,382	27,382
Issuance of common stock under stock option and incentive plans, net	519	52	4,084	—	—	4,136
Repurchase and retirement of common stock	(230)	(23)	(139)	—	(2,946)	(3,108)
Tax benefit from exercise of stock options	—	—	959	—	—	959
Change in other comprehensive loss associated with interest rate swap agreements, net of tax	—	—	—	(177)	—	(177)
Minimum pension liability adjustment, net of tax	—	—	—	(391)	—	(391)

BALANCE, DECEMBER 31, 2002	21,292	2,129	16,687	(1,281)	205,585	223,120
Net income for 2003					33,359	33,359
Issuance of common stock under stock option and incentive plans, net	613	61	5,391	—	—	5,452
Tax benefit from exercise of stock options	—	—	1,820	—	—	1,820
Change in other comprehensive loss associated with interest rate swap agreements, net of tax	—	—	—	331	—	331
Change in minimum pension liability adjustment, net of tax	—	—	—	(37)	—	(37)
Foreign currency translation adjustment	—	—	—	(650)	—	(650)

BALANCE, DECEMBER 31, 2003	21,905	$2,190	$23,898	$(1,637)	$238,944	$263,395

The accompanying notes are an integral part of the consolidated financial statements.

TBC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2003	2002	2001
Operating Activities:
Net income	$33,359	$27,382	$21,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,159	12,665	11,192
Amortization of intangible assets	69	24	2,801
Amortization of other comprehensive income	(309)	83	226
Provision for doubtful accounts and notes	4,267	2,861	2,607
(Gain) loss on sale of fixed assets	23	(14)	(485)
Deferred income taxes	4,423	169	(810)
Equity in (earnings) loss from joint ventures	128	24	(364)
Changes in operating assets and liabilities, net of effects of assets and liabilities acquired:
Receivables	(5,847)	(7,329)	(614)
Inventories	(42,277)	3,338	(4,098)
Other current assets	1,561	(426)	(7,762)
Other assets	1,925	2,320	582
Accounts payable, trade	14,283	(8,027)	(21,447)
Federal and state income taxes refundable or payable	987	4,488	1,051
Other current liabilities	4,393	5,301	(1,168)
Noncurrent liabilities	2,566	2,564	1,260

Net cash provided by operating activities	37,710	45,423	3,981

Investing Activities:
Purchase of property, plant and equipment	(21,017)	(15,155)	(12,051)
Acquisition of Merchant’s, Inc., net of cash acquired	(58,477)	—	—
Acquisition of NTW Incorporated, net of cash acquired	(225,914)	—	—
Purchase of net assets of retail tire stores, net of cash acquired	—	(11,154)	(3,644)
Proceeds from disposition of commercial division of Merchant’s, Inc.	5,600	—	—
Proceeds from sale of real estate under operating leases, net	134,050	—	—
Distributions received from joint ventures and other entities (net of investments made)	1,694	466	(4,932)
Net proceeds from asset dispositions	2,593	1,022	10,808
Other	—	—	114

Net cash used in investing activities	(161,471)	(24,821)	(9,705)

Financing Activities:
Net bank borrowings (repayments) under short-term borrowing arrangements	(5,900)	800	22,207
Increase (decrease) in outstanding checks, net	3,245	(1,707)	(4,121)
Proceeds from long-term debt, net of financing costs	133,862	—	2,472
Proceeds from capital leases from sale of real estate, net	3,594	—	—
Payments on long-term debt and capital lease obligations	(15,300)	(20,533)	(13,855)
Issuance of common stock under stock option and incentive plans	4,586	3,967	1,821
Repurchase and retirement of common stock	—	(3,108)	(2,183)

Net cash provided by (used in) financing activities	124,087	(20,581)	6,341

Increase in cash and cash equivalents	326	21	617
Cash and cash equivalents:
Balance - Beginning of year	2,319	2,298	1,681

Balance - End of year	$2,645	$2,319	$2,298

TBC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Years ended December 31,
	2003	2002	2001
Supplemental Disclosures of Cash Flow Information:
Cash paid for - Interest	$9,920	$8,589	$11,578
- Income Taxes	13,035	11,601	13,713

Supplemental Disclosure of Non-Cash Financing Activity:
Tax benefit from exercise of stock options	$1,820	$959	$301
Issuance of restricted stock under stock incentive plan, net of shares received for tax withholding	866	169	31
Conversion of capital lease obligations	—	—	91

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
On April 1, 2003, the Company completed the acquisition of Merchant’s, Incorporated for a purchase price of $57,494, plus applicable closing costs. The acquisition was accounted for under the purchase method, as follows:

Estimated fair value of assets acquired	$53,956
Goodwill	49,645
Cash paid, net of cash acquired	(58,477)

Liabilities assumed	$45,124

On November 29, 2003, the Company completed the acquisition of NTW Incorporated for a purchase price of $225,000, plus applicable closing costs. Contemporaneously with the closing of the acquisition, the Company sold and leased back 86 retail stores under operating leases and received net proceeds of $132,185. The transaction was accounted for under the purchase method, as follows:

Estimated fair value of assets acquired, including fees to be amortized, net of assets disposed of in sale and leaseback transaction	$104,016
Goodwill	60,652
Cash paid, net of cash acquired	(225,914)
Cash received from sale and leaseback transactions, net of transaction costs	132,185

Liabilities assumed	$70,939

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

Operations

         The Company is principally engaged in the marketing and distribution of tires in the automotive replacement market, through both wholesale and retail channels. The Company’s wholesale customers include retailers and other wholesalers, primarily in the United States, Canada and Mexico. The Company operates retail tire and automotive service centers, primarily in the eastern two-thirds of the United States, under its Tire Kingdom, Merchant’s Tire & Auto Centers, and National Tire & Battery business units. Through its subsidiary Big O Tires, Inc., the Company also acts as a franchisor of independent retail tire and automotive service stores located primarily in the western and midwestern United States.

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

         Equity investments - The Company has invested in certain tire distributors and independent tire dealers. The investments in these 50% or less-owned entities are accounted for using the equity method and are included in other assets on the balance sheets. The carrying value of such equity investments totaled $10,754,000 and $13,982,000 at December 31, 2003 and 2002, respectively. For its share of earnings and losses from such equity investments, the Company recorded net losses of $128,000 in 2003 and $24,000 in 2002 and earnings of $364,000 in 2001. The net loss recorded during 2003 included a $744,000 charge in connection with the Company’s exit from a joint venture.

         Cash equivalents - Cash equivalents consist of short-term, highly liquid investments which are readily convertible into cash.

         Inventories - Inventories, consisting of tires and other automotive products held for resale, are valued at the lower of cost or market. Certain inventories are valued using the last in-first out method and the current costs of those inventories exceeded the LIFO value by $1,595,000 and $1,389,000 at December 31, 2003 and 2002, respectively.

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

         Property, plant and equipment - Depreciation is computed principally using the straight-line method, over estimated lives of 3-15 years for furniture and equipment and 20-40 years for buildings and leasehold improvements. In situations where lease terms are for a period of less than 20 years, leasehold improvements are depreciated over the life of the lease. Amounts expended for maintenance and repairs are charged to operations, and expenditures for major renewals and betterments are capitalized. When property, plant and equipment is retired or otherwise disposed of, the related gain or loss is included in the results of operations.

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

         Goodwill, Trademarks and Other Intangible Assets - Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. Goodwill was recorded as a result of the Company’s acquisitions of Merchant’s, Incorporated and NTW Incorporated in 2003, as well as the purchase of the net assets of certain other retail tire stores during 2002 and 2001. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Under SFAS No. 142, goodwill and other indefinite-lived intangible assets are no longer amortized but are tested for impairment annually, with charges being recorded only if impairment is found to exist. SFAS No. 142 requires the fair values of these intangible assets to be assigned to the Company’s “reporting units” and tested accordingly, with a reporting unit being defined as an operating segment or one level below a segment if discrete financial information is prepared and reviewed regularly by management. No impairment to the recorded value of the Company’s indefinite-lived assets was found to exist as a result of the required testing.

         Expenses for the year ended December 31, 2001 included amortization of goodwill and trademarks of $2,755,000. If SFAS No. 142 had been in effect during 2001 and amortization had not been recorded, net income would have been approximately $2,480,000 greater than the reported total of $21,010,000 and diluted earnings per share would have been approximately $1.10 compared to the reported total of $0.98.

         Long-lived assets - The Company periodically reviews the recoverability of intangible and other long-lived assets. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows of the specific assets and determine if the assigned value is recoverable or if an adjustment to the carrying value of the assets is necessary. The Company does not believe that there were any facts or circumstances which indicated an impairment of recorded assets as of December 31, 2003 or 2002.

         Net sales - Net sales include revenues from sales of products and services, plus franchise and royalty fees charged to Big O franchisees, less estimated returns, allowances and customer rebates. Sales are recognized at the time products are shipped or services are rendered and the estimated costs of returns, allowances and rebates are accrued at the same time. Each Big O franchisee is required to pay an initial franchise fee as well as monthly royalty fees of 2% of gross sales. Initial franchise fees are deferred and recognized when all material services or conditions relating to the sale or transfer of the franchise have been substantially completed.

         Warranty costs - The costs of anticipated adjustments for workmanship and materials that are the responsibility of the Company are estimated based on historical experience and charged against earnings currently. Management reviews these estimates on a regular basis and adjusts the warranty provisions as actual experience differs from historical estimates or other information becomes available. During 2003, accruals for warranty expenses were adjusted to reflect changes in purchasing arrangements with certain suppliers that caused the Company’s responsibility for warranty costs to be lessened. Reserves for future warranty claims and service, including those associated with acquired operations, totaled $29,394,000 and $10,997,000 at December 31, 2003 and 2002, respectively, of which a portion was classified as noncurrent in the balance sheets.

         Interest on early payments to suppliers for product - Interest income associated with early payments to suppliers for product is recorded as a reduction to cost of sales in the statements of income. This interest income represented 0.9% of net sales in 2003, 1.0% during 2002 and 1.2% in 2001.

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

	2003	2002	2001
Weighted average common shares outstanding	21,649	21,191	20,984
Common share equivalents	1,094	775	402

Weighted average common shares and equivalents outstanding	22,743	21,966	21,386

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

         The Company’s operations are managed through its Board of Directors, members of which owned or are affiliated with companies which owned approximately 7% of the Company’s common stock at December 31, 2003. Sales to a distributor represented on the Board, including affiliates of that distributor, accounted for approximately 3% of the Company’s net sales during 2003, 4% during 2002 and 5% in 2001. One major customer, unaffiliated with the board of directors or the Company, accounted for approximately 3% of net sales in 2003, 5% of net sales in 2002, and 4% in 2001. Sales to joint ventures and entities in which the Company has an ownership interest accounted for approximately 3% of the Company’s net sales during 2003, 5% in 2002 and 4% in 2001. Accounts receivable resulting from transactions with related parties are presented separately in the balance sheets.

3.	ACQUISITIONS IN 2003 OF MERCHANT’S, INCORPORATED AND NTW INCORPORATED

         On April 1, 2003, the Company acquired all of the outstanding capital stock of Merchant’s, Incorporated (“Merchant’s”), which was a privately-owned company operating 112 retail tire centers in the Mid-Atlantic region of the United States. The acquisition was made to increase the size and geographic reach of TBC’s retail store network and to enhance TBC’s purchasing, distribution and marketing economies. The acquisition was accounted for as a purchase, with total consideration of $57,494,000 payable by TBC at closing plus up to $15 million payable in the future depending upon the performance of the existing Merchant’s retail stores during the five year period beginning January 1, 2004. For the year ended December 31, 2002, Merchant’s had sales of $174.2 million, of which $154.6 million related to its retail business. The remaining sales in 2002 were attributable to Merchant’s commercial and retreading business which TBC sold effective April 30, 2003 for a net price of $5.6 million, with no gain being recognized.

         On November 29, 2003, the Company acquired all of the outstanding capital stock of NTW Incorporated from Sears, Roebuck and Co. NTW was operated as a separate operating division by Sears under the name National Tire & Battery (NTB), with 225 retail tire and automotive centers in 20 states generating annual revenues in excess of $425 million. Like the Merchant’s acquisition, the NTW acquisition was made to increase the size and geographic reach of TBC’s retail store network and further enhance TBC’s purchasing, distribution and marketing economies. The acquisition was accounted for as a purchase, with total consideration of $225 million financed through debt and sale/leaseback arrangements. Contemporaneously with the closing of the acquisition, the Company sold and leased back 86 retail tire stores owned by NTW, with net proceeds from that transaction totaling approximately $132 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.	ACQUISITIONS IN 2003 OF MERCHANT’S, INCORPORATED AND NTW INCORPORATED (Continued)

         The Company’s consolidated financial statements include the operating results of Merchant’s since April 1, 2003 and NTW since November 30, 2003. The following unaudited pro forma results (adjusted for items such as interest on required borrowings, differences in purchasing costs for goods, operating expenses, etc.) were prepared as if the companies had been combined as of January 1, 2002 and exclude an after-tax charge of $53,978,000 in 2002 by NTW for the cumulative effect of a change in accounting for goodwill. Such pro forma results give no consideration to anticipated changes in the mix of products and services offered by the acquired stores and the favorable effect that such changes would be expected to have on gross profit. Thus, the pro forma results do not purport to present what actual results of operations would have been or to project results for any future period. Pro forma net sales were $1,751,527,000 in 2003 and $1,727,358,000 in 2002. Pro forma net income was $34,251,000 in 2003 and $33,442,000 in 2002 and pro forma diluted earnings per share were $1.52 in both 2003 and 2002.

4.	NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

         On March 31, 2003, the Company executed a new borrowing agreement with a group of 11 banks, which replaced its existing bank borrowing facilities. On November 29, 2003, the new agreement was amended and restated to enable the Company to consummate its acquisition of NTW Incorporated. The amended and restated agreement includes a term loan facility and a revolving loan facility, both of which mature on April 1, 2008. The revolving loan facility allows the Company to borrow up to $121.5 million, with the option to increase that amount by an additional $28.5 million. Interest under each of the new facilities is at the eurodollar rate plus a variable rate between 1.75% and 2.75% dependent on the Company’s leverage ratio. The bank credit facilities are collateralized by substantially all of the Company’s assets and contain certain cross-default provisions in conjunction with the long-term Senior Notes described below. The credit facilities require the payment of certain commitment and administrative fees and contain certain financial covenants dealing with, among other things, the Company’s funded indebtedness, leverage, fixed charge coverage ratio, accounts receivable and inventories. The credit facilities also include certain restrictions which affect the Company’s ability to incur additional debt, acquire other companies, make certain investments, repurchase its own common stock, sell or place liens upon assets, provide guarantees and pay cash dividends.

         On April 1, 2003, the Company entered into a new agreement with a lender that allowed the Company to borrow $50 million under Series D variable rate Senior Notes, due April 16, 2009. Borrowings under the Series D Senior Notes were made April 16, 2003, with the proceeds being used to help finance the acquisition of Merchant’s (see Note 3). On November 29, 2003, the agreements under which the Company’s Series A, B,C and D Senior Notes were issued were amended to modify the interest rates payable thereunder and, among other things, incorporate all of the financial covenants and restrictions contained in the amended and restated bank credit facilities noted above. The Company’s obligations under the Senior Notes are collateralized by substantially all of the Company’s assets, with principal payments required to be made semi-annually and interest payable quarterly.

         The Company was in compliance with all of its borrowing covenants as of December 31, 2003 and for the year then ended. A total of $29,100,000 was borrowed under the bank revolving loan facility at December 31, 2003. The weighted average interest rate on short-term borrowings at December 31, 2003 and 2002 was 5.25% and 4.03%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.	NOTES PAYABLE TO BANKS AND LONG-TERM DEBT (Continued)

         Long-term debt and capital lease obligations on the balance sheets are summarized as follows (in thousands):

	December 31,
	2003	2002
8.30% Series A Senior Note	$—	$6,500
9.62% Series B Senior Note, due from 2004 through 2005	11,000	11,000
9.81% Series C Senior Note, due from 2006 through 2008	16,500	16,500
7.25% Series D Senior Note, due from 2007 through 2009	50,000	—
Variable-Rate Term Loan Payable to Banks, due from 2004 through 2008	147,334	63,000
Capital lease obligations	12,509	1,200

	237,343	98,200
Less current portion	28,723	18,500

	$208,620	$79,700

         Maturities of long-term debt and capital lease obligations are as follows: $28,723,000 due in 2004, $41,270,000 in 2005, $41,327,000 in 2006, $46,441,000 in 2007, $46,510,000 in 2008, and $33,072,000 thereafter.

5.	INTEREST RATE SWAP AGREEMENTS

         The Company has certain interest-rate swap agreements which are hedge instruments accounted for under Statement of Financial Accounting Standards No. 133, adopted by the Company on January 1, 2001. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires the recognition of all derivative instruments on the balance sheet at fair value. The Company’s interest-rate swap agreements expire over periods of five years or less and are cash-flow hedges since they are used to convert a portion of the Company’s variable-rate bank debt to fixed rates and thereby minimize earnings fluctuations caused by interest rate volatility. Changes in the fair value of interest-rate swaps are recorded in other comprehensive income, until earnings are affected by the variability of actual cash flows. As of December 31, 2003, deferred losses on interest-rate swaps, net of deferred taxes, totaled $559,000 and were included in other comprehensive income (loss) on the balance sheet. At the end of 2003, interest expense of approximately $617,000 was expected to be recorded within the next twelve months, in conjunction with the realization of assumed interest rates. For the year ended December 31, 2001, amounts included in the statement of income associated with the adoption and provisions of SFAS No. 133 were not material.

6.	LEASE COMMITMENTS

         The Company’s commitments under operating leases relate substantially to retail store locations and distribution facilities. In addition to rental payments, the Company is obligated in some instances to pay real estate taxes, insurance and certain maintenance costs. Leased capital assets are included in property, plant and equipment on the consolidated balance sheets. Other facilities and equipment are leased under arrangements that are accounted for as operating leases. Rental expense of $52,845,000, $35,623,000 and $29,441,000 was charged to operations in 2003, 2002 and 2001, respectively, after deducting sublease income of $4,169,000 in 2003, $4,429,000 in 2002 and $3,459,000 in 2001. Minimum rent is expensed on a straight-line basis over the terms of the operating leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.	LEASE COMMITMENTS (Continued)

         Future minimum capital and operating lease payments and the related present value of capital lease payments at December 31, 2003 were as follows (in thousands):

	Operating	Capital
Year	Leases	Leases
2004	$83,631	$2,294
2005	79,888	2,156
2006	75,599	2,154
2007	68,366	2,136
2008	62,916	2,050
Thereafter	456,378	12,586

Total minimum lease payments	826,778	23,376
Less - sublease income associated with operating leases	(28,494)

Net minimum lease payments	$798,284

Less - interest expense associated with capital leases		(10,867)

Present value of net minimum lease payments		$12,509

         In conjunction with the acquisition of NTW Incorporated in November 2003, the Company entered into a transaction whereby 86 retail stores were sold and leased back pursuant to leases that qualified and were accounted for as operating leases. The Company does not have any retained or contingent interests in the sold stores. Proceeds from this sale-leaseback transaction, net of related fees, totaled $132,185,000, with no gain being recognized since the net book value of the sold properties was the same as the fair market value. In addition to the NTW stores, certain other retail stores were sold and leased back during the year under sale-leaseback arrangements. The leases that resulted from these sale-leaseback transactions are included in the above table.

7.	INCOME TAXES

         The Company records income taxes using the liability method prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Income taxes provided for the years ended December 31, 2003, 2002 and 2001 were as follows (in thousands):

	2003	2002	2001
Current:
Federal	$13,149	$15,440	$12,539
State	873	649	2,225

	14,022	16,089	14,764
Deferred	4,423	169	(810)

	$18,445	$16,258	$13,954

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7. INCOME TAXES (Continued)

         The provision for deferred income taxes represents the change in the Company’s net deferred income tax asset or liability during the year, excluding deferred taxes related to other comprehensive income or loss and including the effect of any tax rate changes. Deferred income taxes arise from temporary differences between the tax basis of the Company’s assets and liabilities and their reported amounts in the financial statements. Deferred income tax assets of $1,355,000 were recorded in connection with the acquisition of Merchant’s in April 2003. No deferred income tax assets were recorded in connection with the November 2003 acquisition of NTW. The major components of deferred income tax assets and liabilities on the balance sheets are summarized as follows (in thousands):

	December 31,
	2003	2002
Deferred income tax assets:
Allowance for doubtful accounts	$3,211	$3,285
Warranty-related reserves	3,599	3,982
Insurance-related accruals	3,143	2,841
Compensation and retirement-related accruals	2,444	2,069
Lease accruals and related arrangements	3,195	2,719
Deferred revenues	897	645
Other comprehensive income/loss	588	794
Other deferred income tax assets	215	70

Total deferred income tax assets	$17,292	$16,405

Deferred income tax liabilities:
Trademarks and intangible assets	$7,867	$6,261
Accumulated depreciation	4,634	3,017
Inventory	1,118	208
Other deferred income tax liabilities	204	206

Total deferred income tax liabilities	$13,823	$9,692

Net deferred income tax asset	$3,469	$6,713

Balance sheet presentation:
Current deferred income tax asset	$11,359	$12,364
Noncurrent deferred income tax liability	7,890	5,651

Net deferred income tax asset	$3,469	$6,713

         A reconciliation of the statutory U. S. Federal income tax rate to the Company’s effective income tax rate is as follows:

	2003	2002	2001
Statutory U.S. Federal rate	35.0%	35.0%	35.0%
State income taxes	1.2	2.2	4.1
Other	(.6)	.1	.8

Effective tax rate	35.6%	37.3%	39.9%

         At December 31, 2003, certain of the Company’s consolidated subsidiaries had net operating loss carryforwards available in certain states. These state loss carryforwards are expected to be utilized prior to expiring in 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.	RETIREMENT PLANS

         The Company maintains employee savings plans under Section 401(k) of the Internal Revenue Code. Contributions are typically made by the Company to the 401(k) plans based on specified percentages of employee contributions, but may also include discretionary contributions. Expenses recorded for the Company’s contributions totaled $1,405,000 in 2003, $1,807,000 in 2002 and $1,274,000 in 2001.

         The Company has a defined benefit pension plan which covered less than 100 of its employees at the end of 2003. The benefits are based on years of service and the employee’s final compensation. The plan is funded by contributions by the Company, not to exceed the maximum amount that can be deducted for federal income tax purposes. The plan was amended as of December 31, 2001 to freeze accrued participant benefits by providing that years of service and compensation after that date shall not be taken into account in the calculation of plan benefits. Although no decision has been made to terminate the plan, it may be terminated at some point in the future (in accordance with the requirements of ERISA and the Pension Benefit Guaranty Corporation). The Company wrote off the remaining balance of its prepaid pension asset during 2001 and recorded an expense of $720,000. In 2003 and 2002, the Company recorded minimum pension liability adjustments of $59,000 and $624,000, respectively, related to the excess of accumulated benefit obligations over the underlying plan assets. Accumulated adjustments, reflected in other comprehensive income or loss on the balance sheets net of deferred income taxes, were $428,000 and $391,000 as of December 31, 2003 and 2002, respectively.

         The table which follows sets forth the defined benefit pension plan’s changes in projected benefit obligations for service rendered to date, changes in the fair value of plan assets, the funded status and amounts recognized in the Company’s balance sheets (in thousands):

	2003	2002
Actuarial present value of projected benefit obligations, at beginning of year	$(5,894)	$(5,867)
Service cost	(50)	—
Interest cost	(366)	(383)
Actuarial gain (loss)	(60)	(61)
Settlement gain	840	318
Benefits paid	134	86
Expenses paid	135	89
Amendments and other	—	(76)

Actuarial present value of projected benefit obligations, at end of year	(5,261)	(5,894)

Fair value of plan assets, at beginning of year	5,184	5,867
Return on plan assets	459	(107)
Benefits and expenses paid	(269)	(175)
Settlements	(1,031)	(401)

Fair value of plan assets, at end of year	4,343	5,184

Funded Status - plan assets under projected benefit obligation, at end of year	(918)	(710)
Unrecognized net loss from experience different from that assumed	683	548
Unrecognized prior service cost	—	76
Accumulated pension liability adjustment	(683)	(624)

Accrued benefit liability, at end of year	$(918)	$(710)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.	RETIREMENT PLANS (Continued)

         The net expense for the defined benefit plan for 2003, 2002 and 2001 was comprised of the following (in thousands):

	2003	2002	2001
Interest cost	$366	$383	$422
Service cost	50	—	250
Expected return on plan assets	(376)	(340)	(647)
Net amortization, deferral and settlement charges	109	43	5
Writeoff of prepaid pension asset	—	—	720

	$149	$86	$750

         The discount rates used in determining the actuarial present values of benefit obligations for the defined benefit plan were 6.25% in 2003 and 6.50% in 2002. Estimated increases in future compensation levels were not applicable due to the plan amendment freezing participant benefits. The expected long-term rate of return on assets was 7.5% in 2003 and 6% in 2002. Actuarial present values of accumulated benefit obligations were $5,261,000 at December 31, 2003 and $5,894,000 at December 31, 2002.

         The Company also has unfunded supplemental retirement plans for certain of its key executives, to provide benefits in excess of amounts permitted to be paid by its other retirement plans under current tax law. Expenses recorded for supplemental retirement benefits totaled $409,000 in 2003, $387,000 in 2002 and $215,000 in 2001. At December 31, 2003, the projected benefit obligation, computed using a 6.25% discount rate and 5% expected increase in future compensation, was $2,277,000. The accumulated benefit obligation, which was reflected as a noncurrent liability at December 31, 2003, totaled $1,498,000.

9.	STOCKHOLDERS’ EQUITY

         The Company is authorized to issue 50,000,000 shares of $.10 par value common stock. In addition, 2,500,000 shares of $.10 par value preferred stock are authorized, none of which were outstanding at December 31, 2003 or 2002.

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

         In 2002 and 2001, shares of the Company’s common stock were repurchased and retired under authorizations made by the Board of Directors. No common stock repurchases were made during 2003. As of December 31, 2003, the Company had unused authorizations from the Board for the repurchase of approximately 1,199,000 additional shares.

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

         The committee is authorized under the 1989 Plan to grant performance awards and restricted stock awards to officers and other key employees. Additionally, the 1989 Plan provides for the annual grant of restricted stock with a market value of $10,000 ($5,000 for years prior to 2003) to each non-employee director of the Company. Each of these shares of restricted stock is accompanied by four options, which are only exercisable under certain conditions and the exercise of which results in the forfeiture of the associated share of restricted stock. The options expire in one-third increments as the associated restricted stock vests. Such tandem options are not included in the totals shown below for outstanding options. At December 31, 2003, 2,660,000 shares were reserved for issuance under the 1989 and 2000 Plans.

         A summary of stock option activity during 2001, 2002 and 2003 is shown below:

			Weighted
			Average
	Option	Option Price	Exercise
	Shares	Range	Price
Outstanding at January 1, 2001
(902,139 exercisable)	1,891,992	$4.63 - $12.13	$7.67
Granted in 2001	640,500	5.63 - 8.70	6.78
Exercised in 2001	(268,302)	5.72 - 9.75	6.91
Forfeited in 2001	(46,049)	4.63 - 9.75	6.40

Outstanding at December 31, 2001
(1,113,628 exercisable)	2,218,141	$4.63 - $12.13	$7.53
Granted in 2002	539,490	11.59 - 13.05	13.03
Exercised in 2002	(501,673)	4.69 - 12.13	7.86
Forfeited in 2002	(34,723)	4.69 - 13.05	9.62

Outstanding at December 31, 2002
(1,116,947 exercisable)	2,221,235	$4.63 - $13.05	$8.76
Granted in 2003	621,284	12.62 - 29.70	13.13
Exercised in 2003	(540,574)	4.63 - 13.05	8.57
Forfeited in 2003	(129,136)	5.50 - 13.05	11.32

Outstanding at December 31, 2003
(1,117,383 exercisable)	2,172,809	$4.69 - $29.70	$9.91

         Additional information regarding stock options outstanding at December 31, 2003 is shown below:

	Outstanding Options			Exercisable Options
		Weighted	Weighted		Weighted
		Average	Average		Average
	Option	Exercise	Remaining	Option	Exercise
Option Price Range	Shares	Price	Term	Shares	Price
$4.69 - $ 8.50	845,282	$6.26	6.2 yrs.	712,447	$6.29
$8.51 - $13.00	860,493	11.43	7.8 yrs.	266,907	9.57
$13.01 - $29.70	467,034	13.70	8.1 yrs.	138,029	13.05

	2,172,809			1,117,383

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10.	STOCK OPTION AND INCENTIVE PLANS (Continued)

         As of December 31, 2003, 755,441 of the outstanding options contained a “reload” feature. Options granted by the committee with a reload feature provide for the grant of a new option, called a “reload option,” for a number of shares equal to the number of shares delivered by the optionee to pay the exercise price of the original option and to pay any tax withholding payments associated with the exercise of the original option.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Accordingly, no compensation expense has been recognized for the stock options granted in 2003, 2002 or 2001. Using fair value assumptions specified in SFAS No. 123, the weighted average per share value of options granted during 2003, 2002 and 2001 was $4.80, $5.16 and $2.81, respectively. Had compensation cost for such option grants been determined using such assumptions, results for the years ended December 31, 2003, 2002 and 2001 would have been as follows (in thousands):

	2003	2002	2001
Net income, as reported	$33,359	$27,382	$21,010
Add: Stock-based compensation included in reported net income, net of tax effects	159	78	97
Less: Total stock-based compensation expense determined using fair value assumptions, net of tax effects	(2,397)	(1,949)	(1,403)

Pro forma net income	$31,121	$25,511	$19,704

Earnings per share:
Basic - as reported	$1.54	$1.29	$1.00

- pro forma	1.44	1.20	0.94

Diluted - as reported	1.47	1.25	0.98

- pro forma	$1.37	$1.16	$0.92

         The fair value of each option granted in 2003, 2002 and 2001 was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: dividend yield of 0%; risk-free interest rates equal to zero-coupon governmental issues; and expected lives of 5.0 years in 2003 and 2002 and 4.9 years in 2001. The expected volatility percentages used for options granted were 36.4% in 2003, 36.3% for 2002 and 37.7% for 2001.

11.	FINANCIAL GUARANTEES AND CREDIT RISKS

         The Company’s Big O Tires, Inc. subsidiary has provided certain financial guarantees associated with real estate leases and financing of its franchisees. Although the guarantees were issued in the normal course of business to meet the financing needs of its franchisees, they represent credit risk in excess of the amounts reported on the balance sheet as of December 31, 2003. The contractual amounts of the guarantees, which represent the Company’s maximum exposure to credit loss in the event of non-performance by the franchisees, totaled $3,874,000 as of December 31, 2003, including $2,917,000 related to franchisee financing and $957,000 related to store and real estate leases. Most of the guarantees extend for more than five years and expire in decreasing amounts through 2009. The credit risk associated with these guarantees is essentially the same as that involved in extending loans to the franchisees. Big O evaluates each franchisee’s creditworthiness and requires that sufficient collateral (primarily inventories and equipment) and security interests be obtained by the third party lenders or lessors, before the guarantees are issued. There are no cash requirements associated with the guarantees, except in the event that an actual financial loss is subsequently incurred due to non-performance by the franchisees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

12.	SEGMENT INFORMATION

         The Company is principally engaged in the marketing and distribution of tires in the automotive replacement market and has two operating segments: retail and wholesale. The retail segment includes the franchised retail tire business conducted by Big O Tires, Inc., as well as the operation of retail tire and service centers by Tire Kingdom, Inc., Merchant’s, Incorporated and NTW Incorporated. The franchised and Company-operated retail systems are evaluated using similar operating measurements and are aggregated for segment reporting purposes since they have similar marketing concepts, distribution methods, customers and other economic characteristics. The wholesale segment markets and distributes the Company’s proprietary brands of tires, as well as other tires and related products, on a wholesale basis to distributors who resell to or operate independent tire dealers.

         Accounting policies of both the retail and wholesale segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its two segments based on earnings before interest, taxes, depreciation, amortization and any special items (Operational EBITDA). Special items considered in the determination of Operational EBITDA included a $744,000 charge recorded in 2003 in conjunction with the Company’s exit from a joint venture and a $720,000 charge recorded in 2001 related to the writeoff of a prepaid pension plan asset. Net sales by the wholesale segment to the retail segment are eliminated in consolidation and totaled $176,862,000, $164,899,000 and $159,020,000 in 2003, 2002 and 2001 respectively. Such intersegment sales had no effect on the Operational EBITDA of the individual reporting segments.

         Segment information for the three years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

	Retail	Wholesale	Total
Year ended December 31, 2003
Total assets	$520,222	$261,755	$781,977
Operating results -
Net sales to external customers	734,073	584,458	1,318,531
Operational EBITDA	51,147	30,038	81,185
Year ended December 31, 2002
Total assets	$238,678	$235,193	$473,871
Operating results -
Net sales to external customers	511,925	597,738	1,109,663
Operational EBITDA	33,592	31,440	65,032
Year ended December 31, 2001
Total assets	$221,104	$241,856	$462,960
Operating results -
Net sales to external customers	445,746	563,532	1,009,278
Operational EBITDA	32,810	28,055	60,865

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

13.	VARIABLE INTEREST ENTITIES

     In January 2003 and December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R provide guidance on the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (VIE’s), by the primary beneficiary of the entity and also require certain disclosures by primary beneficiaries and other significant variable interest holders. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. The guidance of FIN 46 was immediately applicable for VIE’s created after January 31, 2003. In applying such guidance for purposes of determining whether an entity is a VIE, the Company has reviewed arrangements created after that date in which it has: 1) an economic interest in an entity or obligations to that entity; 2) issued guarantees related to the liabilities of an entity; 3) transferred assets to an entity; 4) managed the assets of an entity; or 5) leased assets from an entity or provided that entity with financing. For any VIE’s created prior to February 1, 2003, the Company will perform such analysis for the quarter ending March 31, 2004.

     As of December 31, 2003, the Company has determined that it holds interests in VIE’s created after January 31, 2003 in connection with the franchise business activities conducted at its Big O Tires, Inc. subsidiary. The Company has identified thirty-nine (39) retail stores operated by Big O franchisees that meet the VIE conditions due to lending, leasing or guarantee arrangements. These stores make retail tire sales and provide automotive services to consumers under the trade name of Big O Tires through franchise agreements entered into with the Company’s subsidiary. Under the franchise agreements, Big O Tires, Inc. sells private-branded and other tires to the franchised stores and receives a 2% royalty on all revenues of the stores. As of December 31, 2003, the Company’s subsidiary had extended loans in the aggregate of $1,989,000, entered into leasing or subleasing arrangements for minimum payments totaling $3,765,000, and guaranteed loans on behalf of these franchisees totaling $1,982,000. During 2003, Big O Tires, Inc. recorded product sales of $5,929,000 and royalty fee revenues of $276,000 related to these 39 franchised stores opened after January 31, 2003. These 39 franchised stores had retail sales totaling $17,156,000 during that period. The Company was not the primary beneficiary for all of these 39 franchised stores and the Company’s consolidated financial statements as of December 31, 2003 and for the year then ended do not include the financial statements of such stores, since there were no material expected losses that the Company would have been required to absorb nor were there any significant residual returns that the Company expected to receive.

14.	LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings which are routine to the conduct of its business. The Company does not believe that any such routine litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

     SUPPLEMENTARY DATA:

QUARTERLY FINANCIAL INFORMATION

         Unaudited quarterly results for 2003 and 2002 are summarized as follows:

	(In thousands, except per share amounts)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2003
Net sales	$256,545	$328,843	$362,401	$370,742
Gross profit	76,395	108,658	114,206	134,872
Net income	5,470	7,859	10,531	9,499
Earnings per share -
Basic	0.26	0.36	0.48	0.43
Diluted	$0.25	$0.35	$0.46	$0.41

2002
Net sales	$249,704	$286,718	$295,455	$277,786
Gross profit	66,222	75,930	79,349	80,342
Net income	4,807	6,815	7,646	8,114
Earnings per share -
Basic	0.23	0.32	0.36	0.38
Diluted	$0.22	$0.31	$0.35	$0.37

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

Item 9A.	CONTROLS AND PROCEDURES

         The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in reports filed with the Securities and Exchange Commission for the Company and its consolidated subsidiaries.

         During the quarter ended December 31, 2003, there was no change in the Company’s system of internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning executive officers of the Company is set forth in Part I of this Report. The remaining information required by this Item 10 is set forth in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held April 28, 2004, under the captions “Election of Directors”, “Governance of the Company and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by this reference.

Item 11.	EXECUTIVE COMPENSATION

     The information required by this Item 11 is set forth in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held April 28, 2004, under the captions “Governance of the Company and Board Matters” and “Executive Compensation”, and, with the exception of the information disclosed in the Proxy Statement pursuant to Item 402(k) or 402(l) of Regulation S-K, is incorporated herein by this reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 is set forth in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held April 28, 2004, under the captions “Proposal to Approve 2004 Incentive Plan” and “Security Ownership of Management and Principal Stockholders”, and is incorporated herein by this reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is set forth in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held April 28, 2004, under the caption “Governance of the Company and Board Matters”, and is incorporated herein by this reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 is set forth in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held April 28, 2004, under the caption “The Company’s Independent Accountants”, and is incorporated herein by this reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1) FINANCIAL STATEMENTS

The following items, including consolidated financial statements of the Company, are set forth at Item 8 of this Report:

Report of Independent Auditors

Consolidated Balance Sheets - December 31, 2003, and 2002

Consolidated Statements of Income - Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(a)	(2) FINANCIAL STATEMENT SCHEDULES

Report of Independent Auditors (at p.43 of this Report)

Schedule II - Valuation and qualifying accounts (at p. 44 of this Report)

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)	(3) EXHIBITS - See Index to Exhibits included at p. 45 of this Report

(b)	During the quarter ended December 31, 2003, the Company filed the following reports on Form 8-K:

(1)	A Form 8-K dated October 21, 2003 was filed which included the text of the Company’s press release reporting its financial results for the quarter ended September 30, 2003.

(2)	A Form 8-K dated November 29, 2003 was filed which included the following:

(a)	Under Item 2, “ Acquisition or Disposition of Assets,” required information with respect to the Company’s acquisition of NTW Incorporated from Sears, Roebuck & Co.

(b)	Under Item 5, “Other Matters and Required FD Disclosure,” information regarding amended borrowing agreements entered into by the Company.

(c)	Exhibit 2.1, Stock Purchase Agreement dated September 21, 2003 related to the NTW acquisition.

(d)	Exhibit 2.2, First Amendment, dated as of November 28, 2003, to Stock Purchase Agreement related to the NTW acquisition.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

(e)	Exhibit 4.1, $273,500,000 Amended and Restated Credit Agreement dated as of November 29, 2003 among TBC Corporation and a group of 11 banks.

(f)	Exhibit 4.2, Amendment No. 1, dated as of November 29, 2003, to Second Amended and Restated Note Agreement between TBC Corporation and The Prudential Insurance Company of America.

(g)	Exhibit 4.3, Amendment No. 1, dated as of November 29, 2003, to Note Purchase Agreement among TBC Corporation and The Prudential Insurance Company of America.

(h)	Exhibit 4.4, Amendment No. 1, dated November 29, 2003, to Deed of Trust, Assignment of Leases and Security Agreement executed by TBC Corporation in favor of JP Morgan Chase Bank, as collateral agent and beneficiary.

(i)	Exhibit 4.5, Guarantee and Collateral Agreement, dated as of March 31, 2003, executed by TBC Corporation and its subsidiaries in favor of JP Morgan Chase Bank, as collateral agent.

(j)	Exhibit 4.6, First Amendment, dated November 29, 2003, to Guarantee and Collateral Agreement executed by TBC Corporation and its subsidiaries in favor of JP Morgan Chase Bank, as collateral agent.

(k)	Exhibit 4.7, Intercreditor Agreement, dated as of March 31, 2003, among various secured lenders of TBC Corporation.

(l)	Exhibit 4.8, First Amendment, dated as of November 29, 2003, to Intercreditor Agreement among various secured lenders of TBC Corporation.

(m)	Exhibit 10.1, Transition Services Agreement, dated November 29, 2003, by and between TBC Corporation and Sears, Roebuck & Co.

(n)	Exhibit 10.2, Purchase Agreement and Escrow Instructions, dated October 23, 2003, between TBC Corporation and Realty Income Corporation or its assignees, related to certain lease agreements to be executed by NTW.

(3)	A Form 8-K dated December 15, 2003 was filed which included the text of the Company’s press release providing its growth outlook for 2004.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TBC Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TBC CORPORATION
March 15, 2004	By:	/s/ LAWRENCE C. DAY

Lawrence C. Day
President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of TBC Corporation and in the capacities and on the dates indicated:

Name	Title	Date
/s/ LAWRENCE C. DAY Lawrence C. Day	President, Chief Executive Officer and Director	March 15, 2004

/s/ THOMAS W. GARVEY Thomas W. Garvey	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 15, 2004

* MARVIN E. BRUCE Marvin E. Bruce	Chairman of the Board of Directors	March 15, 2004

* GEORGE W. BRYAN George W. Bryan	Director	March 15, 2004

* MICHAEL E. DUNLAP Michael E. Dunlap	Director	March 15, 2004

* CHARLES A. LEDSINGER, JR. Charles A. Ledsinger, Jr.	Director	March 15, 2004

* WILLIAM J. McCARTHY William J. McCarthy	Director	March 15, 2004

* RICHARD A. McSTAY Richard A. McStay	Director	March 15 , 2004

* DONALD RATAJCZAK	Director	March 15, 2004
Donald Ratajczak

* ROBERT R. SCHOEBERL Robert R. Schoeberl	Director	March 15, 2004

* RAYMOND E. SCHULTZ Raymond E. Schultz	Director	March 15, 2004

*	The undersigned by signing his name hereto does sign and execute this Report on Form 10-K on behalf of each of the above-named directors of TBC Corporation pursuant to a power of attorney executed by each such director and filed with the Securities and Exchange Commission as an exhibit to this Report.

/s/ LAWRENCE C. DAY
Lawrence C. Day
Attorney-in-Fact

PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
1000 Morgan Keegan Tower
Fifty North Front Street
Memphis, TN 38103
Telephone (901) 522 2000
Facsimile (901) 523 2045

Report of Independent Auditors on
Financial Statement Schedule

To the Board of Directors and
   Stockholders of TBC Corporation

     Our audits of the consolidated financial statements referred to in our report dated February 6, 2004, except as to Note 3, for which the date is March 10, 2004; and Note 13, for which the date is March 12, 2004; appearing on page 17 of this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a) (2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

February 6, 2004, except for Note 3 for which the date is March 10, 2004; and
Note 13, for which the date is March 12, 2004

TBC CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands)

		Additions
		Charged	Charged
		to Costs	to
	Balance	and	Other			Balance
	January 1,	Expenses	Accounts	Deductions		December 31,
2003
Warranty reserve	$10,997	$3,750	$20,140 (1)	$5,493	(2)	$29,394
Allowance for doubtful accounts	8,701	4,267	83 (1)	4,791	(3)	8,260
2002
Warranty reserve	8,762	7,854	—	5,619	(2)	10,997
Allowance for doubtful accounts	7,737	2,861	—	1,897	(3)	8,701
2001
Warranty reserve	9,265	3,834	—	4,337	(2)	8,762
Allowance for doubtful accounts	7,831	2,607	—	2,701	(3)	7,737

(1)	Includes amounts for Merchant’s, Incorporated and NTW Incorporated as of the dates of their acquisition by TBC Corporation during 2003.

(2)	Amounts added during current year and payable at year end less amount payable at beginning of year.

(3)	Accounts written off during year, net of recoveries.

INDEX TO EXHIBITS

Located at
Manually
Numbered Page
(2)	PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION:

2.1	Stock Purchase Agreement, dated March 25, 2003, by and among TBC Corporation, Linda Merchant Bell, Carol Merchant Kirby, and Wilson C. Merchant III was filed as Exhibit 2.1 to the TBC Corporation Current Report on Form 8-K dated April 1, 2003	*

2.2	Stock Purchase Agreement, dated as of September 21, 2003, by and between TBC Corporation and Sears, Roebuck and Co., was filed as Exhibit 2.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.	*

2.3	First Amendment, dated as of November 28, 2003, to Stock Purchase Agreement, dated September 21, 2003, by and between TBC Corporation and Sears, Roebuck & Co. was filed as Exhibit 2.2 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003.	*

(3)	ARTICLES OF INCORPORATION AND BY-LAWS:

3.1	Certificate of Incorporation of TBC Corporation, restated as of August 6, 1987, as amended by Certificate of Amendment to Restated Certificate of Incorporation dated April 24, 1992, was filed as Exhibit 4.1 to the TBC Corporation Registration Statement on Form S-8 (Reg. No. 333-48802) filed on October 27, 2000	*

3.2	By-Laws of TBC Corporation as amended through April 22, 1998.	52

(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

4.1	Amended and Restated Rights Agreement, dated as of July 23, 1998, between TBC Corporation and BankBoston, N.A., as Rights Agent, including as Exhibit A thereto the form of Rights Certificate, was filed as Exhibit 4.1 to the TBC Corporation Form 8-A/A-1 Registration Statement filed with the Commission on July 30, 1998.	*

4.2	$273,500,000 Amended and Restated Credit Agreement, dated as of November 29, 2003, among TBC Corporation, the Lenders party thereto, U.S. Bank National Association, as Documentation Agent, SunTrust Bank, as Syndication Agent, First Tennessee Bank National Association, as Administrative Agent, and JP Morgan Chase Bank, as Co-Administrative Agent was filed as Exhibit 4.1 the TBC Corporation Current Report on Form 8-K dated November 29, 2003.	*

4.3	Second Amended and Restated Note Agreement, dated as of April 1, 2003, between TBC Corporation and The Prudential Insurance Company of America, was filed as Exhibit 4.2 to the TBC Corporation Current Report on Form 8-K dated April 1, 2003.	*

Located at
Manually
Numbered Page
4.4	Amendment No. 1, dated as of November 29, 2003, to Second Amended and Restated Note Agreement, dated as of April 1, 2003, between TBC Corporation and The Prudential Insurance Company of America, including as Exhibits B and C thereto the amended form of Variable Rate Senior Notes issued thereunder, was filed as Exhibit 4.2 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003.	*

4.5	Note Purchase Agreement, dated as of April 1, 2003, among TBC Corporation, The Prudential Insurance Company of America, and certain of its affiliates, managed funds, and accounts purchasing Notes thereunder, including as Exhibit 1 thereto the form of Senior Secured Note evidencing the Series D Variable Rate Senior Secured Notes in the aggregate principal amount of $50,000,000 issued thereunder, was filed as Exhibit 4.3 to the TBC Corporation Current Report on Form 8-K dated April 1, 2003.	*

4.6	Amendment No. 1, dated as of November 29, 2003, to Note Purchase Agreement, dated as of April 1, 2003, among TBC Corporation, The Prudential Insurance Company of America, and certain of its affiliates, managed funds, and accounts purchasing Notes thereunder, was filed as Exhibit 4.3 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003.	*

4.7	Form of Deed of Trust, Assignment of Leases and Security Agreement, dated March 31, 2003, executed by TBC Corporation in favor of JP Morgan Chase Bank, as Collateral Agent and beneficiary, was filed as Exhibit 4.4 to the TBC Corporation Current Report on Form 8-K dated April 1, 2003.	*

4.8	Amendment No. 1, dated November 29, 2003, to Deed of Trust, Assignment of Leases and Security Agreement, dated as of March 31, 2003, executed by TBC Corporation in favor of JP Morgan Chase Bank, as Collateral Agent and Beneficiary, was filed as Exhibit 4.4 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003.	*

4.9	Guarantee and Collateral Agreement, dated as of March 31, 2003, executed by TBC Corporation and the subsidiaries of TBC Corporation in favor of JPMorgan Chase Bank, as Collateral Agent, was filed as Exhibit 4.5 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003.	*

4.10	First Amendment, dated November 29, 2003, to Guarantee and Collateral Agreement, dated as of March 31, 2003, executed by TBC Corporation and the subsidiaries of TBC Corporation in favor of JPMorgan Chase Bank, as Collateral Agent, was filed as Exhibit 4.6 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003.	*

4.11	Intercreditor Agreement, dated as of March 31, 2003, among various secured lenders to TBC Corporation, was filed as Exhibit 4.7 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003.	*

4.12	First Amendment, dated as of November 29, 2003, to Intercreditor Agreement, dated March 31, 2003, among various secured lenders to TBC Corporation, was filed as Exhibit 4.8 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003.	*

Located at
Manually
Numbered Page
4.13	Other long-term debt instruments.	#

(10)	MATERIAL CONTRACTS:

Management Contracts and Compensatory Plans or Arrangements

10.1	Form of Trust Agreement (between the Company and certain executive officers — 1/1/98 version)	59

10.2	TBC Corporation 2000 Stock Option Plan was filed as Exhibit 4.3 to the TBC Corporation Registration Statement on Form S-8 (Reg. No. 333-48802) filed on October 27, 2000.	*

10.3	TBC Corporation 1989 Stock Incentive Plan, as amended and restated August 9, 2002, was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.	*

10.4	TBC Corporation Deferred Compensation Plan for Directors was filed as Exhibit 10.4 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2001.	*

10.5	Resolution adopted by the Compensation Committee of the TBC Corporation Board of Directors, September 26, 1996, relating to interest payable on deferred compensation of officers and directors of TBC Corporation, was filed as Exhibit 10.5 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2001.	*

10.6	Executive Employment Agreement between the Company and Lawrence C. Day, amended and restated as of September 1, 2002 (without Exhibit A thereto, which is substantially identical to the form of Trust Agreement referenced in Exhibit 10.1), was filed as Exhibit 10.2 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.	*

10.7	Executive Employment Agreement, dated as of October 31, 2000, between the Company and Kenneth P. Dick (without Exhibit A thereto, which is substantially identical to the form of Trust Agreement referenced in Exhibit 10.1), was filed as Exhibit 10.7 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2000.	*

10.8	Executive Employment Agreement, dated as of January 19, 2001, between the Company and Thomas W. Garvey (without Exhibit A thereto, which is substantially identical to the form of Trust Agreement referenced in Exhibit 10.1), was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.	*

10.9	TBC Corporation Management Incentive Compensation Plan, effective January 1, 1997, was filed as Exhibit 10.9 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2002.	*

Located at
Manually
Numbered Page

10.10	TBC Corporation Executive Supplemental Retirement Plan, as amended through August 1, 1997, was filed as Exhibit 10.10 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2002.	*

10.11	TBC Corporation Executive Retirement Plan.	81

10.12	TBC Corporation Executive Deferred Compensation Plan, effective August 1, 1999, was filed as Exhibit 10.6 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30,1999.	*

10.13	TBC Corporation Long Term Incentive Plan, effective January 1, 2002, was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.	*

10.14	Resolutions establishing fees payable to directors of TBC Corporation, as adopted by TBC Corporation Board of Directors on August 9, 2002, were filed as Exhibit 10.14 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2002.	*

10.15	TBC Corporation Senior Executive Professional Services Reimbursement Program was filed as Exhibit 10.1 to the TBC Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.	*

Other Material Contracts

10.16	Transition Services Agreement, dated November 29, 2003, by and between TBC Corporation and Sears, Roebuck & Co., was filed as Exhibit 10.1 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003.	*

10.17	Purchase Agreement and Escrow Instructions, dated October 23, 2003, between TBC Corporation and Realty Income Corporation or its assignee (including Crest Net Lease, Inc. and Realty Income Texas Properties, L.P.), including as Exhibit B thereto the form of Land and Building Lease Agreement to be executed by NTW Incorporated, together with a schedule setting forth certain information with respect to the leases so executed by NTW Incorporated, was filed as Exhibit 10.2 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003.	*

10.18	Joinder Agreement, executed effective as of November 21, 2003, by TBC Corporation in favor of Realty Income Corporation, Crest Net Lease, Inc., Realty Income Texas Properties, L.P., and their successors and assigns, was filed as Exhibit 10.3 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003.	*

10.19	Form of TBC Corporation’s standard Distributor Agreement was filed as Exhibit 10.13 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2000.	*

10.20	Form of Franchise Agreement in use by Big O Tires, Inc. was filed as Exhibit 10.14 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2001.	*

		Located at
		Manually
		Numbered Page
10.21	Agreement, dated October 1, 1977, between TBC Corporation and The Kelly-Springfield Tire Company, including letter dated June 30, 1978, was filed as Exhibit 10.6 to TBC Corporation Registration statement on Form S-1, filed on April 21, 1983 (Reg. No. 2-83116).	*

10.22	Ten-Year Commitment Agreement, dated March 21, 1994, between the Company and The Kelly-Springfield Tire Company, was filed as Exhibit 10.16 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2000.	*

10.23	Extension Agreement, dated November 4, 2003, between the Company and The Goodyear Tire & Rubber Company.	87

10.24	Agreement, effective January 1, 1994, between the Company and Cooper Tire & Rubber Company, was filed as Exhibit 10.17 to the TBC Corporation Annual Report on Form 10-K for the year ended December 21, 2000.	*

10.25	Amendment, effective May 17, 2000, to Agreement between the Company and Cooper Tire & Rubber Company, was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.	*

10.26	Agreement, effective January 1, 2002, between the Company and Cooper Tire & Rubber Company, was filed as Exhibit 10.19 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2001.	*

(14)	CODE OF ETHICS:

14.1	TBC Corporation Code of Business Conduct, as adopted March 10, 2004.	88

(21)	SUBSIDIARIES OF THE COMPANY:

21.1	List of the names and jurisdictions of incorporation of the subsidiaries of the Company.	97

(23)	CONSENTS OF EXPERTS AND COUNSEL:

23.1	Consent of PricewaterhouseCoopers LLP, Independent Auditors, to incorporation by reference of their reports dated February 6, 2004 in Post- Effective Amendment No. 1 to the Registration Statement on Form S-8 for the Company’s 1989 Stock Incentive Plan (Reg. No. 33-43166) and in the Registration Statement on Form S-8 for the Company’s 2000 Stock Option Plan (Reg. No. 333-48802).	98

(24)	POWER OF ATTORNEY:

24.1	Power of attorney of each person who signed this Annual Report on Form 10-K on behalf of another pursuant to a power of attorney.	99

		Located at
		Manually
		Numbered Page
(31)	RULE 13a -* 14(a)/15(d)-14(a) CERTIFICATIONS:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of TBC Corporation in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.	108

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of TBC Corporation in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.	109

(32)	SECTION 1350 CERTIFICATIONS:

32.1	Section 1350 Certification of Chief Executive Officer of TBC Corporation in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.	110

32.2	Section 1350 Certification of Chief Financial Officer of TBC Corporation in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.	111

“*”	Indicates that the Exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

#	With respect to any other instrument defining the rights of holders of long-term debt, the amount of securities authorized under any such instrument does not exceed 10% of the total assets of TBC Corporation and its subsidiaries on a consolidated basis. A copy of any such instrument will be furnished to the Commission upon request.