Form 10-Q
period 2004-03-31
TBC CORP
filed 2004-05-10
CIK 718449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-11579

TBC CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	31-0600670

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7111 Fairway Drive, Suite 201
Palm Beach Gardens, Florida	33418

(Address of principal executive offices)	(Zip Code)

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

22,130,097 Shares of Common Stock were outstanding as of March 31, 2004.

INDEX TO EXHIBITS at page 16 of this report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TBC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	March 31,	December 31,
	2004	2003
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$5,705	$2,645
Accounts and notes receivable, less allowance for doubtful accounts of $8,944 on March 31, 2004 and $8,260 on December 31, 2003:
Related parties	19,971	12,535
Other	133,022	109,962

Total accounts and notes receivable	152,993	122,497
Inventories	282,617	265,317
Refundable federal and state income taxes	1,271	76
Deferred income taxes	10,476	11,359
Other current assets	11,962	11,136

Total current assets	465,024	413,030

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land and improvements	12,100	12,100
Buildings and leasehold improvements	99,407	100,379
Furniture and equipment	102,857	93,710

	214,364	206,189
Less accumulated depreciation	63,265	56,618

Total property, plant and equipment	151,099	149,571

TRADEMARKS, NET	15,824	15,824

GOODWILL, NET	168,206	169,184

OTHER ASSETS	35,498	34,368

TOTAL ASSETS	$835,651	$781,977

See accompanying notes to consolidated financial statements.

TBC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2004	2003
	(Unaudited)
CURRENT LIABILITIES:
Outstanding checks, net	$11,712	$11,411
Notes payable to banks	44,400	29,100
Current portion of long-term debt and capital lease obligations	35,127	28,723
Accounts payable, trade	158,150	114,708
Other current liabilities	82,526	91,730

Total current liabilities	331,915	275,672

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	197,121	208,620

NONCURRENT LIABILITIES	26,177	26,400

DEFERRED INCOME TAXES	7,811	7,890

STOCKHOLDERS’ EQUITY:
Common stock, $.10 par value, shares issued and outstanding - 22,130 on March 31, 2004 and 21,905 on December 31, 2003	2,213	2,190
Additional paid-in capital	26,809	23,898
Other comprehensive income (loss)	(1,316)	(1,637)
Retained earnings	244,921	238,944

Total stockholders’ equity	272,627	263,395

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$835,651	$781,977

See accompanying notes to consolidated financial statements.

TBC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
NET SALES *	$433,841	$256,545
COST OF SALES	271,913	180,150

GROSS PROFIT	161,928	76,395

EXPENSES:
Distribution expenses	17,966	13,419
Selling, administrative and retail store expenses	131,233	53,125
Interest expense - net	4,102	1,812
Other (income) expense - net	(718)	(512)

Total expenses	152,583	67,844

INCOME BEFORE INCOME TAXES	9,345	8,551
PROVISION FOR INCOME TAXES	3,368	3,081

NET INCOME	$5,977	$5,470

EARNINGS PER SHARE -
Basic	$0.27	$0.26

Diluted	$0.26	$0.25

*	Including sales to related parties of $25,261 and $17,353 in the three months ended March 31, 2004 and 2003, respectively.

See accompanying notes to consolidated financial statements.

TBC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Other
	Common Stock			Compre-
			Additional	hensive
	Number of		Paid-In	Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total
Three Months Ended March 31, 2003
BALANCE, JANUARY 1, 2003	21,292	$2,129	$16,687	$(1,281)	$205,585	$223,120
Net income for period					5,470	5,470
Issuance of common stock under stock option and incentive plans	163	16	1,380	—	—	1,396
Tax benefit from exercise of stock options	—	—	217	—	—	217
Change in other comprehensive income associated with interest rate swap agreements, net	—	—	—	99	—	99

BALANCE, MARCH 31, 2003	21,455	$2,145	$18,284	$(1,182)	$211,055	$230,302

Three Months Ended March 31, 2004
BALANCE, JANUARY 1, 2004	21,905	$2,190	$23,898	$(1,637)	$238,944	$263,395
Net income for period					5,977	5,977
Issuance of common stock under stock option and incentive plans	225	23	1,954	—	—	1,977
Tax benefit from exercise of stock options	—	—	957	—	—	957
Change in other comprehensive income associated with interest rate swap agreements, net	—	—	—	51	—	51
Change in other comprehensive income associated with foreign currency translation adjustment	—	—	—	270	—	270

BALANCE, MARCH 31, 2004	22,130	$2,213	$26,809	$(1,316)	$244,921	$272,627

See accompanying notes to consolidated financial statements.

TBC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Operating Activities:
Net income	$5,977	$5,470
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,728	3,538
Amortization of intangible assets	18	10
Amortization of other comprehensive income	—	(26)
Provision for doubtful accounts and notes	1,009	691
(Gain) loss on sale of fixed assets	(5)	48
Deferred income taxes	952	497
Equity in net (earnings) loss from joint ventures	(223)	62
Changes in operating assets and liabilities, net of effect of assets acquired:
Receivables	(31,379)	(8,513)
Inventories	(18,655)	(18,080)
Other current assets	(1,281)	439
Other assets	46	1,168
Accounts payable, trade	43,442	33,824
Federal and state income taxes refundable or payable	(238)	443
Other current liabilities	(7,847)	(2,560)
Noncurrent liabilities	(180)	58

Net cash provided by (used in) operating activities	(1,636)	17,069

Investing Activities:
Purchase of property, plant and equipment	(6,846)	(2,434)
Investments in joint ventures, net of distributions received	(798)	196
Proceeds from asset dispositions	192	98

Net cash used in investing activities	(7,452)	(2,140)

Financing Activities:
Net bank borrowings (repayments) under short-term borrowing arrangements	15,300	(9,900)
Increase in outstanding checks, net	301	822
Reduction of long-term debt and capital lease obligations	(5,095)	(6,250)
Issuance of common stock under stock option and incentive plans	1,642	791

Net cash provided by (used in) financing activities	12,148	(14,537)

Increase in cash and cash equivalents	3,060	392
Cash and cash equivalents:
Balance - Beginning of year	2,645	2,319

Balance - End of period	$5,705	$2,711

TBC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Supplemental Disclosures of Cash Flow Information:
Cash paid for - Interest	$3,542	$1,879
- Income Taxes	2,767	2,141
Supplemental Disclosure of Non-Cash Financing Activity:
Tax benefit from exercise of stock options	957	217
Issuance of restricted stock under stock incentive plan, net	335	605

See accompanying notes to consolidated financial statements.

TBC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

     The December 31, 2003 consolidated balance sheet was derived from audited financial statements. The condensed consolidated balance sheet as of March 31, 2004, and the consolidated statements of income, stockholders’ equity and cash flows for the periods ended March 31, 2004 and 2003, have been prepared by the Company, without audit. It is Management’s opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2004 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. Actual results could differ from those estimates.

     The Company’s 2003 Annual Report on Form 10-K includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements. The summary of significant accounting policies, as well as certain other footnote disclosures and information normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted for the purposes of this quarterly report. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2003 Form 10-K.

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

	Three Months
	Ended March 31,
	2004	2003
Weighted average common shares outstanding	22,021	21,378
Common share equivalents	1,235	752

Weighted average common shares and equivalents outstanding	23,256	22,130

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.	Segment Information

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

     Accounting policies of both the retail and wholesale segments are the same as those described in the summary of significant accounting policies included in the Form 10-K for the year ended December 31, 2003. The Company evaluates the performance of its two segments based on earnings before interest, taxes, depreciation, amortization and any special items (Operational EBITDA). There were no special items to consider in the periods ended March 31, 2004 or 2003. Net sales by the wholesale segment to the retail segment are eliminated in consolidation and totaled $52,842,000 and $38,244,000 in the three months ended March 31, 2004 and 2003, respectively. Such intersegment sales had no effect on the Operational EBITDA of the individual reporting segments.

     Segment information for the periods ended March 31, 2004 and 2003 is as follows (in thousands):

	Retail	Wholesale	Total
Periods ended March 31, 2004
Total assets	$530,069	$305,582	$835,651
Operating results -
Net sales to external customers	283,141	150,700	433,841
Operational EBITDA	12,673	7,520	20,193
Periods ended March 31, 2003
Total assets	$245,317	$251,970	$497,287
Operating results -
Net sales to external customers	126,502	130,043	256,545
Operational EBITDA	7,733	6,178	13,911

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.	Stock Option and Incentive Plans

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Accordingly, no compensation expense has been recognized for the stock options granted in the periods ended March 31, 2004 or 2003. Using fair value assumptions specified in SFAS No. 123, the weighted average per share values of options granted during the three months ended March 31, 2004 and 2003 were $10.85 and $4.70, respectively. Had compensation cost for such option grants been determined using such assumptions, results for the first quarter of 2004 and 2003 would have been as follows (in thousands):

	Three Months
	Ended March 31,
	2004	2003
Net income, as reported	$5,977	$5,470
Add: Stock-based compensation included in reported net income, net of tax effects	38	27
Less: Total stock-based compensation expense determined using fair value assumptions, net of tax effects	(725)	(532)

Pro forma net income	$5,290	$4,965

Earnings per share:
Basic - as reported	$0.27	$0.26

- pro forma	$0.24	$0.23

Diluted - as reported	$0.26	$0.25

- pro forma	$0.23	$0.22

     The fair value of each option granted in the first three months of 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield of 0%; expected lives of 5.0 years; and interest rates based on risk-free governmental issues with maturities equal to the expected terms of the option. The expected volatility percentages used for options granted during the first three months of 2004 and 2003 were 38.9% and 36.3%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.	Variable Interest Entities

     In January 2003 and December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R provide guidance on the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (VIE’s), by the primary beneficiary of the entity and also require certain disclosures by primary beneficiaries and other significant variable interest holders. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. The Company adopted FIN 46-R effective January 1, 2004. In applying such guidance for purposes of determining whether an entity is a VIE, the Company has reviewed arrangements in which it has: 1) an economic interest in an entity or obligations to that entity; 2) issued guarantees related to the liabilities of an entity; 3) transferred assets to an entity; 4) managed the assets of an entity; or 5) leased assets to an entity or provided that entity with financing.

     As of March 31, 2004, the Company has determined that it holds interests in VIE’s associated with the franchise business activities conducted at its Big O Tires, Inc. subsidiary. The Company has identified 147 retail stores operated by Big O franchisees that meet the VIE conditions due to lending, leasing or guarantee arrangements. These stores make retail tire sales and provide automotive services to consumers under the trade name of Big O Tires through franchise agreements entered into with the Company’s subsidiary. Under the franchise agreements, Big O Tires, Inc. sells private-branded and other tires to the franchised stores and receives a 2% royalty on all revenues of the stores. As of March 31, 2004, the Company’s subsidiary had extended loans in the aggregate of $9,196,000, entered into leasing or subleasing arrangements for minimum payments totaling $27,174,000, and guaranteed loans or leases on behalf of these franchisees totaling $2,492,000. During the three months ended March 31, 2004, Big O Tires, Inc. recorded product sales of $10,145,000 and royalty fee revenues of $475,000 related to these 147 franchised stores and the stores themselves had retail sales of approximately $23,812,000 during that period. Since the 147 franchised stores are owned and/or operated by numerous entities and persons, the process of obtaining complete financial information for the stores is a lengthy one and the Company has thus far been unsuccessful in obtaining complete financial information to finalize its assessment. The Company’s efforts to obtain this information are ongoing and, once received, the Company will perform a thorough review to determine if the information is credible and reliable. In order to make a determination as of March 31, 2004 of whether the Company is the primary beneficiary, the Company evaluated these 147 stores based on their economic characteristics and made certain assumptions in instances where financial information was not available. Based on these evaluations, the Company does not believe that it is the primary beneficiary of a significant number of the VIE’s and thus the potential consolidation of those entities for which the Company may be the primary beneficiary would not have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

          At March 31, 2004, the Company’s financial position and liquidity were strong, with working capital of $133.1 million and stockholders’ equity of $272.6 million. Current accounts and notes receivable increased by $30.5 million and inventories increased by $17.3 million compared to the December 31, 2003 levels, due largely to seasonal fluctuations. The number of days of sales in accounts receivable and number of days inventory on hand both improved at March 31, 2004 compared to their levels at the end of 2003.

          The net amount owed to banks and vendors (consisting of the combined balances of cash and cash equivalents, outstanding checks, notes payable to banks, and accounts payable) increased by $56.0 million from December 31, 2003 to March 31, 2004. This increase, together with cash from operating earnings, enabled the Company to fund the seasonally higher levels of receivables and inventories, as well as capital expenditures totaling $6.8 million during the first three months of 2004.

Results of Operations

          A total of 337 Company-operated retail stores were added to the Company’s retail segment as a result of the Company’s acquisitions of Merchant’s, Incorporated on April 1, 2003 and NTW Incorporated on November 29, 2003. Thus, there were a number of significant changes in income statement line items between the first three months of 2003 and the same period in 2004. These acquisitions are also expected to impact the Company’s overall seasonality pattern, since many of the acquired stores operate in geographic areas that have different sales trends than the Company has experienced in the past. While the first quarter has historically been the Company’s weakest and the third quarter the strongest in terms of sales and earnings, overall results are now expected to be more heavily skewed toward the last half of the year.

          Net sales (which equals revenues from sales of product, plus franchise and royalty fees, less estimated returns, allowances and customer rebates) increased 69.1% during the first quarter of 2004 compared to the year-earlier level. The $177.3 million increase in total net sales included a $156.6 million, or 123.8%, increase for the retail segment and a $20.7 million, or 15.9%, increase for the wholesale segment. Of the $156.6 million gain in retail net sales during the quarter, $94.3 million was due to increased tire sales and the remaining $62.3 million was related to increased service revenues at Company-operated stores and sales of products other than tires. The increased retail tire sales dollars was principally due to a 82.7% gain in retail unit volume. In addition, the average retail tire sales price was 16.8% greater than in the year-earlier quarter, due largely to changes in the product mix. The increased number of franchised and Company-operated stores was the primary reason for the growth in retail tire volume and service revenues compared to the year-earlier level. At the end of March 2004, the Company had 368 (161.4%) more Company-operated stores and 24 (4.4%) more franchised stores than at March 31, 2003. The above-mentioned Merchant’s and NTW retail stores acquired after the first quarter of 2003 contributed $141.2 million to the overall $156.6 million retail sales increase during the period.

          The $20.7 million increase in net sales by the wholesale segment in the first quarter was due in part to an 8.0% gain in unit tire shipments, which reflected an improvement in industrywide demand for automotive replacement tires. In addition, the average wholesale tire sales price increased 7.6% in the current quarter compared to the year-earlier level.

          The percentage of total sales attributable to tires declined from 83% in the first quarter of 2003 to 75% in the current quarter, due to the impact of increased service revenues at Company-operated stores. Total unit tire volume in the first quarter of 2004 increased 32.1% compared to the year-earlier level. Excluding the unit tire sales contributed by the acquired Merchant’s and NTW stores, total unit tire volume increased 8.3% versus the year-earlier level. In comparison, unit tire shipments for the replacement tire industry as a whole increased approximately 7.7% during the first three months of 2004 (based on preliminary data). Average tire sales prices for the Company as a whole increased 17.0% in the current quarter compared to a year earlier, due largely to favorable mix changes.

          Gross profit as a percentage of net sales increased from 29.8% in the first quarter of 2003 to 37.3% in the current quarter, due primarily to the increased contribution from the retail segment and from the increased level of service revenues within the retail segment. In addition, the Company’s retail expansion has resulted in greater purchasing leverage and an improvement in net purchase prices from tire suppliers. Gross profit percentages on sales by the Company’s retail segment increased from 44.7% in the first quarter of 2003 to 49.7% in the current quarter. Wholesale margins declined from 15.3% in the first three months of 2003 to 14.1% in the current quarter, largely as a result of increased export shipments, which often have margins which are less than on sales to domestic customers.

          Distribution expenses as a percentage of net sales decreased from 5.2% in the first quarter of 2003 to 4.1% in the current quarter. The improvement in the current quarter reflected improved cost leveraging associated with the retail acquisitions during 2003, as well as improved efficiencies related to warehousing and product delivery.

          Selling, administrative and retail store expenses increased by $78.1 million in the first quarter of 2004 compared to the year-earlier level, due principally to the greater number of Company-operated retail stores as a result of the Merchant’s and NTW acquisitions. Expenses for such retail stores typically include payroll, operating and service-related costs, in addition to certain other selling and administrative expenses. During the current quarter, the retail store expenses also included approximately $1.5 million in costs associated with the conversion of the acquired NTW stores to the Company’s point-of-sale and operating systems and the replacement of NTW’s previous product assortment with product lines offered by the Company’s other operated stores. Excluding the impact of expenses associated with the stores acquired during 2003, selling, administrative and retail store expenses increased by $6.7 million, or 12.5%, versus an increase in comparable net sales of 14.1%.

          Net interest expense increased by $2.3 million, or 126.4%, in the first quarter of 2004 compared to the year-earlier level, due principally to an increase in average borrowing levels. Borrowings necessary to fund the acquisitions of Merchant’s and NTW after the first quarter of 2003 caused average borrowing levels to increase by $151.7 million, or 145.8%, in the current quarter compared to a year earlier. The impact of the increased borrowings was partially offset by lower average borrowing rates associated with a decline in market interest rates and continued efforts by the Company to keep interest rate spreads to a minimum. Average borrowing rates in the current quarter were 11.4% less than in the first quarter of 2003.

          Net other income in the first quarter of 2004 increased by $206,000 compared to the year-earlier level, due primarily to an increase in the Company’s equity in results from joint ventures.

          The Company’s effective tax rate was 36.0% in both the current quarter and the first three months of 2003.

FORWARD-LOOKING STATEMENTS AND RISKS

          This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including, without limitation, statements containing the words “believes,” “expects,” “anticipates,” “estimates” and words of similar import. Such forward-looking statements relate to expectations for future financial performance, which involve known and unknown risks, uncertainties and other factors. Such factors include, but are not limited to: changes in economic and business conditions in the world; increased competitive activity; consolidation within and among competitors, suppliers and customers; unexpected changes in the replacement tire market; the Company’s inability to attract as many new franchisees or open as many Company-operated retail outlets as planned; changes in the Company’s ability to identify and acquire additional companies in the replacement tire industry and successfully integrate acquisitions and achieve anticipated synergies or savings; fluctuations in tire prices charged by manufacturers, including fluctuations due to changes in raw material and energy prices; product shortages and supply disruptions; changes in interest and foreign exchange rates; the cyclical nature of the automotive industry and the loss of a major customer or program. It is not possible to foresee or identify all such factors. Any forward-looking statements in this report are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are not a guarantee of future performance and actual results or developments may differ materially from those projected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          The Company is exposed to certain financial market risks. The most predominant of these risks is the fluctuation in interest rates associated with bank borrowings, since changes in interest expense affect the Company’s operating results. At March 31, 2004, the Company owed $189.4 million to banks under its credit facilities, of which $174.6 million was not hedged by interest-rate swap agreements and was thus subject to market risk for a change in interest rates. If interest rates increase by 25 basis points, the Company’s annual interest expense would increase by approximately $437,000 based on the outstanding balance which was not hedged at March 31, 2004.

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

          During the quarter ended March 31, 2004, there was no change in the Company’s system of internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits - See Index to Exhibits.

(b)	During the quarter ended March 31, 2004, the Company filed the following reports on Form 8-K:

(1)	Forms 8-K/A-1 and 8-K/A-2 were filed on February 13, 2004, in conjunction with a Current Report on Form 8-K dated November 29, 2003, which provided required information with respect to the Company’s acquisition of NTW Incorporated from Sears, Roebuck & Co., including financial statements and pro forma financial information required by Item 7.

(2)	A Form 8-K dated February 11, 2004 was filed which included the text of the Company’s press release reporting its financial results for the quarter and year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TBC CORPORATION
May 7, 2004	By	/s/ Thomas W. Garvey
Thomas W. Garvey
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description
(10)	MATERIAL CONTRACTS

Management Contracts and Compensatory Plans or Arrangements

10.1	TBC Corporation 2004 Incentive Plan

(31)	RULE 13a-14(a) / 15d-14(a) CERTIFICATIONS

31.1	Certification by Lawrence C. Day pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by Thomas W. Garvey pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934

(32)	SECTION 1350 CERTIFICATIONS

32.1	Certification by Lawrence C. Day pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Thomas W. Garvey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002