Form 10-Q
period 2004-06-30
TBC CORP
filed 2004-08-09
CIK 718449

CONFORMED

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

22,244,622 Shares of Common Stock were outstanding as of June 30, 2004.

INDEX TO EXHIBITS at page 22 of this report

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS
RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS
RESTATED CONSOLIDATED STATEMENTS OF INCOME
RESTATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
INDEX TO EXHIBITS
EX-18.1 PRICEWATERHOUSECOOPERS, LLP LETTER
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TBC CORPORATION

RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

		RESTATED
	June 30,	December 31,
	2004	2003
	(Unaudited)	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,430	$2,645
Accounts and notes receivable, less allowance for doubtful accounts of $9,275 on June 30, 2004 and $8,260 on December 31, 2003:
Related parties	23,915	12,535
Other	128,071	109,962

Total accounts and notes receivable	151,986	122,497
Inventories	288,426	264,810
Refundable federal and state income taxes	—	296
Deferred income taxes	13,657	11,359
Other current assets	12,138	11,136

Total current assets	469,637	412,743

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land and improvements	12,100	12,100
Buildings and leasehold improvements	111,782	103,669
Furniture and equipment	103,923	93,710

	227,805	209,479
Less accumulated depreciation	68,576	56,618

Total property, plant and equipment	159,229	152,861

TRADEMARKS, NET	15,824	15,824

GOODWILL, NET	169,029	169,184

OTHER ASSETS	37,725	31,078

TOTAL ASSETS	$851,444	$781,690

See accompanying notes to consolidated financial statements.

TBC CORPORATION

RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

		RESTATED
	June 30,	December 31,
	2004	2003
	(Unaudited)	(Unaudited)
CURRENT LIABILITIES:
Outstanding checks, net	$19,051	$11,411
Notes payable to banks	73,800	29,100
Current portion of long-term debt and capital lease obligations	37,178	28,723
Accounts payable, trade	111,259	114,708
Federal and state income taxes payable	1,270	—
Other current liabilities	95,083	91,730

Total current liabilities	337,641	275,672

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	187,969	208,620

NONCURRENT LIABILITIES	33,157	26,400

DEFERRED INCOME TAXES	10,379	7,890

STOCKHOLDERS’ EQUITY:
Common stock, $.10 par value, shares issued and outstanding - 22,245 on June 30, 2004 and 21,905 on December 31, 2003	2,224	2,190
Additional paid-in capital	28,177	23,898
Other comprehensive loss	(1,390)	(1,637)
Retained earnings	253,287	238,657

Total stockholders’ equity	282,298	263,108

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$851,444	$781,690

See accompanying notes to consolidated financial statements.

TBC CORPORATION

RESTATED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		RESTATED		RESTATED
	2004	2003	2004	2003
NET SALES*	$456,490	$328,843	$890,331	$585,388
COST OF SALES	281,289	219,987	553,264	401,540

GROSS PROFIT	175,201	108,856	337,067	183,848

EXPENSES:
Distribution expenses	18,790	15,361	36,756	28,780
Selling, administrative and retail store expenses	137,824	79,539	269,773	132,664
Interest expense - net	5,103	2,448	9,205	4,260
Other income	(653)	(907)	(1,371)	(1,419)

Total Expenses	161,064	96,441	314,363	164,285

INCOME BEFORE INCOME TAXES	14,137	12,415	22,704	19,563
PROVISION FOR INCOME TAXES	5,006	4,439	8,074	6,976

NET INCOME	$9,131	$7,976	$14,630	$12,587

EARNINGS PER SHARE -
Basic	$0.41	$0.37	$0.66	$0.59

Diluted	$0.39	$0.35	$0.63	$0.56

Weighted Average Common Shares Outstanding -
Basic	22,204	21,590	22,112	21,484
Diluted	23,329	22,604	23,292	22,367

* Including sales to related parties of $27,352 and $52,613 and $21,337 and $38,690 in the three and six months ended June 30, 2004 and 2003, respectively.

See accompanying notes to consolidated financial statements.

TBC CORPORATION

RESTATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional	Other Compre- hensive
	Number of		Paid-In	Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total
Six Months Ended June 30, 2003 (Restated)
BALANCE, JANUARY 1, 2003	21,292	$2,129	$16,687	$(1,281)	$206,474	$224,009
Net income for period					12,587	12,587
Issuance of common stock under stock option and incentive plans	420	42	3,760	—	—	3,802
Tax benefit from exercise of stock options	—	—	847	—	—	847
Change in other comprehensive income associated with interest rate swap agreements, net	—	—	—	50	—	50

BALANCE, JUNE 30, 2003	21,712	$2,171	$21,294	$(1,231)	$219,061	$241,295

Six Months Ended June 30, 2004
BALANCE, JANUARY 1, 2004	21,905	$2,190	$23,898	$(1,637)	$238,657	$263,108
Net income for period					14,630	14,630
Issuance of common stock under stock option and incentive plans	340	34	2,789	—	—	2,823
Tax benefit from exercise of stock options	—	—	1,490	—	—	1,490
Change in other comprehensive income associated with interest rate swap agreements, net	—	—	—	77	—	77
Change in other comprehensive income associated with foreign currency translation adjustment	—	—	—	170	—	170

BALANCE, JUNE 30, 2004	22,245	$2,224	$28,177	$(1,390)	$253,287	$282,298

See accompanying notes to consolidated financial statements.

TBC CORPORATION

RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
		RESTATED
	2004	2003
Operating Activities:
Net income	$14,630	$12,587
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	13,532	8,608
Amortization of intangible assets	36	20
Amortization of deferred financing costs	983	—
Amortization of other comprehensive income	—	(309)
Provision for doubtful accounts and notes	2,327	1,658
Loss on sale of fixed assets	73	40
Deferred income taxes	760	2,144
Equity in net earnings from joint ventures	(635)	(121)
Changes in operating assets and liabilities net of effect of assets acquired:
Receivables	(33,044)	(14,034)
Inventories	(26,759)	(24,036)
Other current assets	(3,867)	(988)
Other assets	(1,647)	(1,368)
Accounts payable, trade	(3,449)	17,759
Federal and state income taxes refundable or payable	3,056	(1,998)
Other current liabilities	4,035	(3,515)
Noncurrent liabilities	3,077	170

Net cash provided by (used in) operating activities	(26,892)	(3,383)

Investing Activities:
Purchase of property, plant and equipment	(14,292)	(10,097)
Acquisition of Merchant’s, Inc., net of assets acquired	—	(58,394)
Proceeds from disposition of commercial division of Merchant’s, Inc.	—	5,676
Investments in joint ventures, net of distributions received	(797)	197
Proceeds from asset dispositions	242	129

Net cash used in investing activities	(14,847)	(62,489)

Financing Activities:
Net bank borrowings under short-term borrowing arrangements	44,700	18,800
Increase (decrease) in outstanding checks, net	7,640	(611)
Proceeds from long-term debt	—	52,000
Payments of long-term debt and capital lease obligations	(12,196)	(6,250)
Payments to secure credit facility	(18)
Issuance of common stock under stock incentive plans	2,398	2,986

Net cash provided by financing activities	42,524	66,925

Increase in cash and cash equivalents	785	1,053
Cash and cash equivalents:
Balance - Beginning of year	2,645	2,319

Balance - End of period	$3,430	$3,372

(Continued)

TBC CORPORATION
RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Supplemental Disclosures of Cash Flow Information:
Cash paid for - Interest	$8,109	$3,897
Cash paid for - Income taxes	4,040	6,830
Supplemental Disclosures of Non-Cash Financing Activity:
Tax benefit from exercise of stock options	$1,490	$847
Issuance of restricted stock under stock incentive plan, net	425	816
Supplemental Disclosures of Non-Cash Investing Activity:
On April 1, 2003, the Company completed the acquisition of Merchant’s, Incorporated for a purchase price of $57,494, plus applicable closing costs. The acquisition was accounted for under the purchase method, as follows:

Estimated fair value of assets acquired		$51,279
Goodwill		49,407
Cash paid		(58,394)

Liabilities assumed		$42,292

• During 2003, the Company acquired Merchant’s, Inc. and NTW Incorporated (the “Purchased Companies”) and these acquisitions were accounted for under the purchase method. In connection with the Purchased Companies, the Company has adjusted the carrying value of certain balance sheet items to account for changes to their respective fair market values. During the six months ended June 30, 2004, the Company increased goodwill by $155 comprised primarily of adjustments to inventory, property, plant and equipment, other assets and other accrued liabilities.

• In connection with the acquisition of NTW Incorporated during 2003, the Company continues to evaluate purchase costs allocated to the assets acquired. The Company may, from time to time, adjust the carrying value of these assets as more accurate information regarding these values becomes available. These adjustments have no impact on the Company’s cash flows but may alter the carrying value of the assets as reflected in the accompanying balance sheet.

See accompanying notes to consolidated financial statements.

TBC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The December 31, 2003 restated condensed consolidated balance sheet was derived from audited financial statements and restated as discussed in Note 2 “Restatement” of this Form 10-Q. The condensed consolidated balance sheet as of June 30, 2004, and the restated consolidated statements of income, restated stockholders’ equity and cash flows for the periods ended June 30, 2004 and 2003, have been prepared by the Company, without audit. It is Management’s opinion that these statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2004 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

     In addition to the consolidated financial statements that have been restated, as described in Note 2 “Restatement” of this Form 10-Q, certain previously reported amounts have been reclassified to conform to the current financial statement presentation with no impact on previously reported net income or stockholders’ equity.

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Restatement

     The Company historically used the last-in, first-out (“LIFO”) method for approximately 45% of its inventories, with the remaining inventories valued on a first-in, first-out (“FIFO”) basis. Effective January 1, 2004, the Company changed its method of determining the cost of its LIFO inventories to the FIFO method. The Company has applied this change retroactively by restating its financial statements as required by Accounting Principles Board No. 20, “Accounting Changes,” and accordingly, previously reported retained earnings as of December 31, 2003 has been decreased by $286,000.

     During the second quarter of 2004, the Company changed its inventory costing from LIFO to FIFO. The method was changed to obtain a more current inventory valuation at period end and to achieve a better matching of revenues and expenses. Costing for retail inventories has historically been on the FIFO method and it is expected that continued growth in this segment will result in the continuing liquidation of LIFO layers. The financial statements presented for the three and six months ended June 30, 2003 have been retroactively restated to reflect this change. The effect of the change on previously reported net income and earnings per share are reflected in the table below (in thousands).

	As		As
	Reported	Adjustments	Restated
Net income
Three months ended June 30, 2003	$7,859	$117	$7,976
Six months ended June 30, 2003	13,329	(742)	12,587
Basic earnings per share
Three months ended June 30, 2003	$0.36	$0.01	$0.37
Six months ended June 30, 2003	0.62	(0.03)	0.59
Diluted earnings per share
Three months ended June 30, 2003	$0.35	$—	$0.35
Six months ended June 30, 2003	0.60	(0.04)	0.56

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Earnings Per Share

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Weighted average common shares outstanding	22,204	21,590	22,112	21,484
Common share equivalents	1,125	1,014	1,180	883

Weighted average common shares and equivalents outstanding	23,329	22,604	23,292	22,367

4. Segment Information

     The Company is principally engaged in the marketing and distribution of tires in the automotive replacement market and has two operating segments: retail and wholesale. The retail segment includes the franchised retail tire business conducted by Big O Tires, Inc., as well as the operation of retail tire and service centers by Tire Kingdom, Incorporated, Merchant’s, Incorporated and NTW Incorporated. The franchised and Company-operated retail systems are evaluated using similar operating measurements and are aggregated for segment reporting purposes since they have similar marketing concepts, distribution methods, customers and other economic characteristics. The wholesale segment markets and distributes the Company’s proprietary brands of tires, as well as other tires and related products, on a wholesale basis to distributors who resell to or operate independent tire dealerships.

     Accounting policies of both the retail and wholesale segments are the same as those described in the summary of significant accounting policies included in the Form 10-K for the year ended December 31, 2003 with the exception of the change in inventory valuation method as described in Note 2 “Restatement” of this Form 10-Q. The Company evaluates the performance of its two segments based on earnings before interest, taxes, depreciation and amortization (“EBITDA”). Net sales by the wholesale segment to the retail segment are eliminated in consolidation and totaled $67.6 million and $120.4 million and $46.5 million and $84.7 million for the three and six months periods ended June 30, 2004 and the three and six month periods ended June 30, 2003, respectively. Such intersegment sales had no effect on the EBITDA of the individual reporting segments.

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Segment Information (continued)

Segment information for the six months ended June 30, 2004 and 2003 is as follows (in thousands):

	Retail	Wholesale	Total
Period ended June 30, 2004
Total assets	$560,460	$290,984	$851,444
Operating results -
Net sales to external customers
Three months ended	294,391	162,099	456,490
Six months ended	577,532	312,799	890,331
EBITDA
Three months ended	15,657	10,405	26,062
Six months ended	28,330	17,147	45,477
Period ended June 30, 2003 (Restated)
Total assets	$350,143	$261,774	$611,917
Operating results -
Net sales to external customers
Three months ended	185,421	143,422	328,843
Six months ended	311,923	273,465	585,388
EBITDA
Three months ended	12,401	7,542	19,943
Six months ended	20,134	12,317	32,451

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Stock Option and Incentive Plans

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Accordingly, no compensation expense has been recognized for the stock options granted in the periods ended June 30, 2004 or 2003. Using fair value assumptions specified in SFAS No. 123, the weighted average per share values of options granted during the three and six months ended June 30, 2004 and 2003 were $11.66 and $6.80, respectively. Had compensation cost for such option grants been determined using such assumptions, results for the second quarter and first six months of 2004 and 2003 would have been as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		RESTATED		RESTATED
	2004	2003	2004	2003
Net income, as reported	$9,131	$7,976	$14,630	$12,587
Add: Stock-based compensation included in reported net income, net of tax effects	38	26	74	53
Less: Total stock-based compensation expense determined using fair value assumptions, net of tax effects	(807)	(611)	(1,531)	(1,143)

Pro forma net income	$8,362	$7,391	$13,173	$11,497

Earnings per share:
Basic - as reported	$0.41	$0.37	$0.66	$0.59

- pro forma	$0.38	$0.34	$0.60	$0.54

Diluted - as reported	$0.39	$0.35	$0.63	$0.56

- pro forma	$0.36	$0.33	$0.57	$0.51

     The fair value of each option granted in the first six months of 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield of 0%; expected lives of 5.0 years; and interest rates based on risk-free governmental issues with maturities equal to the expected terms of the option. The expected volatility percentages used for options granted during the first six months of 2004 and 2003 were 38.0% and 40.0%, respectively.

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Variable Interest Entities

     In January 2003 and December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R provide guidance on the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (VIE’s), by the primary beneficiary of the entity and also require certain disclosures by primary beneficiaries and other significant variable interest holders. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. The Company adopted FIN 46-R effective January 1, 2004. In applying such guidance for purposes of determining whether an entity is a VIE, the Company has reviewed arrangements in which it has: 1) an economic interest in an entity or obligations to that entity; 2) issued guarantees related to the liabilities of an entity; 3) transferred assets to an entity; 4) managed the assets of an entity; or 5) leased assets to an entity or provided that entity with financing.

     As of June 30, 2004, the Company has determined that it holds interests in VIE’s associated with the franchise business activities conducted at its Big O Tires, Inc. (“Big O”) subsidiary. The Company has identified 153 retail stores operated by Big O franchisees that meet the VIE conditions due to lending, leasing or guarantee arrangements. These stores make retail tire sales and provide automotive services to consumers under the trade name of Big O Tires through franchise agreements entered into with the Company’s subsidiary. Under the franchise agreements, Big O sells private-branded and other tires to the franchised stores and receives a 2% royalty on all revenues of the stores. As of June 30, 2004, the Company’s subsidiary had extended loans in the aggregate of $8,982,248, entered into leasing or subleasing arrangements for minimum payments totaling $49,110,069 and guaranteed loans or leases on behalf of these franchisees totaling $2,520,037. During the three and six months ended June 30, 2004, Big O recorded product sales of $12,219,046 and $21,466,491, respectively, and royalty fee revenue for the three and six months ended June 30, 2004 of $993,715 and $1,428,094, respectively, related to these 153 franchised stores. During the three and six months ended June 30, 2004, the stores themselves had retail sales of approximately $49,602,000 and $71,405,000, respectively. Since the 153 franchised stores are owned and/or operated by numerous entities and persons, the process of obtaining complete financial information for the stores is a lengthy one and the Company has thus far been unsuccessful in obtaining complete financial information to finalize its assessment. The Company’s efforts to obtain this information are ongoing and, once received, the Company will perform a thorough review to determine if the information is credible and reliable. In order to make a determination as of June 30, 2004 of whether the Company is the primary beneficiary, the Company evaluated these 153 stores based on their economic characteristics and made certain assumptions in instances where financial information was not available. Based on these evaluations, the Company does not believe that it is the primary beneficiary of a significant number of the VIE’s and thus the potential consolidation of those entities for which the Company may be the primary beneficiary would not have a material impact on the Company’s consolidated financial statements.

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Consideration Received from a Vendor

     On March 20, 2003, the Emerging Issues Task Force (“EITF”) issued EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” which states that cash consideration received from a vendor is presumed to be a reduction of the price of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of goods sold and a portion of these amounts be capitalized into ending inventory. This presumption is overcome when the consideration is either a reimbursement of specific, incremental and identifiable costs incurred to sell the vendor’s products, or a payment for assets or services delivered to the vendor. EITF 02-16 is effective for volume-based rebate agreements entered into after November 21, 2002 and for all other rebate agreements entered into or modified after December 31, 2002.

     During 2003, the Company adopted EITF 02-16, however, the adoption of this pronouncement did not have a material impact on the results of operations. Prior to the effective date of EITF 02-16, the Company entered into numerous multi-year supply agreements. Consistent with EITF 02-16, the Company continued accounting for these agreements under its historical method of recognizing the vendor allowances based on the Company’s fulfillment of the related obligations of the agreement. In the second quarter of 2004, the Company entered into a new supply agreement with one of its major vendors. As required by EITF 02-16, the Company began capitalizing a portion of the allowances afforded it under this new agreement. Earnings in the second quarter of 2004 reflect the impact of EITF 02-16 of $3.0 million, or $0.08 per diluted share, related to the Company’s new purchase agreement with this major vendor. In addition, certain reclassifications have been made with respect to certain vendor allowances previously classified in selling, general and administrative expenses to properly record these as cost of goods sold with no impact on net income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The Company is one of the nation’s largest independent marketers of tires for the automotive replacement market. The Company’s wholesale customers include retailers and other wholesalers, primarily in the United States, Canada and Mexico. The Company operates retail tire and automotive service centers, primarily in the eastern two-thirds of the United States, under its Tire Kingdom, Merchant’s Tire & Auto Centers, and National Tire & Battery business units. Through its subsidiary Big O Tires, Inc., the Company also acts as a franchisor of independent retail tire and automotive service stores located primarily in the western and Midwestern United States.

     The following discussion should be read in conjunction with the consolidated historical financial statements, including the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as our consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Restatement

     The Company historically used the last-in, first-out (“LIFO”) method for approximately 45% of its inventories, with the remaining inventories valued on a first-in, first-out (“FIFO”) basis. Effective January 1, 2004, the Company changed its method of determining the cost of its LIFO inventories to the FIFO method. The Company has applied this change retroactively by restating its financial statements as required by Accounting Principles Board No. 20, “Accounting Changes,” and accordingly, previously reported retained earnings as of December 31, 2003 has been decreased by $286,000.

     During the second quarter of 2004, the Company changed its inventory costing from LIFO to FIFO. The method was changed to obtain a more current inventory valuation at period end and to achieve a better matching of revenues and expenses. Costing for retail inventories has historically been on the FIFO method and it is expected that continued growth in this segment will result in the continuing liquidation of LIFO layers. The financial statements presented for the three and six months ended June 30, 2003 have been retroactively restated to reflect this change. The effect of the change on previously reported net income and earnings per share are reflected in the table below (in thousands).

	As		As
	Reported	Adjustments	Restated
Net income
Three months ended June 30, 2003	$7,859	$117	$7,976
Six months ended June 30, 2003	13,329	(742)	12,587
Basic earnings per share
Three months ended June 30, 2003	$0.36	$0.01	$0.37
Six months ended June 30, 2003	0.62	(0.03)	0.59
Diluted earnings per share
Three months ended June 30, 2003	$0.35	$—	$0.35
Six months ended June 30, 2003	0.60	(0.04)	0.56

Financial Condition

     At June 30, 2004, the Company’s financial position and liquidity were strong, with working capital of $132.0 million and stockholders’ equity of $282.3 million. Current accounts and notes receivable increased by $29.5 million and inventories increased by $23.6 million compared to the December 31, 2003 levels, due largely to seasonal fluctuations. The number of days of sales in accounts receivable and number of days inventory on hand increased slightly at June 30, 2004 compared to their levels at the end of 2003.

     The net amount owed to banks and vendors (consisting of the combined balances of cash and cash equivalents, outstanding checks, notes payable to banks, and accounts payable) increased by $48.1 million from December 31, 2003 to June 30, 2004. This increase enabled the Company to fund the seasonally higher levels of receivables and inventories, as well as capital expenditures totaling $14.3 million during the first six months of 2004.

Consolidated Results of Operations

     A total of 337 Company-operated retail stores were added to the Company’s retail segment as a result of the Company’s acquisitions of Merchant’s, Incorporated (“Merchant’s”) on April 1, 2003 and NTW Incorporated (“NTW”) on November 29, 2003. Thus, there were a number of significant changes in income statement line items between the first six months of 2003 and the same period in 2004. These acquisitions are also expected to impact the Company’s overall seasonality pattern, since many of the acquired stores operate in geographic areas that have different sales trends than the Company has experienced in the past. While the first quarter has historically been the Company’s weakest and the third quarter the strongest in terms of sales and earnings, overall results are now expected to be more heavily skewed toward the last half of the year.

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

     Net sales (which equals revenues from sales of products and mechanical services, plus franchise and royalty fees, less estimated returns, allowances and customer rebates) increased 38.8% during the second quarter of 2004 compared to the year-earlier level. The $127.7 million increase in total net sales included a $109.0 million, or a 58.8%, increase for the retail segment and a $18.7 million, or 13.0%, increase for the wholesale segment. Of the $109.0 million gain in retail net sales during the quarter, $63.9 million was due to increased tire sales and the remaining $45.1 million was related to increased service revenues at Company-operated stores and sales of products other than tires. The increase in retail sales dollars was principally due to the acquired NTW operations which accounted for $104.4 million of the overall $109.0 million increase during the period. Retail tire units increased 42.1% quarter over quarter. In addition, the average retail tire sales price was 10.4% greater than in the year-earlier quarter, due largely to changes in the product mix which was principally driven by the acquisition of the NTW stores. At the end of June 2004, the Company had 252 (72.8%) more Company-operated stores and 10 (1.8%) more franchised stores than at June 30, 2003.

     The $18.7 million increase in net sales by the wholesale segment in the second quarter was due in part to a 4.3% gain in unit tire shipments, which reflected an improvement in industry wide demand for automotive replacement tires. In addition, the average wholesale tire sales price increased 8.8% in the current quarter compared to the year-earlier level due to increased prices and improved product mix.

     The percentage of total sales attributable to tires declined from 76.6% in the second quarter of 2003 to 73.3% for the second quarter of 2004, due to the impact of service revenues contributed by the additional Company-operated stores. Total unit tire volume in the second quarter of 2004 increased 18.4% compared to the year-earlier level. Excluding the unit tire sales contributed by the acquired NTW stores, total unit tire volume increased 2.4% in the second quarter of 2004 versus the year-earlier level. In comparison, unit tire shipments for the replacement tire industry as a whole increased approximately 6.9% in the second quarter of 2004 (based on preliminary data as of June 2004). Average tire sales prices for the Company as a whole increased 12.1% in the second quarter compared to a year earlier, due largely to product mix changes as a result of the NTW acquisition.

     Gross profit increased $66.3 million from $108.9 million, or 33.1% of net sales in the second quarter of 2003 to $175.2 million, or 38.4% of net sales in the second quarter of 2004. The increases are due primarily to the increased contribution resulting from the retail acquisition of NTW and from the increased level of service revenues within the retail segment. In addition, the Company’s retail expansion has resulted in greater purchasing leverage and an improvement in net purchase prices from tire suppliers. Gross profit percentages on sales by the Company’s retail segment increased from 47.1% in the second quarter of 2003 to 50.7% in the current quarter. Wholesale margins increased from 15.0% in the year-earlier second quarter to 16.0% in the current quarter.

     Distribution expenses increased $3.4 million from $15.4 million, or 4.7% of net sales in the second quarter of 2003 to $18.8 million, or 4.1% of net sales in the current quarter. As a percentage of net sales, the improvement in the current quarter reflected improved cost leveraging associated with the retail acquisition of NTW during 2003, as well as improved efficiencies related to warehousing expenses.

     Selling, administrative and retail store expenses increased by $58.3 million from $79.5 million, or 24.2% of net sales in the second quarter of 2003 to $137.8 million, or 30.2% in the current quarter. The increases were principally due to the greater number of Company-operated retail stores as a result of the NTW acquisition. Expenses for such retail stores typically include payroll, operating and service-related costs, in addition to certain other selling and administrative expenses. Excluding the impact of expenses associated with the NTW stores acquired during 2003, selling, administrative and retail store expenses increased by $6.1 million, or 7.7%, versus an increase in comparable net sales of 7.1%.

     Net interest expense increased by $2.7 million, or 108.5%, in the second quarter of 2004 compared to the year-earlier level. The increase was due principally to an increase in average borrowing levels on the Company’s credit facility. Borrowings necessary to fund the acquisition of NTW after the second quarter of 2003 caused average borrowing levels to increase by $132.5 million, or 80.6%, in the current quarter compared to a year earlier. The impact of the increased credit facility borrowings was partially offset by lower average borrowing rates associated with a decline in market interest rates and continued efforts by the Company to keep interest rate spreads to a minimum. Average credit facility borrowing rates in the current quarter were approximately 85 basis points less than in the second quarter of 2003.

     Net other income in the second quarter of 2004 decreased by $254,000 compared to the year-earlier levels. Net other income consists primarily of the Company’s equity interest in joint ventures and net gains and/or losses on sales of assets and miscellaneous other income and expense items.

     The Company’s effective tax rate was 35.4% in the current quarter, compared to 35.8% in the second quarter of 2003. The lower effective rates in the current year were due principally to reduced provision for state income taxes.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

     Net sales (which equals revenues from sales of products and mechanical services, plus franchise and royalty fees, less estimated returns, allowances and customer rebates) increased 52.1% during the first six months of 2004 compared to the year-earlier level. The $304.9 million increase in total net sales included a $265.6 million, or 85.2%, increase for the retail segment and a $39.3 million, or 14.4%, increase for the wholesale segment. Of the $265.6 million gain in retail net sales during the first half of 2004, $158.1 million was due to increased tire sales and the remaining $107.5 million was related to increased service revenues at Company-operated stores and sales of products other than tires. The increased retail tire sales dollars was principally due to a 59.6% gain in retail unit volume. In addition, the average retail tire sales price was 13.3% greater than in the year-earlier period, due largely to changes in the product mix which was principally driven by the acquisition of the Merchant’s and NTW stores. The increased number of franchised and Company-operated stores was the primary reason for the growth in retail tire volume and service revenues compared to the year-earlier level. The above-mentioned Merchant’s and NTW retail stores acquired after the first quarter of 2003 contributed $242.9 million to the overall $265.6 million retail sales increase during the period.

     The $39.3 million increase in net sales by the wholesale segment in the first six months of 2004 was due in part to an 6.1% gain in unit tire shipments, which reflected an improvement in industry-wide demand for automotive replacement tires. In addition, the average wholesale tire sales price increased 8.2% in the current period compared to the year-earlier level.

     The percentage of total sales attributable to tires declined from 79.0% in the first six months of 2003 to 74.1% for the six months ended June 2004, due to the impact of service revenues contributed by the additional Company-operated stores. Total unit tire volume in the first half of 2004 increased 24.8% compared to the year-earlier level. Excluding the unit tire sales contributed by the acquired Merchant’s and NTW stores, total unit tire volume increased 5.2% in the first six months of 2004 versus the year-earlier level. In comparison, unit tire shipments for the replacement tire industry as a whole increased approximately 7.3% in the first six months of 2004 (based on preliminary data as of June 2004). Average tire sales prices for the Company as a whole increased 14.3% in the first six months compared to a year earlier, due largely to product mix changes as a result of the Merchant’s and NTW acquisitions.

     Gross profit increased $153.3 million from $183.8 million, or 31.4% of net sales in the first half of 2003 to $337.1 million, or 37.9% of net sales in the first half of 2004. The increases are due primarily to the increased contribution from retail acquisitions and from the increased level of service revenues within the retail segment. In addition, the Company’s retail expansion has resulted in greater purchasing leverage and an improvement in net purchase prices from tire suppliers. Gross profit percentages on sales by the Company’s retail segment increased from 46.1% in the first half of 2003 to 50.3% the first half of 2004. Wholesale margins increased from 14.6% in the year-earlier first half to 14.9% in the current year-to-date period.

     Distribution expenses increased $8.0 million from $28.8 million or, 4.9% of net sales in the first six months of 2003 to $36.8 million, or 4.1% of net sales in the first half of 2004. The improvement in the current period reflected improved cost leveraging associated with the retail acquisitions during 2003, as well as improved efficiencies related to warehousing and product delivery.

     Selling, administrative and retail store expenses increased by $137.1 million from $132.7 million, or 22.7% in the first half of 2003 to $269.8 million, or 30.3% in the first six months of 2004. The increases were principally due to the greater number of Company-operated retail stores as a result of the

Merchant’s and NTW acquisitions. Expenses for such retail stores typically include payroll, operating and service-related costs, in addition to certain other selling and administrative expenses. The retail store expenses also included approximately $1.5 million in costs incurred during the three months ended March 31, 2004 associated with the conversion of the acquired NTW stores to the Company’s point-of-sale and operating systems and the replacement of a portion of NTW’s previous product assortment with product lines offered by the other Company-operated stores. Excluding the impact of expenses associated with the stores acquired during 2003, selling, administrative and retail store expenses increased by $14.1 million, or 12.9%, versus an increase in comparable net sales of 11.5%.

     Net interest expense increased by $4.9 million, or 116.1%, in the first half of 2004 compared to the year-earlier level. The increase was due principally to an increase in average borrowing levels on the Company’s credit facility. Borrowings necessary to fund the acquisitions of Merchant’s and NTW after the first quarter of 2003 caused average borrowing levels to increase by $142.1 million, or 105.9%, in the current period compared to a year earlier. The impact of the increased credit facility borrowings was partially offset by lower average borrowing rates associated with a decline in market interest rates and continued efforts by the Company to keep interest rate spreads to a minimum. Average credit facility borrowing rates in the current period were approximately 81 basis points less than in the first half of 2003.

     Net other income in the first half of 2004 decreased by $48,000 compared to the year-earlier levels. Net other income consists primarily of the Company’s equity interest in joint ventures and net gains and/or losses on sales of assets and miscellaneous other income and expense items.

     The Company’s effective tax rate was 35.6% in the first six months of 2004, compared to 35.7% in the first half of 2003. The lower effective rates in the current year were due principally to reduced provision for state income taxes.

FORWARD-LOOKING STATEMENTS AND RISKS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including, without limitation, statements containing the words, “believes”, “expects”, “anticipates”, “estimates” and words of similar import. Such forward-looking statements relate to expectations for future financial performance, which involve known and unknown risks, uncertainties and other factors. Such factors include, but are not limited to: changes in economic and business conditions in the world; increased competitive activity; consolidation within and among competitors, suppliers and customers; unexpected changes in the replacement tire market; the Company’s inability to attract as many new franchisees or open as many Company-operated retail outlets as planned; changes in the Company’s ability to identify and acquire additional companies in the replacement tire industry and successfully integrate acquisitions and achieve anticipated synergies or savings; fluctuations in tire prices charged by manufacturers, including fluctuations due to changes in raw material and energy prices; product shortages and supply disruptions; changes in interest and foreign exchange rates; the cyclical nature of the automotive industry and the loss of a major customer or program. It is not possible to foresee or identify all such factors. Any forward-looking statements in this report are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are not a guarantee of future performance and actual results or developments may differ materially from those projected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to certain financial market risks. The most predominant of these risks is the fluctuation in interest rates associated with bank borrowings, since changes in interest expense affect the Company’s operating results. At June 30, 2004, the Company owed $212.1 million to banks under its credit facilities, of which $198.5 million was not hedged by interest-rate swap agreements and was thus subject to market risk for a change in interest rates. If interest rates increase by 25 basis points, the Company’s annual interest expense would increase by approximately $496,000 based on the outstanding balance which was not hedged at June 30, 2004.

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

     During the quarter ended June 30, 2004, there was no change in the Company’s system of internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     At the Company’s Annual Meeting of Stockholders held on April 28, 2004, Messrs. Michael E. Dunlap, Charles A. Ledsinger, Jr., William J. McCarthy, and Raymond E. Schultz were elected as directors of the Company for a term expiring at the 2007 Annual Meeting of Stockholders.

     The number of shares voted for each director and the number of shares with respect to which authority to vote was withheld were as follows: 19,438,392 shares were voted for Mr. Dunlap and authority to vote 698,952 shares for Mr. Dunlap was withheld; 18,835,945 shares were voted for Mr. Ledsinger and authority to vote 1,301,399 shares for Mr. Ledsinger was withheld; 19,962,581 shares were voted for Mr. McCarthy and authority to vote 174,763 shares for Mr. McCarthy was withheld; and 19,465,974 shares were voted for Mr. Schultz and authority to vote 671,370 shares for Mr. Schultz was withheld.

     Also at the Company’s 2004 Annual Meeting of Stockholders, stockholders of the Company approved the TBC Corporation 2004 Incentive Plan, with 15,907,883 shares being voted in favor of approval of the Plan, 2,187,835 shares being voted against approval of the Plan, and 36,187 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits - See Index to Exhibits.

(b)	During the quarter ended June 30, 2004, the Company filed the following reports on Form 8-K:

(1)	A Form 8-K dated April 27, 2004 was filed which included the text of the Company’s press release reporting its financial results for the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TBC CORPORATION

August 9, 2004	By	/s/ Thomas W. Garvey

Thomas W. Garvey Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

		Located at
		Sequentially
Exhibit No.	Description	Numbered Page
(18)	LETTER RE CHANGE IN ACCOUNTING PRINCIPLE

18.1	Letter dated July 22, 2004, from PricewaterhouseCoopers LLP	23

(31)	RULE 13a-14(a) / 15d-14(a) CERTIFICATIONS

31.1	Certification by Lawrence C. Day pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934	24

31.2	Certification by Thomas W. Garvey pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934	25

(32)	SECTION 1350 CERTIFICATIONS

32.1	Certification by Lawrence C. Day pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	26

32.2	Certification by Thomas W. Garvey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	27