Form 10-Q
period 2004-09-30
TBC CORP
filed 2004-11-09
CIK 718449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

22,266,364 Shares of Common Stock were outstanding as of September 30, 2004.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
EX-10.1 2004-2005 MICHELIN DEALER AGREEMENT
EX-10.2 FORM OF GRANTS TO 1989 STOCK INCENTIVE PLAN
EX-10.3 FORM OF OPTIONS TO 1989 STOCK INCENTIVE PLAN
EX-10.4 FORM OF OPTIONS TO 1989 STOCK INCENTIVE PLAN
EX-10.5 FORM OF OPTIONS UNDER THE 2000 STOCK OPTION PLAN
EX-10.6 FORM OF OPTIONS UNDER THE 2000 STOCK OPTION PLAN
EX-10.7 FORM OF OPTIONS TO THE 2000 STOCK OPTION PLAN
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TBC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

		RESTATED
	September 30,	December 31,
	2004	2003
	(Unaudited)	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,204	$2,645
Accounts and notes receivable, less allowance for doubtful accounts of $9,700 on September 30, 2004 and $8,260 on December 31, 2003:
Related parties	27,335	12,535
Other	128,130	109,962

Total accounts and notes receivable	155,465	122,497
Inventories	284,870	264,810
Refundable federal and state income taxes	—	296
Deferred income taxes	15,233	11,359
Other current assets	12,611	10,346

Total current assets	471,383	411,953

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land and improvements	11,284	12,100
Buildings and leasehold improvements	110,595	103,669
Furniture and equipment	106,266	93,710

	228,145	209,479
Less accumulated depreciation	73,878	56,618

Total property, plant and equipment	154,267	152,861

TRADEMARKS, NET	15,824	15,824

GOODWILL, NET	169,532	169,184

OTHER ASSETS	39,490	34,368

TOTAL ASSETS	$850,496	$784,190

See accompanying notes to consolidated financial statements.

TBC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

		RESTATED
	September 30,	December 31,
	2004	2003
	(Unaudited)	(Unaudited)
CURRENT LIABILITIES:
Outstanding checks, net	$12,979	$11,411
Notes payable to banks	72,100	29,100
Current portion of long-term debt and capital lease obligations	39,195	28,723
Accounts payable, trade	103,129	114,708
Federal and state income taxes payable	7,899	—
Other current liabilities	99,259	91,730

Total current liabilities	334,561	275,672

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	176,289	208,620

NONCURRENT LIABILITIES	34,810	28,900

DEFERRED INCOME TAXES	11,190	7,890

STOCKHOLDERS’ EQUITY:
Common stock, $.10 par value, shares issued and outstanding - 22,266 on September 30, 2004 and 21,905 on December 31, 2003	2,227	2,190
Additional paid-in capital	28,491	23,898
Other comprehensive loss	(1,281)	(1,637)
Retained earnings	264,209	238,657

Total stockholders’ equity	293,646	263,108

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$850,496	$784,190

See accompanying notes to consolidated financial statements.

TBC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		RESTATED		RESTATED
	2004	2003	2004	2003
NET SALES*	$476,464	$362,401	$1,366,795	$947,789
COST OF SALES	301,213	247,748	854,477	649,288

GROSS PROFIT	175,251	114,653	512,318	298,501

EXPENSES:
Distribution expenses	18,044	15,811	54,800	44,591
Selling, administrative and retail store expenses	137,606	81,154	407,379	213,818
Interest expense - net	4,690	2,786	13,895	7,046
Other income	(1,904)	(869)	(3,275)	(2,288)

Total Expenses	158,436	98,882	472,799	263,167

INCOME BEFORE INCOME TAXES	16,815	15,771	39,519	35,334
PROVISION FOR INCOME TAXES	5,893	5,751	13,967	12,727

NET INCOME	$10,922	$10,020	$25,552	$22,607

EARNINGS PER SHARE -
Basic	$0.49	$0.46	$1.15	$1.05

Diluted	$0.47	$0.44	$1.10	$1.00

Weighted Average Common Shares Outstanding -
Basic	22,254	21,759	22,159	21,576
Diluted	23,237	22,970	23,274	22,568

* Including sales to related parties of $34,086 and $24,168 and $86,699 and $62,858 in the three and nine months ended September 30, 2004 and 2003, respectively.

See accompanying notes to consolidated financial statements.

TBC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

				Other
	Common Stock		Additional	Compre- hensive
	Number of		Paid-In	Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total
Nine Months Ended September 30, 2003 (Restated)
BALANCE, JANUARY 1, 2003	21,292	$2,129	$16,687	$(1,281)	$206,474	$224,009
Net income for period					22,607	22,607
Issuance of common stock under stock option and incentive plans	516	52	4,554	—	—	4,606
Tax benefit from exercise of stock options	—	—	1,264	—	—	1,264
Change in other comprehensive income associated with interest rate swap agreements, net	—	—	—	192	—	192

BALANCE, SEPTEMBER 30, 2003	21,808	$2,181	$22,505	$(1,089)	$229,081	$252,678

Nine Months Ended September 30, 2004
BALANCE, JANUARY 1, 2004 (RESTATED)	21,905	$2,190	$23,898	$(1,637)	$238,657	$263,108
Net income for period					25,552	25,552
Issuance of common stock under stock option and incentive plans	361	37	3,029	—	—	3,066
Tax benefit from exercise of stock options	—	—	1,564	—	—	1,564
Change in other comprehensive income associated with interest rate swap agreements, net	—	—	—	154	—	154
Change in other comprehensive income associated with foreign currency translation adjustment	—	—	—	202	—	202

BALANCE, SEPTEMBER 30, 2004	22,266	$2,227	$28,491	$(1,281)	$264,209	$293,646

See accompanying notes to consolidated financial statements.

TBC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
		RESTATED
	2004	2003
Operating Activities:
Net income	$25,552	$22,607
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	19,923	13,673
Amortization of intangible assets	56	30
Amortization of deferred financing costs	1,475	—
Amortization of other comprehensive income	—	(309)
Provision for doubtful accounts and notes	3,683	2,729
Loss on sale of fixed assets	71	27
Deferred income taxes	(51)	5,331
Equity in net earnings from joint ventures	(1,537)	(376)
Changes in operating assets and liabilities net of effect of assets acquired:
Receivables	(36,651)	(22,389)
Inventories	(23,204)	(46,330)
Other current assets	(2,307)	(4,147)
Other assets	(3,270)	(734)
Accounts payable, trade	(11,578)	45,010
Federal and state income taxes refundable or payable	9,759	502
Other current liabilities	7,772	850
Noncurrent liabilities	2,741	458

Net cash (used in) provided by operating activities	(7,566)	16,932

Investing Activities:
Purchase of property, plant and equipment	(18,116)	(14,585)
Acquisition of Merchant’s, Inc., net of cash acquired	—	(58,394)
Proceeds from disposition of commercial division of Merchant’s, Inc.	—	5,600
Investments in joint ventures, net of distributions received	(708)	239
Proceeds from asset dispositions	1,592	6,174

Net cash used in investing activities	(17,232)	(60,966)

Financing Activities:
Net bank borrowings under short-term borrowing arrangements	43,000	(25,100)
Increase in outstanding checks, net	1,567	1,790
Proceeds from long-term debt	—	77,000
Payments of long-term debt and capital lease obligations	(21,859)	(11,163)
Payments to secure credit facility	(17)	—
Issuance of common stock under stock incentive plans	2,666	3,740

Net cash provided by financing activities	25,357	46,267

Increase in cash and cash equivalents	559	2,233
Cash and cash equivalents:
Balance - Beginning of year	2,645	2,319

Balance - End of period	$3,204	$4,552

(Continued)

TBC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Supplemental Disclosures of Cash Flow Information:
Cash paid for - Interest	$12,503	$6,679
Cash paid for - Income taxes	4,041	6,915
Supplemental Disclosures of Non-Cash Financing Activity:
Tax benefit from exercise of stock options	$1,564	$1,264
Issuance of restricted stock under stock incentive plan, net	400	866
Supplemental Disclosures of Non-Cash Investing Activity:
On April 1, 2003, the Company completed the acquisition of Merchant’s, Incorporated for a purchase price of $57,494, plus applicable closing costs. The acquisition was accounted for under the purchase method, as follows:

Estimated fair value of assets acquired		$54,813
Goodwill		47,644
Cash paid		(58,394)

Liabilities assumed		$44,063

• During 2003, the Company acquired Merchant’s, Incorporated. and NTW Incorporated (the “Purchased Companies”) and these acquisitions were accounted for under the purchase method. In connection with the Purchased Companies, the Company has adjusted the carrying value of certain balance sheet items to account for changes to their respective fair market values. During the nine months ended September 30, 2004, the Company increased goodwill by $348 comprised primarily of adjustments to inventory, property, plant and equipment, other assets and other accrued liabilities.

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

TBC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The December 31, 2003 restated condensed consolidated balance sheet was derived from audited financial statements and restated as discussed in Note 2 “Restatement” of this Form 10-Q. The condensed consolidated balance sheet, statement of income, stockholders’ equity and cash flow for the period ended September 30, 2004, and the restated consolidated statements of income, stockholders’ equity and cash flow for the period ended September 30, 2003, have been prepared by the Company, without audit. It is Management’s opinion that these statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2004 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

     During the second quarter of 2004, the Company changed its inventory costing from LIFO to FIFO. The method was changed to obtain a more current inventory valuation at period end and to achieve a better matching of revenues and expenses. Costing for retail inventories has historically been on the FIFO method and it is expected that continued growth in this segment will result in the continuing liquidation of LIFO layers. The financial statements presented for the three and nine months ended September 30, 2003 have been retroactively restated to reflect this change. The effect of the change on previously reported net income and earnings per share are reflected in the table below (in thousands).

	As		As
	Reported	Adjustments	Restated
Net income
Three months ended September 30, 2003	$10,531	$(511)	$10,020
Nine months ended September 30, 2003	23,860	(1,253)	22,607
Basic earnings per share
Three months ended September 30, 2003	$0.48	$(0.02)	$0.46
Nine months ended September 30, 2003	1.11	(0.06)	1.05
Diluted earnings per share
Three months ended September 30, 2003	$0.46	$(0.02)	$0.44
Nine months ended September 30, 2003	1.06	(0.06)	1.00

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Weighted average common shares outstanding	22,254	21,759	22,159	21,576
Common share equivalents	983	1,211	1,115	992

Weighted average common shares and equivalents outstanding	23,237	22,970	23,274	22,568

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

     Accounting policies of both the retail and wholesale segments are the same as those described in the summary of significant accounting policies included in the Form 10-K for the year ended December 31, 2003 with the exception of the change in inventory valuation method as described in Note 2 “Restatement” of this Form 10-Q. The Company evaluates the performance of its two segments based on earnings before interest, taxes, depreciation and amortization (“EBITDA”). Net sales by the wholesale segment to the retail segment are eliminated in consolidation and totaled $67.4 million and $187.8 million and $49.1 million and $133.8 million for the three and nine months periods ended September 30, 2004 and the three and nine month periods ended September 30, 2003, respectively. Such intersegment sales had no effect on the EBITDA of the individual reporting segments.

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Segment Information (continued)

Segment information for the three and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	Retail	Wholesale	Total
Period ended September 30, 2004
Total assets	$580,238	$270,258	$850,496
Operating results -
Net sales to external customers
Three months ended	304,000	172,464	476,464
Nine months ended	881,532	485,263	1,366,795
EBITDA
Three months ended	18,739	9,178	27,917
Nine months ended	47,070	26,323	73,393
Period ended September 30, 2003 (Restated)
Total assets	$340,707	$297,287	$637,994
Operating results -
Net sales to external customers
Three months ended	191,444	170,957	362,401
Nine months ended	503,367	444,422	947,789
EBITDA
Three months ended	14,996	8,636	23,632
Nine months ended	35,131	20,952	56,083

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Stock Option and Incentive Plans

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Accordingly, no compensation expense has been recognized for the stock options granted in the periods ended September 30, 2004 or 2003. Using fair value assumptions specified in SFAS No. 123, the weighted average per share values of options granted during the three and nine months ended September 30, 2004 was $9.44. No stock options were awarded during the three months ended September 30, 2003. Had compensation cost for such option grants been determined using such assumptions, results for the third quarter and first nine months of 2004 and 2003 would have been as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		RESTATED		RESTATED
	2004	2003	2004	2003
Net income, as reported	$10,922	$10,020	$25,552	$22,607
Add: Stock-based compensation included in reported net income, net of tax effects	38	23	112	53
Less: Total stock-based compensation expense determined using fair value assumptions, net of tax effects	(802)	(618)	(2,340)	(1,761)

Pro forma net income	$10,158	$9,425	$23,324	$20,899

Earnings per share:
Basic - as reported	$0.49	$0.46	$1.15	$1.05

- pro forma	$0.46	$0.43	$1.05	$0.97

Diluted - as reported	$0.47	$0.44	$1.10	$1.00

- pro forma	$0.44	$0.41	$1.00	$0.93

     The fair value of each option granted in the first nine months of 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield of 0%; expected lives of 5.0 years; and interest rates based on risk-free governmental issues with maturities equal to the expected term of the option. The expected volatility percentages used for options granted during the first nine months of 2004 were 38.10%.

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

     As of September 30, 2004, the Company has determined that it holds interests in VIE’s associated with the franchise business activities conducted at its Big O Tires, Inc. (“Big O”) subsidiary. The Company has identified 153 retail stores operated by Big O franchisees that meet the VIE conditions due to lending, leasing or guarantee arrangements. These stores make retail tire sales and provide automotive services to consumers under the trade name of Big O Tires through franchise agreements entered into with the Company’s subsidiary. Under the franchise agreements, Big O sells private-branded and other tires to the franchised stores and receives a 2% royalty on all revenues of the stores. As of September 30, 2004, the Company’s subsidiary had extended loans in the aggregate of $9.1 million, entered into leasing or subleasing arrangements for minimum payments totaling $41.9 million and guaranteed loans or leases on behalf of these franchisees totaling $2.9 million. During the three and nine months ended September 30, 2004, Big O recorded product sales of $10.4 million and $31.9 million, respectively, and royalty fee revenue for the three and nine months ended September 30, 2004 of $0.7 million and $2.1 million, respectively, related to these 153 franchised stores. During the three and nine months ended September 30, 2004, the stores themselves had retail sales of approximately $34.4 million and $105.8 million, respectively. Since the 153 franchised stores are owned and/or operated by numerous entities and persons, the process of obtaining complete financial information for the stores is a lengthy one and the Company has thus far been unsuccessful in obtaining complete financial information to finalize its assessment. The Company’s efforts to obtain this information are ongoing and, once received, the Company will perform a thorough review to determine if the information is credible and reliable. In order to make a determination as of September 30, 2004 of whether the Company is the primary beneficiary, the Company evaluated these 153 stores based on their economic characteristics and made certain assumptions in instances where financial information was not available. Based on these evaluations, the Company is the primary beneficiary of three VIE’s. However, the consolidation of those entities for which the Company is the primary beneficiary would not have a material impact on the Company’s consolidated financial statements and therefore, the three entities are not included in the consolidated results of operations of the Company.

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

     During 2003, the Company adopted EITF 02-16, however, the adoption of this pronouncement did not have a material impact on the results of operations. Prior to the effective date of EITF 02-16, the Company entered into numerous multi-year supply agreements. Consistent with EITF 02-16, the Company continued accounting for these agreements under its historical method of recognizing the vendor allowances based on the Company’s fulfillment of the related obligations of the agreement. In the second quarter of 2004, the Company entered into a new supply agreement with one of its major vendors. As required by EITF 02-16, the Company began capitalizing a portion of the allowances afforded it under this new agreement. Earnings during the nine months ended September 30, 2004 reflect the impact of EITF 02-16 of $3.3 million, or $0.09 per diluted share, related to the Company’s new purchase agreement with this major vendor. In addition, certain reclassifications have been made with respect to certain vendor allowances previously classified in selling, general and administrative expenses to properly record these as cost of goods sold with no impact on net income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The Company is one of the nation’s largest independent marketers of tires for the automotive replacement market. The Company has determined that its operating activities consist of two reportable operating segments: the Company’s Retail Division and the Company’s Wholesale Division. The Company operates and acts as a franchisor of retail tire and automotive service centers throughout the entire United States under the trade names Tire Kingdom, Merchant’s Tire & Auto Centers, National Tire & Battery and Big O Tires. The Company’s wholesale customers include retailers and other wholesalers, primarily in the United States, Canada and Mexico. As of September 30, 2004, the Company had a total of 1,171 retail locations consisting of 602 Company-operated and 569 franchised stores.

     The following discussion should be read in conjunction with the consolidated historical financial statements, including the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

     During the second quarter of 2004, the Company changed its inventory costing from LIFO to FIFO. The method was changed to obtain a more current inventory valuation at period end and to achieve a better matching of revenues and expenses. Costing for retail inventories has historically been on the FIFO method and it is expected that continued growth in this segment will result in the continuing liquidation of LIFO layers. The financial statements presented for the three and nine months ended September 30, 2003 have been retroactively restated to reflect this change. The effect of the change on previously reported net income and earnings per share are reflected in the table below (in thousands).

	As		As
	Reported	Adjustments	Restated
Net income
Three months ended September 30, 2003	$10,531	$(511)	$10,020
Nine months ended September 30, 2003	23,860	(1,253)	22,607
Basic earnings per share
Three months ended September 30, 2003	$0.48	$(0.02)	$0.46
Nine months ended September 30, 2003	1.11	(0.06)	1.05
Diluted earnings per share
Three months ended September 30, 2003	$0.46	$(0.02)	$0.44
Nine months ended September 30, 2003	1.06	(0.06)	1.00

Financial Condition

     At September 30, 2004, the Company’s financial position and liquidity were strong, with working capital of $136.8 million and stockholders’ equity of $293.6 million. Current accounts and notes receivable increased by $33.0 million and inventories increased by $20.1 million compared to the December 31, 2003 levels, due largely to seasonal fluctuations. The number of days of sales in accounts receivable and number of days inventory on hand decreased at September 30, 2004 compared to their levels at the end of 2003.

     The net amount owed to banks and vendors (consisting of the combined balances of cash and cash equivalents, outstanding checks, notes payable to banks, and accounts payable) increased by $32.4 million from December 31, 2003 to September 30, 2004. This increase enabled the Company to fund the seasonally higher levels of receivables and inventories, as well as capital expenditures totaling $18.1 million during the first nine months of 2004.

Consolidated Results of Operations

     A total of 337 Company-operated retail stores were added to the Company’s retail segment as a result of the Company’s acquisitions of Merchant’s, Incorporated (“Merchant’s”) on April 1, 2003 and NTW Incorporated (“NTW”) on November 29, 2003. Thus, there were a number of significant changes in income statement line items between the first nine months of 2003 and the same period in 2004. These acquisitions are also expected to impact the Company’s overall seasonality pattern, since many of the acquired stores operate in geographic areas that have different sales trends than the Company has experienced in the past. While the first quarter has historically been the Company’s weakest and the third quarter the strongest in terms of sales and earnings, overall results are now expected to be more heavily skewed toward the last half of the year.

     During the quarter ended September 30, 2004, the Company was negatively impacted by four major hurricanes that affected Florida and the East Coast of the United States. The Company operates approximately 170 stores, representing 28.2% of the total Company-operated retail stores, in the affected areas. The hurricanes caused numerous store closures due to power outages, property damage and evacuations. The financial results of the impacts are reflected in the accompanying consolidated financial statements.

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

     Net sales (which equals revenues from sales of products and mechanical services, plus franchise and royalty fees, less estimated returns, allowances and customer rebates) increased 31.5% during the third quarter of 2004 compared to the third quarter of 2003. The $114.1 million increase in total net sales included a $112.6 million, or a 58.8%, increase for the retail segment and a $1.5 million, or 0.9%, increase for the wholesale segment. Of the $112.6 million gain in retail net sales during the quarter, $71.4 million was due to increased tire sales and the remaining $41.2 million was related to increased service revenues at Company-operated stores and sales of products other than tires. The increase in retail sales dollars was principally due to a 37.6% gain in retail unit volume due entire to the acquisition of NTW. In addition, the average retail tire sales price was 17.2% greater than in the third quarter of 2003 due largely to changes in the product mix, principally driven by the acquisition of the NTW stores. The increased number of franchised and company-operated stores was the primary reason for the growth in retail tire volume and service revenues compared to the third quarter of 2003. At the end of September

2004, the Company had 245, or 68.6%, more Company-operated stores and 8, or 1.4%, more franchised stores than at September 30, 2003. The increase in sales was partially offset by approximately $4.0 million in lost sales due to the hurricanes. The above-mentioned NTW retail stores acquired after the third quarter of 2003 contributed $109.1 million to the overall $112.6 million retail sales increase during the period.

     Net sales within the wholesale segment increased $1.5 million, while tire units declined 5.1% as compared to the third quarter of 2003. The increase in net sales was primarily due to a 10.2% increase in unit tire sales prices, which was due to the pass-through of price increases from suppliers and a favorable shift in the product mix towards specialty tires which was partially offset by approximately $2.0 million in lost sales due to the hurricanes.

     The percentage of total sales attributable to tires declined from 78.7% in the third quarter of 2003 to 76.5% for the third quarter of 2004, due to the impact of service revenues contributed by the additional Company-operated stores. Total unit tire volume in the third quarter of 2004 increased 9.9% compared to the third quarter of 2003. Unit tire shipments for the replacement tire industry as a whole decreased approximately 3.6% in the third quarter of 2004 (based on preliminary data as of September 2004). Excluding the unit tire sales contributed by the acquired NTW stores and reflecting the effect of the hurricanes, total unit tire volume decreased 4.8% in the third quarter of 2004 versus the third quarter ended 2003. After adjusting for the effect of the hurricances total unit tire volume decreased approximately 3%. Average tire sales prices for the Company as a whole increased 16.4% in the third quarter of 2004 compared to the third quarter of 2003. The change in average tire sales prices was due largely to increased prices and favorable product mix changes as a result of the NTW acquisition.

     Gross profit increased $60.6 million from $114.7 million, or 31.6% of net sales in the third quarter of 2003 to $175.3 million, or 36.8% of net sales in the third quarter of 2004. The increases were primarily driven by the expansion of the Company’s retail segment with the addition of NTW. In addition, the Company’s retail expansion has resulted in greater purchasing leverage and an improvement in net purchase prices from tire suppliers. Gross profit percentages on sales by the Company’s retail and wholesale segments increased from 47.6% and 13.8%, respectively, in the third quarter of 2003 to 49.1% and 15.0%, respectively, in the current quarter.

     Distribution expenses increased $2.2 million from $15.8 million, or 4.4% of net sales in the third quarter of 2003 to $18.0 million, or 3.8% of net sales in the current quarter. The increase was primarily due to the retail acquisition of NTW in addition to the adverse impact of higher fuel prices. As a percentage of net sales, the improvement in the current quarter reflected improved cost leveraging associated with NTW, as well as improved efficiencies related to warehousing and product delivery expenses.

     Selling, administrative and retail store expenses increased by $56.5 million from $81.2 million, or 22.4% of net sales in the third quarter of 2003 to $137.6 million, or 28.9% in the current quarter. The increases were principally due to the greater number of Company-operated retail stores as a result of the NTW acquisition. Excluding the impact of expenses associated with the NTW stores acquired during 2003, selling, administrative and retail store expenses increased by $6.6 million, or 8.2%, versus an increase in comparable net sales of 1.4%. The resulting increase was due to the addition of 19 Company-operated retail stores as compared to the third quarter of 2003, $2.3 million in repair expenses related to damage caused by the four major hurricanes and $1.0 million in consulting fees related to the on-going assessment, documentation and testing of the Company’s control environment as required by Section 404 of the Sarbanes-Oxley Act.

     Net interest expense increased by $1.9 million, or 68.3%, in the third quarter of 2004 compared to the third quarter of 2003. The increase was due principally to an increase in average borrowing levels on the Company’s credit facility primarily used to fund the acquisition of NTW after the third quarter of 2003. The impact of the increased credit facility borrowings was partially offset by lower average borrowing rates associated with a decline in market interest rates and continued efforts by the Company to keep interest rate spreads to a minimum. Average credit facility borrowing rates in the current quarter were approximately 26 basis points less than in the third quarter of 2003.

     Net other income in the third quarter of 2004 increased by $1.0 million compared to the third quarter of 2003. The increase is principally due to the equity earnings in a joint venture. Net other income consisted primarily of the Company’s equity interest in joint ventures and net gains and/or losses on sales of assets and miscellaneous other income and expense items.

     The Company’s effective tax rate was 35.0% in the current quarter, compared to 36.5% in the third quarter of 2003. The lower effective rates in the current year were due principally to reduced provision for state income taxes.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

     Net sales (which equals revenues from sales of products and mechanical services, plus franchise and royalty fees, less estimated returns, allowances and customer rebates) increased 44.2% during the first nine months of 2004 compared to the first nine months of 2003. The $419.0 million increase in total net sales included a $378.2 million, or 75.1%, increase for the retail segment and a $40.8 million, or 9.2%, increase for the wholesale segment. Of the $419.0 million gain in retail net sales during the nine months ended September 30, 2004, $229.5 million was due to increased tire sales and the remaining $189.5 million was related to increased service revenues at Company-operated stores and sales of products other than tires. The increased retail tire sales dollars was principally due to a 51.2% gain in retail unit volume. In addition, the average retail tire sales price was 14.8% greater than in the year-earlier period, due largely to changes in the product mix which was principally driven by the acquisition of the Merchant’s and NTW stores. The increased number of franchised and Company-operated stores was the primary reason for the growth in retail tire volume and service revenues compared to the year-earlier level and was partially offset by approximately $4.0 million in lost sales due to the four major hurricanes that affected Florida and the East Coast of the United States. The above-mentioned Merchant’s and NTW retail stores acquired after the first quarter of 2003 contributed $351.8 million to the overall $378.2 million retail sales increase during the period.

     The $40.8 million increase in net sales by the wholesale segment during the nine months ended September 30, 2004 was due in part to an 1.8% gain in unit tire shipments. In addition, the average wholesale tire sales price increased 8.9% in the current period compared to the nine months ended September 30, 2003 mainly due to the pass-through of price increases from suppliers and a favorable shift in the product mix towards specialty tires. These increases were partially offset by approximately $2.0 million in lost sales due to the hurricanes.

     The percentage of total sales attributable to tires declined from 79.2% during the nine months ended September 30, 2003 to 75.2% during the nine months ended September 30, 2004, due to the impact of service revenues contributed by the additional Company-operated stores. Total unit tire volume during the nine months ended September 30, 2004 increased 19.1% compared to the nine months ended September 30, 2003. Unit tire shipments for the replacement tire industry as a whole increased approximately 3.4% in the first nine months of 2004 (based on preliminary data as of September 2004). Excluding the unit tire sales contributed by the acquired Merchant’s and NTW stores and reflecting the effect of the hurricances, total unit tire volume increased 1.4% during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. After adjusting for the effect of the hurricanes, total unit tire volume increased approximately 2%. The total unit tire volume was negatively impacted by a reduction in sales due to a change in a wholesale customer’s tire product line and a short-term shift in the Company’s wholesale segment’s focus required to meet the fulfillment demands during the initial product transition of the acquired NTW stores. Average tire sales prices for the Company as a whole increased 15.1% during the nine months ended September 30, 2004 as compared to the nine months ended

September 30, 2003, due largely to increased prices and favorable product mix changes as a result of the Merchant’s and NTW acquisitions.

     Gross profit increased $213.8 million from $298.5 million, or 31.5% of net sales during the nine months ended September 30, 2003 to $512.3 million, or 37.5% of net sales during the nine months ended September 30, 2004. The increases are primarily driven by the expansion of the Company’s retail segment with the addition of Merchant’s and NTW. In addition, the Company’s retail expansion has resulted in greater purchasing leverage and an improvement in net purchase prices from tire suppliers. Gross profit percentages on sales by the Company’s retail and wholesale segments increased from 46.7% and 14.3%, respectively, during the nine months ended September 30, 2003 to 49.9% and 14.9%, respectively, during the nine months ended September 30, 2004.

     Distribution expenses increased $10.2 million from $44.6 million, or 4.7% of net sales during the nine months ended September 30, 2003 to $54.8 million, or 4.0% of net sales during the nine months ended September 30, 2004. The increase was primarily due to the retail acquisition of Merchant’s and NTW in addition to the adverse impact of higher fuel prices. As a percentage of net sales, the improvement in the current period reflected improved cost leveraging associated with Merchant’s and NTW during 2003, as well as improved efficiencies related to warehousing and product delivery expenses.

     Selling, administrative and retail store expenses increased by $193.6 million from $213.8 million, or 22.6% of net sales during the nine months ended September 30, 2003 to $407.4 million, or 29.8% during the nine months ended September 30, 2004. The increases were principally due to the greater number of Company-operated retail stores as a result of the Merchant’s and NTW acquisitions. The retail store expenses also included approximately $1.5 million in costs incurred during the three months ended March 31, 2004 associated with the conversion of the acquired NTW stores to the Company’s point-of-sale and operating systems and the replacement of a portion of NTW’s previous product assortment with product lines offered by the other Company-operated stores. Excluding the impact of expenses associated with the Merchant’s and NTW stores acquired during 2003, selling, administrative and retail store expenses increased by $20.5 million, or 12.3%, versus an increase in comparable net sales of 7.8%. The resulting increase was due to the addition of 19 Company-operated retail stores as compared to nine months ended September 30, 2003, $2.3 million in repair expenses related to damage caused by the four major hurricanes and $1.4 million in consulting fees related to the on-going assessment, documentation and testing of the Company’s control environment as required by Section 404 of the Sarbanes-Oxley Act.

     Net interest expense increased by $6.8 million, or 97.2%, during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increase was due principally to an increase in average borrowing levels on the Company’s credit facility primarily used to fund the acquisition of Merchant’s and NTW after the first quarter of 2003. The impact of the increased credit facility borrowings was partially offset by lower average borrowing rates associated with a decline in market interest rates and continued efforts by the Company to keep interest rate spreads to a minimum. Average credit facility borrowing rates in the current period were approximately 60 basis points less than in the nine months ended September 30, 2003.

     Net other income during the nine months ended September 30, 2004 increased by $1.0 million as compared to the nine months ended September 30, 2003. The increase is principally due to the equity earnings in a joint venture. Net other income consists primarily of the Company’s equity interest in joint ventures and net gains and/or losses on sales of assets and miscellaneous other income and expense items.

     The Company’s effective tax rate was 35.3% during the nine months ended September 30, 2004, as compared to 36.0% during the nine months ended September 30, 2003. The lower effective rates in the current year were due principally to reduced provision for state income taxes.

FORWARD-LOOKING STATEMENTS AND RISKS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including, without limitation, statements containing the words, “believes”, “expects”, “anticipates”, “estimates” and words of similar import. Such forward-looking statements relate to expectations for future financial performance, which involve known and unknown risks, uncertainties and other factors. Such factors include, but are not limited to: changes in economic and business conditions in the world; increased competitive activity; consolidation within and among competitors, suppliers and customers; unexpected changes in the replacement tire market; the Company’s inability to attract as many new franchisees or open as many Company-operated retail outlets as planned; changes in the Company’s ability to identify and acquire additional companies in the replacement tire industry and successfully integrate acquisitions and achieve anticipated synergies or savings; fluctuations in tire prices charged by manufacturers, including fluctuations due to changes in raw material and energy prices; product shortages and supply disruptions; changes in interest and foreign exchange rates; the cyclical nature of the automotive industry and the loss of a major customer or program. It is not possible to foresee or identify all such factors. Any forward-looking statements in this report are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are not a guarantee of future performance and actual results or developments may differ materially from those projected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to certain financial market risks. The most predominant of these risks is the fluctuation in interest rates associated with bank borrowings, since changes in interest expense affect the Company’s operating results. At September 30, 2004, the Company owed $203.6 million to banks under its credit facilities, of which $191.2 million was not hedged by interest-rate swap agreements and was thus subject to market risk for a change in interest rates. If interest rates increase by 25 basis points, the Company’s annual interest expense would increase by approximately $478,000 based on the outstanding balance which was not hedged at September 30, 2004.

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

     During the quarter ended September 30, 2004, there was no change in the Company’s system of internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits – see Index to Exhibits.

(b)	During the quarter ended September 30, 2004, the Company filed the following reports on Form 8-K:

(1)	A Form 8-K dated July 26, 2004 was filed which reported in Item 12, and included as an Exhibit the text of the Company’s press release reporting, its financial results for the quarter ended June 30, 2004.

(2)	A Form 8-K dated September 15, 2004 was filed which reported in Item 8.01, and included as an Exhibit the text of the Company’s press release reporting, the financial impact of the Florida hurricanes.

(3)	A Form 8-K dated September 22, 2004 was filed which reported in Item 8.01, and included as an Exhibit the text of the Company’s press release reporting, the restatement for the four quarters and the full year ended December 31, 2003 related to the change in its inventory valuation method from Last-In-First-Out (“LIFO”) to First-In-First-Out (“FIFO”).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TBC CORPORATION
November 9, 2004	By	/s/ Thomas W. Garvey Thomas W. Garvey Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description
(10)	MATERIAL CONTRACTS

10.1	2004-2005 Dealer Agreement, effective as of April 1, 2004, between TBC Corporation and Michelin Americas Small Tires, a division of Michelin North America, Inc.

Management Contracts and Compensatory Plans or Arrangements

10.2	Form of Restricted Shares Grants to Executive Officers under the TBC Corporation 1989 Stock Incentive Plan

10.3	Form of Incentive Stock Options Granted to Executive Officers under the TBC Corporation 1989 Stock Incentive Plan

10.4	Form of Nonqualified Stock Options Granted to Executive Officers under the TBC Corporation 1989 Stock Incentive Plan

10.5	Form of Incentive Stock Options, Including Reload Feature, Granted to Executive Officers under the TBC Corporation 2000 Stock Option Plan

10.6	Form of Nonqualified Stock Options, Including Reload Feature, Granted to Executive Officers under the TBC Corporation 2000 Stock Option Plan

10.7	Form of Stock Options, Including Reload Feature, Granted to Executive Officers under the TBC Corporation 2000 Stock Option Plan

(31)	RULE 13a-14(a) / 15d-14(a) CERTIFICATIONS

31.1	Certification by Lawrence C. Day pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by Thomas W. Garvey pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934

(32)	SECTION 1350 CERTIFICATIONS

32.1	Certification by Lawrence C. Day pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Thomas W. Garvey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002