Form 10-K
period 2004-12-31
TBC CORP
filed 2005-04-01
CIK 718449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-11579

TBC CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	20-1888610

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7111 Fairway Drive, Suite 201
Palm Beach Gardens, Florida	33418

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 227-0955

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):
Yes ☑ No

INDEX TO EXHIBITS at page 61 of this Report

Aggregate market value of outstanding shares of Common Stock, par value $.10, held by non-affiliates of the Company on December 31, 2004 (for purposes of this calculation, 1,647,867 shares beneficially owned by directors and executive officers of the Company were treated as being held by affiliates of the Company)	$574,469,125

Number of shares of Common Stock, par value $.10, outstanding at the close of business on December 31, 2004	22,312,224

DOCUMENT INCORPORATED BY REFERENCE

TBC Corporation’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 12, 2005. Definitive copies of the Proxy Statement will be filed with the Commission within 120 days after the end of the Company’s fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

2 of 79

PART I

Item 1. BUSINESS

     TBC Corporation’s business began in 1956 under the name Cordovan Associates, Incorporated. The Company was incorporated in Delaware in 1970 under the name The Tire and Battery Corporation. In 1983, the Company changed its name to TBC Corporation.

     On November 19, 2004, the Company completed a corporate reorganization to implement a holding company structure. As a result of the reorganization, the existing TBC Corporation (“Old TBC”) became a wholly-owned subsidiary of a new Delaware holding company (the “Holding Company”), the name of Old TBC was changed to “TBC Private Brands, Inc.,” and the name of the Holding Company was changed to “TBC Corporation.” Share certificates formerly representing shares of Common Stock of Old TBC are now deemed to represent shares of Common Stock of the Holding Company, and the Holding Company is the successor issuer of Old TBC for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934.

     The Company and its wholly owned subsidiaries are principally engaged in the marketing of tires in the automotive replacement market. The Company is one of the nation’s largest independent marketers of tires for the automotive replacement market. The Company has two reportable operating segments: the Company’s Retail Division and the Company’s Wholesale Division. Net sales in 2004 for the retail segment totaled $1.2 billion, which represented 64.3% of the Company’s consolidated net sales. Net sales during 2004 for the wholesale segment were $662.1 million, or 35.7% of total sales. (See Note 15 to the consolidated financial statements included in this Report for additional financial information about each of the reportable segments.) Unless the context indicates otherwise, the term “Company” refers to TBC Corporation and its subsidiaries, taken as a whole.

Retail Business

     The retail segment of the Company’s business (the “Retail Business”) consists of both Company-operated retail tire stores and franchised stores. The Company-operated stores are operated by a number of the Company’s wholly owned subsidiaries, including Tire Kingdom, Inc. (“Tire Kingdom”), Merchant’s, Incorporated (“Merchant’s”) and NTW Incorporated (“NTW”). The Company acquired Merchant’s on April 1, 2003 and NTW (which operates its retail business under the trade name “National Tire & Battery”, or “NTB”) on November 29, 2003. The Company’s franchised retail tire business is conducted by its Big O Tires, Inc. subsidiary (“Big O”).

     The retail tire and automotive service centers operated by the Company are located primarily in the eastern two-thirds of the United States. At the end of 2004, there were 605 locations in the Company-operated retail network, an increase of 14 stores compared to the end of 2003, when the Company had 591 locations. The Company has two distribution centers dedicated solely to servicing its Company-operated retail network and also utilizes the distribution centers operated by its wholesale segment to supply products to certain of its retail stores. The Company-operated retail stores market a broad selection of tires under nationally advertised brands and private brands, including the Company’s own Sigma® brand. In addition, the stores provide full service tire replacement including tire balancing, wheel alignment, extended service programs and warranties, and also perform maintenance and mechanical services such as brake repairs, suspension system replacement, and oil changes.

     Big O franchises retail tire and automotive service stores located primarily in the western and mid-western United States and sells Big O® brand tires and other tires to these franchisees. At December 31, 2004, the Company had a total of 567 Big O stores, serviced by 6 distribution centers. Included in the 567 total outlets were 552 franchisee-owned stores and 15 stores owned by joint ventures in which the Company has an equity interest. Big O products are also sold by Big O to 34 unaffiliated retail stores in British Columbia, Canada. Big O franchise agreements grant a ten-year license to sell Big O brand tires and to use Big O trademarks and trade secrets in the operation of a retail store at a specific location within a defined trade area. With the exception of retail tire stores converting to the Big O franchise system, each franchisee is required to pay an initial franchise fee. All franchisees are required to pay monthly royalty fees.

3 of 79

Wholesale Business

     The wholesale segment of the Company’s business (the “Wholesale Business”) markets and distributes the Company’s proprietary brands of tires, as well as other tires and related products, on a wholesale basis to distributors and independent tire dealers located throughout the United States, Canada and Mexico. These distributors operate under written distributor agreements with the Company and resell the Company’s products to retailers or through retail outlets primarily consisting of independent tire dealers. The Wholesale Business operates a total of 30 warehouse distribution centers, all of which are located in the United States.

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

Products and Suppliers

     Sales of tires accounted for approximately 75% of the Company’s total sales in 2004, 79% in 2003, and 85% in 2002. Tire and mechanical services performed by Company-operated retail stores represented approximately 23%, 19% and 12% of total sales in 2004, 2003 and 2002, respectively. The remainder of the Company’s sales includes tubes, wheels, and other products for the automotive replacement market.

     The Company purchases its products, in finished form, from a number of major tire manufacturers and other suppliers to the automotive replacement market. In the case of tires bearing the Company’s trademarks, the Company owns most of the molds in which they are made.

     The Company has supply agreements with many of its suppliers. The Company purchases tires from the Goodyear Tire & Rubber Company (“Goodyear”) pursuant to a supply agreement entered into in 1977 and a commitment letter that extends until 2013. This ongoing supply relationship with Goodyear began in 1963. The Company also has a supply agreement with Cooper Tire and Rubber Company, which extends until 2011. Effective April 1, 2004, the Company entered into a supply agreement with Michelin North America, Inc., which extends through 2005. In addition to these three major suppliers, the Company has written contracts with certain other suppliers. The Company has no minimum purchase commitments or requirements with these suppliers.

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

Trademarks

     In addition to its Cordovan®, Multi-Mile®, Sigma®, Vanderbilt®, Big O®, Tire Kingdom®, Merchant’s®, and NTB National Tire & Battery® trademarks, the Company also holds federal registrations for trademarks such as Grand Prix®, Grand Am®, Grand Spirit®, Wild Spirit®, Aqua Flow®, Wild Country®, Wild Trac®, Turbo-Tech®, Supreme®, Stampede®, Power King®, Harvest King®, Big Foot®,

4 of 79

Legacy®, Prestige®, and Sun Valley®.

     The ability to offer products and services under established trademarks represents an important marketing advantage in the automotive replacement industry, and the Company regards its trademarks as valuable assets of its business.

Customers

     The Company’s ten largest customers in its Wholesale Business accounted for approximately 29.8% of total wholesale sales and 10.7% of the Company’s total consolidated sales in 2004, with the largest customer accounting for 3.6% of total consolidated sales. The loss of a major customer in the Wholesale Business could have a material adverse effect upon this segment and the Company’s business as a whole, pending the establishment of a replacement customer to market the Company’s products. See Note 4 to the consolidated financial statements and Item 13 of this Report for additional information concerning major customers.

     Sales to domestic customers represented 96% of the Company’s consolidated sales in 2004, 96% in 2003 and 94% in 2002. The remainder of the Company’s sales was attributable to customers located primarily in Mexico and Canada. The Company has no significant foreign currency translation risks, since its sales to customers located outside the United States are made and settled in U.S. dollars.

Seasonality and Inventory

     The Company normally experiences its highest level of sales in the third quarter of each year, with the first quarter exhibiting the lowest level. During the two-year period from January 1, 2001 through December 31, 2002, first quarter sales averaged approximately 23% of annual sales; the second quarter and third quarters 25% and 27%, respectively; and the fourth quarter 25%. In 2003, the trend was slightly different from the historical pattern, due to the impact of acquisitions during the year. First quarter sales in 2003 represented approximately 20% of total sales, the second quarter 25%, the third quarter 27%, and the fourth quarter 28%. In 2004, the trend was slightly different from the historical pattern, due to the impact of the NTB acquisition completed in November 2003. First quarter sales in 2004 represented approximately 23% of total sales, the second quarter 25%, the third quarter 26%, and the fourth quarter 26%.

     Orders for the Company’s products, except for those sold directly to consumers in the retail segment, are usually placed with the Company by computer, facsimile, or telephone. These orders are filled either out of the Company’s inventory or by direct shipment to the customer from the manufacturers’ plants at the Company’s request.

     Since customers look to the Company to fulfill their needs on short notice, the Company maintains a large inventory of tires and other products, both for its Wholesale Business and its Retail Business segments. Average inventories, based on quarter-end levels on hand and in transit, were $286.4 million during 2004. The Company’s inventory turn rate (cost of sales, including the cost of direct shipments from manufacturers to customers, divided by average inventory) was 4.1 for 2004.

Competition

     The industry in which the Company operates is highly competitive. In the case of the Company’s Wholesale Business, many of the Company’s competitors are significantly larger and have greater financial and other resources than the Company. These competitors include the Company’s own suppliers, other tire manufacturers, other wholesale tire distributors, as well as mass merchandisers and retailers with sufficient purchasing power to command wholesale prices.

     The Company believes its Wholesale Business is able to compete successfully because of its ability to offer quality products under proprietary brand names at competitive prices, its efficient distribution systems, its good relationships with customers and suppliers, and its established presence in the markets it serves.

5 of 79

     In the case of the Company’s Retail Business, competition is based primarily upon market presence in a specific geographic area. Big O’s 567 franchised retail outlets are primarily concentrated in western and mid-western states, which gives Big O a significant market share in many of the retail markets it serves. The market position for TBC’s Company-operated retail stores varies depending upon the city or region. For example, in the states of Florida and Virginia, the Company is one of the leading tire retailers, with 171 and 72 Company-operated outlets, respectively. Retail competitors include stores operated by tire manufacturers, other retail outlets such as warehouse clubs, chains and mass merchandisers, and other independent tire dealers, some of whom are customers or who buy from customers of the Company’s Wholesale Business.

Employees

     As of December 31, 2004, the Company employed approximately 9,400 persons, of which approximately 8,800 were in its Retail Business. None of the Company’s employees are represented by a union, and the Company considers its employee relations to be excellent.

Internet Website Address and Availability of SEC Filings

     The Company maintains an internet website, www.tbccorp.com. The Company makes its SEC filings, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, immediately available on its website after filing, via an electronic link from the Company’s website to the SEC’s EDGAR database. Paper copies of such SEC filings are also available free of charge from the Company, upon request. Additionally, all public filings may be obtained at the Operations of the Public Reference Room located at 450 Fifth Street, N.W., Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330.

Item 2. PROPERTIES

     TBC Corporation’s executive offices are located in a leased facility in Palm Beach Gardens, Florida. The Company has a total of 40 warehouse distribution facilities, totaling approximately four million square feet, located in 17 states across the United States. The Company owns the office building where its wholesale business is headquartered and two of its distribution facilities. The remainder of the distribution facilities, totaling approximately 3.7 million square feet, are leased under operating leases. The majority of the retail tire and service centers operated by the Company are in leased facilities. Additionally, the Company owns certain buildings situated on leased land. See Note 9 to the consolidated financial statements for information regarding the Company’s operating lease commitments.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

6 of 79

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table presents certain information concerning the executive officers of the Company. The term of office of all executive officers of the Company is until the next Annual Meeting of Directors (May 12, 2005) or until their respective successors are elected.

		Capacities in which Individual
Name	Age	Serves the Company
Lawrence C. Day	55	President and Chief Executive Officer

Thomas W. Garvey	50	Executive Vice President and Chief Financial Officer

Kenneth P. Dick	58	President and Chief Executive Officer of TBC Private Brands, Inc. and Carroll’s. Inc.

J. Glen Gravatt	53	Executive Vice President of Purchasing

William M. Potts	52	Senior Vice President of Human Resources

Orland Wolford	57	President and Chief Executive Officer of Tire Kingdom, Merchant’s and NTW

Erik R. Olsen	41	Senior Vice President and Chief Marketing Officer

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

     Mr. Gravatt has been Executive Vice President Purchasing since November 2003 and prior to that served as the Company’s Senior Vice President of Purchasing. From 1987 until his election as Senior Vice President in 1999, Mr. Gravatt was a Vice President of the Company. Mr. Gravatt joined the Company in 1984 as Manager of Purchasing and served in that role until his election as a Vice President.

     Mr. Potts has been Senior Vice President of Human Resources since November 2003 and prior to that served as Vice President of Human Resources since joining the Company in 1998. From 1994 until joining the Company, Mr. Potts was Vice President, Human Resources of Millard Refrigerated Services, Inc., and from 1988 to 1994 was Corporate Director of Human Resources for Griffin Industries, Inc.

7 of 79

EXECUTIVE OFFICERS OF THE REGISTRANT (CONTINUED)

     Mr. Wolford has been the President and Chief Executive Officer of Tire Kingdom since it was acquired by TBC in June 2000 and has served as President and Chief Executive Officer of Merchant’s and NTW since each was acquired by TBC in 2003, when TBC purchased the company. From 1997 until joining the Company in May 2000, he served as Regional Vice President for Olson Tire, and prior to that was the President and Chief Executive Officer of Automotive Industries from 1989 until 1997. Until that time, Mr. Wolford worked within the Firestone Corporation for 20 years, with his last assignment there as Regional Vice President for the North and Central Regions which had 325 stores.

     Mr. Olsen has been Senior Vice President and Chief Marketing Officer of the Company since December 2004. Before joining the Company, Mr. Olsen was Vice President of Sales for Michelin’s North America Passenger and Light Truck Division. Prior to joining Michelin in 1997, Mr. Olsen held marketing and sales positions with Ralston Foods, The Clorox Company and Proctor and Gamble.

8 of 79

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Common Stock of the Company is traded on The Nasdaq Stock Market under the symbol TBCC. As of December 31, 2004, the Company had approximately 4,000 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings. Historically, the Company has not paid cash dividends and the Company has no intention to do so in the foreseeable future. In addition, the Company’s short-term and long-term credit facilities restrict its ability to declare cash dividends (see the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 7 to the consolidated financial statements).

     The following table sets forth for the periods indicated the high and low sales prices for the Company’s Common Stock on the Nasdaq National Market System.

	Price Range
Quarter ended	High	Low
03/31/03	14.73	11.81

06/30/03	19.30	13.58

09/30/03	26.84	16.55

12/31/03	30.30	24.78

03/31/04	30.73	25.70

06/30/04	30.90	23.50

09/30/04	24.74	20.31

12/31/04	28.67	18.80

     See Item 12 for certain information with respect to compensation plans under which shares of Common Stock of the Company are authorized for issuance.

     During the year ended December 31, 2004, the Company made no repurchases of Common Stock.

9 of 79

Item 6. SELECTED FINANCIAL DATA

     Set forth below is selected financial information of the Company for each year in the five-year period ended December 31, 2004. The following years, 2003 through 2000, have been restated to reflect the change in accounting policies described in Note 3 – Restatement to the Company’s consolidated financial statements. The selected financial information should be read in conjunction with the consolidated financial statements of the Company and notes thereto which appear elsewhere in this Report. Specific reference should be made to the discussions of the acquisitions during 2003 of Merchant’s and NTW in Note 5 to the consolidated financial statements. Information regarding the 2000 acquisition of Tire Kingdom, Inc. was last included in Note 5 to the consolidated financial statements included in Form 10-K for the year ended December 31, 2002. The Company did not declare any cash dividends during the five-year period ended December 31, 2004.

	For the Years Ended December 31,
		Restated		Restated	Restated	Restated
	2004	2003		2002	2001	2000
INCOME STATEMENT DATA (a):

Net sales (b)	$1,855,418	$1,318,531		$1,109,663	$1,009,278	$902,740

Gross profit	694,794	433,886	(c)	300,282	267,573	197,802

Net income	37,598	32,185		26,438	22,640	18,452

Diluted earnings per share	$1.62	$1.42		$1.20	$1.06	$0.87

Average shares and equivalents outstanding	23,280	22,743		21,966	21,386	21,191

BALANCE SHEET DATA (a):

Total assets	$876,279	$785,818		$475,258	$465,908	$451,921

Working capital	138,610	137,909		171,127	170,157	156,998

Long-term debt	167,349	208,620		79,700	101,000	113,531

Total liabilities	571,270	522,710		251,251	269,758	277,666

Stockholders’ equity	305,009	263,108		224,007	196,150	174,255

(a)	In thousands, except per share amounts.

(b)	Net sales include revenues from sales of products and services, plus franchise and royalty fees, less estimated returns, allowances and customer rebates. Reported net sales include sales to related parties of $125,088 in 2004, $82,010 in 2003, $100,406 in 2002, $92,813 in 2001 and $86,961 in 2000.

(c)	During 2003, the Company reclassified $1,652 of vendor rebates from selling, administrative and retail store expenses to cost of sales in order to properly reflect the income statement in accordance with EITF 02-16 as discussed in Note 1 - Nature of Business and Significant Accounting Policies.

10 of 79

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following tables highlight the financial information, stated both as dollar amounts and as percentage, which is discussed in greater detail below:

	For the Years Ended December 31,
		RESTATED	RESTATED
	2004	2003	2002
NET SALES	100.0%	100.0%	100.0%

COST OF SALES	62.6%	67.1%	72.9%

GROSS PROFIT	37.4%	32.9%	27.1%

EXPENSES:
Distribution expenses	4.0%	4.7%	4.8%
Selling, administrative and retail store expenses	29.5%	23.9%	17.9%
Interest expense — net	1.0%	0.8%	0.8%
Other income	-0.3%	-0.2%	-0.2%

Total expenses	34.3%	29.1%	23.3%

INCOME BEFORE INCOME TAXES	3.1%	3.8%	3.8%

PROVISION FOR INCOME TAXES	1.1%	1.3%	1.4%

NET INCOME	2.0%	2.4%	2.4%

11 of 79

     RESULTS OF OPERATIONS (Continued)

	For the Years Ended December 31,
		RESTATED
		(See Note 3)	Fav/(Unfav)	Fav/(Unfav)
	2004	2003	Change	Change %
NET SALES	$1,855,418	$1,318,531	$536,887	40.7%

COST OF SALES	1,160,624	884,645	(275,979)	-31.2%

GROSS PROFIT	694,794	433,886	260,908	60.1%

EXPENSES:
Distribution expenses	74,284	61,356	(12,928)	-21.1%
Selling, administrative and retail store expenses	548,309	314,760	(233,549)	-74.2%
Interest expense — net	18,739	10,409	(8,330)	-80.0%
Other income	(4,722)	(2,547)	2,175	85.4%

Total expenses	636,610	383,978	(252,632)	-65.8%

INCOME BEFORE INCOME TAXES	58,184	49,908	8,276	16.6%

PROVISION FOR INCOME TAXES	20,586	17,723	(2,863)	-16.2%

NET INCOME	$37,598	$32,185	$5,413	16.8%

	For the Years Ended December 31,
	RESTATED	RESTATED
	(See Note 3)	(See Note 3)	Fav/(Unfav)	Fav/(Unfav)
	2003	2002	Change	Change %
NET SALES	$1,318,531	$1,109,663	$208,868	18.8%

COST OF SALES	884,645	809,381	(75,264)	-9.3%

GROSS PROFIT	433,886	300,282	133,604	44.5%

EXPENSES:
Distribution expenses	61,356	53,136	(8,220)	-15.5%
Selling, administrative and retail store expenses	314,760	198,775	(115,985)	-58.3%
Interest expense — net	10,409	8,703	(1,706)	-19.6%
Other income	(2,547)	(2,411)	136	5.6%

Total expenses	383,978	258,203	(125,775)	-48.7%

INCOME BEFORE INCOME TAXES	49,908	42,079	7,829	18.6%

PROVISION FOR INCOME TAXES	17,723	15,641	(2,082)	-13.3%

NET INCOME	$32,185	$26,438	$5,747	21.7%

12 of 79

Restatement

     During the second quarter of 2004, but effective on January 1, 2004, the Company changed its inventory costing method from LIFO to FIFO. The method was changed to obtain a more current inventory valuation at period end, to achieve a better matching of revenues and expenses and to move to one method of inventory valuation on a Company-wide basis. In addition, since costing for retail inventories has historically been on the FIFO method, as this segment grows, continuing liquidation of LIFO layers would have resulted in any event. Principally, the Wholesale Segment historically used the last-in, first-out (“LIFO”) method for approximately 45% of the Company’s inventories, with the remaining inventories valued on a first-in, first-out (“FIFO”) basis. The Company has applied this change retroactively by restating its financial statements for 2003 and 2002 as required by Accounting Principles Board No. 20, “Accounting Changes,” and accordingly, previously reported retained earnings as of January 1, 2002 has been increased by $1.8 million. The effect of the change on the previously reported net income and earnings per share are reflected in the table below (in thousands):

	As		As
	Reported	Adjustments	Restated
Net income
Year ended December 31, 2003	$33,359	$(1,174)	$32,185
Year ended December 31, 2002	27,382	(944)	26,438

Basic earnings per share
Year ended December 31, 2003	$1.54	$(0.05)	$1.49
Year ended December 31, 2002	1.29	(0.04)	1.25

Diluted earnings per share
Year ended December 31, 2003	$1.47	$(0.05)	$1.42
Year ended December 31, 2002	1.25	(0.05)	1.20

Consolidated Results of Operations

     The Company has two operating segments: retail and wholesale. The retail segment includes the franchised retail tire business conducted by Big O Tires, Inc., as well as the operation of retail tire and service centers by Tire Kingdom, Inc., Merchant’s, Incorporated (“Merchant’s) and NTW Incorporated (“NTW”). The Company’s wholesale segment markets and distributes TBC’s proprietary brands of tires, as well as other tires and related products, on a wholesale basis to distributors who resell to or operate independent tire dealers.

     A total of 337 Company-operated stores were added to the Company’s retail segment as a result of the Company’s acquisitions of Merchant’s on April 1, 2003 and NTW from Sears, Roebuck & Co. on November 29, 2003 (the “Purchased Companies”). Thus, there were a number of significant changes in income statement line items between 2003 and 2004. The Company’s 2003 consolidated results from operations include the results from the Purchased Companies only from the dates they were acquired. The Purchased Companies have also impacted the Company’s overall seasonality pattern, since many of the acquired stores operate in geographic areas that have different sales trends than the Company experienced in the past. While the first quarter has historically been the Company’s weakest and the third quarter the strongest in terms of sales and earnings, overall results are now expected to be more heavily skewed toward the last half of the year.

13 of 79

2004 Compared to Restated 2003

     Net sales (which equals revenues from sales of products and services, plus franchise and royalty fees, less estimated returns, allowances and customer rebates) increased $536.9 million, or 40.7%, during 2004 versus 2003 which included a $459.3 million, or 62.6%, increase for the retail segment and a $77.6 million, or 13.3%, increase for the wholesale segment. The $459.3 million increase in retail net sales during 2004 included a $277.4 million increase in tire sales, a $185.2 million gain in service revenues at Company-operated stores, and a $3.3 million decrease primarily related to sales of products other than tires. The increased retail tire sales dollars was principally due to a 44.4% gain in retail unit volume and a 10.9% increase in the average retail tire sales price due to product mix changes driven by the Purchased Companies and an effective pass-through of supplier cost increases. Additionally, service revenues increased 76.3% as compared to 2003 which was mainly attributable to the acquisition of the Purchased Companies. At the end of December 2004, the Company had 9, or 1.6%, fewer franchised stores and 14, or 2.4%, more Company-operated stores than at December 31, 2003. For comparative purposes, excluding the impacts of the Purchased Companies on the 2004 results of operations, net sales would have increased $70.5 million, or 5.9%. Net sales within the wholesale segment increased $77.6 million which was driven by an increase in total unit tire volume of 5.0% coupled with an increase in average tire sales prices of 8.0%. The increase in average tire sales prices was due to the pass-through of price increases from suppliers and a favorable shift in the product mix toward specialty tires.

     The percentage of total sales attributable to tires declined from 78.8% in 2003 to 75.1% in 2004, due to the impact of increased service revenues at the Company-operated retail stores. Total unit tire volume in 2004 increased 19.6% compared to 2003 primarily due to the Purchased Companies. Excluding the Purchased Companies, total unit tire volume in 2004 would have increased 4.1% versus 2003. Unit tire shipments for the replacement tire industry as a whole increased approximately 3.0% during 2004 (based on available industry data as of December 31, 2004). Additionally, average tire sales prices for the Company as a whole increased 12.2% compared to a year earlier, due largely to favorable mix changes.

     Gross profit increased $260.9 million from $433.9 million, or 32.9% of net sales in 2003 to $694.8 million, or 37.5% of net sales in 2004. The increases were primarily driven by the expansion of the Company’s retail segment with the addition of the Purchased Companies. Gross profit percentages on sales by the Company’s retail segment increased from 47.2% in 2003 to 50.1% in 2004. The increase in gross profit percentages was attributable to a favorable product mix shift towards the Company’s private label tires and an expansion into higher margin automotive services. Wholesale margins as a percentage of sales decreased from 15.0% in 2003 to 14.6% in 2004. The decrease in wholesale margins primarily pertains to increased volume on lower margin product sold to international customers as compared to 2003.

     Distribution expenses increased by $12.9 million from $61.4 million, or 4.7% of net sales in 2003, to $74.3 million, or 4.0% of net sales in 2004. The increase in dollars was primarily due to the Purchased Companies which added 337 Company-operated stores along with the adverse impact of higher fuel prices which increased the Company’s transportation costs. As a percentage of net sales, the improvement in 2004 as compared to 2003 reflected improved cost leveraging as the Company was able to utilize its existing distribution networks to service the acquired stores.

     Selling, administrative and retail store expenses increased by $233.5 million from $314.8 million, or 23.9% of net sales in 2003 to $548.3 million, or 29.6% of net sales in 2004. The increases were principally due to the greater number of Company-operated retail stores as a result of the Purchased Companies. Excluding the impact of expenses associated with the stores acquired during 2003, selling, administrative and retail store expenses increased by $10.2 million, or 4.1%, versus an increase in comparable net sales of 5.9%. The resulting increase was due to the addition of 14 Company-operated retail stores during 2004, $2.3 million in repair expenses related to damage caused by the four major hurricanes and $3.0 million in consulting fees related to the on-going assessment, documentation and testing of the Company’s control environment as required by Section 404 of the Sarbanes-Oxley Act.

     Net interest expense increased by $8.3 million, or 80.0%, during 2004 compared to 2003. The increase was due principally to an increase in average borrowing levels on the Company’s credit facility primarily used to fund the acquisition of the Purchased Companies. The impact of the increased credit facility borrowings was partially offset by continued efforts by the Company to keep interest rate spreads to a minimum. The weighted average borrowing rate on average borrowings during 2004 decreased 35 basis points as compared to 2003.

14 of 79

     Net other income in 2004 increased by $2.2 million as compared to 2003. The increase is principally due to the equity earnings in a joint venture during 2004 coupled with a $744,000 charge recorded in 2003 in connection with the exit from a joint venture. Net other income consists primarily of the Company’s equity interest in joint ventures and net gains and/or losses on sales of assets and miscellaneous other income and expense items.

     The Company recorded tax provisions of $20.6 million and $17.7 million in 2004 and 2003, respectively. The Company’s effective tax rate for both 2004 and 2003 was approximately 35.5%, which reflects the impact of certain tax saving initiatives. During 2004, the American Jobs Creation Act of 2004 (Jobs Creation Act) was signed into law. Beginning in 2005, the Jobs Creation Act includes relief for domestic manufacturers by providing a tax deduction for qualified production activities. In addition, the Job Creation Act phases out the exclusion for extraterritorial income (“ETI”) during 2005 and 2006. While the Company has historically benefited from ETI, its repeal will not materially impact the Company’s effective tax rate. With respect to the tax deduction provided for domestic manufacturers, the Company has initially determined that the deduction should not have an impact on its effective tax rate in future periods. The Company expects its effective tax rate to increase; however, the actual rate will depend on a number of factors, including the amount of pre-tax income by jurisdiction and any incremental tax savings initiatives that might be identified and implemented.

Restated 2003 Compared to Restated 2002

     Net sales (which equals revenues from sales of products and services, plus franchise and royalty fees, less estimated returns, allowances and customer rebates) increased $208.9 million, or 18.8%, during 2003 versus the 2002 level which included a $222.2 million, or 43.4%, increase for the retail segment and a $13.3 million, or 2.2%, decline for the wholesale segment. The $222.2 million increase in retail net sales during 2003 included a $110.2 million increase in tire sales, a $108.8 million gain in service revenues at Company-operated stores, and a $3.2 million increase related to franchise and royalty fees and to sales of products other than tires. The increased retail tire sales dollars was principally due to a 24.2% gain in retail unit volume. In addition, the average retail tire sales price was 5.7% greater in 2003 as compared to 2002 due largely to changes in the product mix which was principally driven by the acquisition of the Purchased Companies. An increased number of franchised and Company-operated stores was the primary reason for the growth in retail tire volume and service revenues compared to 2002. At the end of 2003, the Company had 40 more franchised stores and 369 more Company-operated stores than at the end of 2002, with the acquisitions of Merchant’s in April 2003 and NTW in November 2003 adding 112 and 225 Company-operated stores, respectively, to the retail segment. The acquired Merchant’s stores contributed $126.0 million to 2003 retail sales during the nine months following the acquisition. In the one-month period following the NTW acquisition, the acquired NTW stores contributed net sales of $44.9 million. The $13.3 million decrease in net sales by the wholesale segment in 2003 was primarily due to a 4.5% decline in unit tire shipments that exceeded the impact of a 3.4% increase in the average wholesale tire sales price.

     The percentage of total sales attributable to tires declined from 85% in 2002 to 79% in 2003, due to the impact of increased service revenues at Company-operated retail stores. Total unit tire volume in 2003 increased 4.5% compared to the 2002 level. In comparison, unit tire shipments for the replacement tire industry as a whole increased approximately 1.7% during 2003 (based on available industry data as of December 31, 2003). Average tire sales prices for the Company as a whole increased 6.4% compared to a year earlier, due largely to favorable mix changes.

     Gross profit increased $133.6 million from $300.3 million, or 27.1% of net sales in 2002 to $433.9 million, or 32.9% of net sales in 2003. The increases were primarily driven by the increased contribution from the retail segment and the increased level of service revenues within the retail segment. In addition, the Company’s growth over the past several years has resulted in greater purchasing leverage and an improvement in net purchase costs from tire suppliers. Gross profit percentages on sales by the Company’s retail segment increased from 42.5% in 2002 to 47.2% in 2003. Wholesale margins as a percentage of sales increased from 13.9% in 2002 to 15.0% in 2003.

     Distribution expenses increased $8.2 million from $53.1 million, or 4.8% of net sales in 2002 to $61.4 million, or 4.7% of net sales in 2003. The increase in dollars was primarily due to the Purchased Companies. The decrease as a percentage of sales is primarily due to improved cost leveraging associated with the Purchased Companies as well as improved efficiencies related to warehousing and product delivery expenses.

15 of 79

     Selling, administrative and retail store expenses increased by $116.0 million from $198.8 million, or 17.9% of net sales in 2002 to $314.8 million, or 23.9% of net sales in 2003. The increases were principally due to the addition of 72 Company-operated retail and franchised stores and 337 stores added resulting from the Purchased Companies. Excluding the impact of expenses associated with the acquired stores during 2002 and 2003, selling, administrative and retail store expenses increased by $26.9 million, or 13.5%, in 2003 compared to 2002. The resulting increased expenses was largely due to the impact of the 72 Company-operated retail and franchised stores.

     Net interest expense increased by $1.7 million, or 19.6%, during 2003 compared to 2002. The increase was due largely to a 21.5% increase in average borrowing levels on the Company’s credit facility primarily used to fund the acquisition of the Purchased Companies. The impact of the increased credit facility was partially offset by the Company’s cash from operations which totaled $37.7 million during 2003. The impact of amended credit facilities associated with the acquisitions caused interest rate spreads to increase; however, average borrowing rates were 2.3% lower in 2003 than in 2002 due to a decline in market interest rates. In both 2003 and 2002, the Company made significant efforts to keep interest rate spreads and borrowing rates to a minimum.

     Net other income in 2003 was relatively unchanged compared to 2002, increasing by 5.6%. A net decrease in the Company’s equity in operating results from joint ventures, which in 2003 included a $744,000 charge in connection with the exit from a joint venture, was more than offset by an aggregate increase in other income items. Net other income consists primarily of the Company’s equity interest in joint ventures and net gains and/or losses on sales of assets and miscellaneous other income and expense items.

     The Company’s effective tax rate was 35.5% in 2003 compared to 37.2% in 2002, due principally to reduced provisions for state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     On March 31, 2003, the Company executed a new borrowing agreement with a group of 11 banks, which modified its existing bank borrowing facilities. The new agreement was amended and restated on November 29, 2003 to enable the Company to consummate its acquisition of NTW and again on November 19, 2004 to permit the Company to implement the holding company reorganization described in Item 1. The amended and restated agreement includes a term loan facility and a revolving loan facility, both of which mature on April 1, 2008. The revolving loan facility allows the Company to borrow up to $121.5 million, with the option to increase that amount by an additional $28.5 million. At December 31, 2004, $41.0 million was borrowed under the revolving loan facility and $124.8 million was outstanding under the term loan facility. The Company’s long-term debt at the end of 2004 also included a total of $72.0 million in Senior Notes. Of the total $237.8 million borrowed at December 31, 2004 under these combined credit arrangements, which exclude capital lease obligations, $81.4 million was classified as current on the Company’s balance sheet and the remaining $156.4 million was considered non-current.

     Under the agreements with its lenders, the Company is subject to certain financial covenants dealing with, among other things, the Company’s funded indebtedness, leverage, fixed charge coverage ratio, accounts receivable and inventories. The agreements also include certain restrictions that affect the Company’s ability to incur additional debt, acquire other companies, make certain investments, repurchase its own common stock, sell or place liens upon assets, provide guarantees and pay cash dividends. The Company was in compliance with all of its borrowing covenants as of December 31, 2004 and for the year then ended. The bank credit facilities and the Senior Notes are collateralized by substantially all of the Company’s assets and contain cross-default provisions.

     The Company had working capital of $138.6 million at December 31, 2004 and its current ratio was 1.40. During 2004, total cash generated by operating activities totaled $17.9 million. The Company’s strong annual cash flow, solid financial position and sizable credit facilities allowed it to make the acquisitions of the Purchased Companies in 2003 (see Note 5 to the consolidated financial statements). The Company was also able to fund capital expenditures totaling $25.5 million in 2004. Capital expenditures, including those during 2004 and 2003, have historically been primarily for equipment and tire molds. The Company had no material commitments for capital expenditures at the end of 2004. The Company anticipates expending approximately $25.0 million in capital expenditures in 2005.

16 of 79

     The Company expects to fund 2005 day-to-day operating expenses and normally recurring capital expenditures out of operating funds and its present financial resources. The Company expects its future growth to include additional strategic acquisitions. Depending upon their size, future acquisition could require additional capital resources and would involve new or amended credit facilities. See “Forward-Looking Statements and Risks”, which identifies certain risks associated with the Company’s acquisition strategy, as well as many of the other factors which influence the Company’s operating results, its future growth potential and the industry in which it operates.

OFF-BALANCE SHEET ARRANGEMENTS

     Financial guarantees - As discussed in Note 14 to the consolidated financial statements, the Company’s Big O Tires, Inc. subsidiary has provided certain financial guarantees associated with real estate leases and financing of its franchisees. Although the guarantees were issued in the normal course of business to meet the financing needs of its franchisees, they represent credit risk in excess of the amounts reported on the balance sheet as of December 31, 2004. The contractual amounts of the guarantees, which represent the Company’s maximum exposure to credit loss in the event of non-performance by the franchisees, totaled $3.5 million as of December 31, 2004. The credit risk associated with these guarantees is essentially the same as that involved in extending loans to the franchisees. Big O evaluates each franchisee’s creditworthiness and requires that sufficient collateral and security interests be obtained by the third party lenders or lessors, before the guarantees are issued. There are no cash requirements associated with the guarantees, except in the event that an actual financial loss is subsequently incurred due to non-performance by the franchisees.

     Variable Interest Entities - As discussed in Note 16 to the consolidated financial statements, in January 2003 and December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R provide guidance on the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (VIE’s), by the primary beneficiary of the entity and also require certain disclosures by primary beneficiaries and other significant variable interest holders. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. In applying such guidance for purposes of determining whether an entity is a VIE, the Company has reviewed arrangements created after that date in which it has: 1) an economic interest in an entity or obligations to that entity; 2) issued guarantees related to the liabilities of an entity; 3) transferred assets to an entity; 4) managed the assets of an entity; or 5) leased assets from an entity or provided that entity with financing.

     As of December 31, 2004, the Company has determined that it holds interests in certain VIE’s in connection with the franchise business activities conducted at Big O Tires, Inc.. However, there were no material expected losses that the Company would have been required to absorb nor were there any significant residual returns that the Company expected to receive from such entities as of December 31, 2004, and therefore no VIE’s are included in the consolidated financial statements of the Company as of December 31, 2004 and for the year then ended.

CONTRACTUAL OBLIGATIONS

     In addition to the debt obligations discussed in the Liquidity and Capital Resources section, the Company has operating and capital lease commitments as set forth in Note 8 to the consolidated financial statements. The table below summarizes the Company’s known material contractual obligations as of December 31, 2004 (in thousands).

	Payments due by Period
		Within 1			After
	Total	year	2-3 Years	4-5 Years	5 Years
Contractual Obligations:
Long-term debt	$196,775	$40,443	$85,886	$70,446	$—
Short-term debt	41,013	41,013	—	—	—
Capital lease obigations	11,789	773	1,881	2,226	6,909
Interest expense obligations	67,000	18,000	33,000	16,000	—
Operating lease obligations	885,938	86,915	160,279	138,361	500,383

Total contractual obligations	$1,202,515	$187,144	$281,046	$227,033	$507,292

17 of 79

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. Actual results could differ from those estimates. Significant accounting policies employed by the Company, including the use of estimates and assumptions, are presented in the Notes to Consolidated Financial Statements. Management bases its estimates on its historical experience, together with other relevant factors, in order to form the basis for making judgments, which will affect the carrying values of assets and liabilities. On an ongoing basis, management evaluates its estimates and makes revisions as deemed necessary. The following areas are considered to be of critical importance:

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

     Income Tax Accounting - We determine our income tax provision using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We also recognize future tax benefits associated with tax loss and credit carryforwards as deferred tax assets. Our deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted.

     Allowance for doubtful accounts and notes - The Company maintains an allowance for doubtful accounts and notes for estimated losses resulting from the inability of its customers to make required payments. The allowance is based on review of the overall condition of receivable balances and review of significant past due accounts. The Company evaluated its allowance for doubtful account at December 31, 2004 and determined that such amount was adequate but not excessive, based on facts and conditions known at that time. If the financial condition of the Company’s customers were to deteriorate in such a way as to impair their ability to make payments, additional allowances may be required.

     Inventories - Inventories, consisting of tires and other automotive products held for resale, are valued at the lower of cost or market. The Company historically used the last-in, first-out (“LIFO”) method for approximately 45% of its inventories, with the remaining inventories valued on a first-in, first-out (“FIFO”) basis. Effective January 1, 2004, the Company changed its method of determining the cost of its LIFO inventories to the FIFO method. The Company has applied this change retroactively by restating its financial statements as required by Accounting Principles Board No. 20, “Accounting Changes,” and accordingly, previously reported retained earnings as of January 1, 2002 has been increased by $1.8 million.

         During the second quarter of 2004, but effective on January 1, 2004, the Company changed its inventory costing from LIFO to FIFO. The method was changed to obtain a more current inventory valuation at period end and to achieve a better matching of revenues and expenses. Costing for retail inventories has historically been on the FIFO method and it is expected that continued growth in this segment will result in the continuing liquidation of LIFO layers. The financial statements presented for 2003, 2002, 2001 and 2000 have been retroactively restated to reflect this change. For the effect of the change on previously reported net income and earnings per share see Note 3 – Restatement.

18 of 79

     Goodwill, Trademarks and Other Intangible Assets - Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. Under the provisions of SFAS No. 142, the amortization of goodwill and other indefinite-lived intangible assets ceased effective January 1, 2002, with charges being recorded only if impairment is found to exist. The Company performs its annual impairment assessment in the first quarter of each fiscal year unless circumstances dictate more frequent assessments. The Company compares the carrying values of its “reporting units” to their fair value, with a reporting unit being defined as an operating segment or one level below a segment if discrete financial information is prepared and reviewed regularly by management. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is required to be recognized. Fair value is estimated using the discounted cash flow method. When available and as appropriate, the Company uses comparative market multiples to corroborate discounted cash flow results. In applying this methodology, the Company relies on a number of factors, including actual operating results, future business plans, economic prospects and market data. No impairment to the recorded value of Company’s indefinite-lived assets was found to exist as a result of the required testing.

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

     Self-Insured Reserves — The Company is self-insured for general and automobile liability, workers’ compensation and health care claims, although the Company maintains stop-loss coverage with third-party insurers to limit its total liability exposure. A reserve for liabilities associated with these losses is established for claims filed and claims incurred but not yet reported based upon the Company’s estimate of ultimate cost, which is calculated using analyses of historical data, severity factors and valuations provided by third-party actuaries. The Company monitors new claims and claim development as well as negative trends related to the claims incurred but not reported in order to assess the adequacy of its insurance reserves. On an annual basis, the Company also reviews its assumptions with its third-party actuaries. While the Company does not expect the amounts ultimately paid to differ significantly from its estimates, the Company’s self-insurance reserves and corresponding selling, general and administrative expenses could be affected if future claim experience differs significantly from historical trends and actuarial assumptions.

     Retirement plan obligations - The values of certain assets and liabilities associated with the Company’s retirement plan obligations are determined on an actuarial basis and include estimates and assumptions such as the expected return on plan assets and discount rates. Expected returns on plan assets are determined based on a weighted average expected long-term return on the target asset allocation as described in Note 11 – Retirement Plans and adjusted depending upon returns expected on the various asset classes. Discount rates are determined based on rates of high quality, fixed income investments. Actual changes in the fair market value of plan assets, differences between the actual return and the expected return on plan assets and changes in the discount rate affect the amount of the pension expense recognized.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 2004, the FASB issued FASB Staff Position, or FSP, 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 addresses the appropriate accounting and disclosure requirements for companies that sponsor a postretirement health care plan that provides prescription drug benefits. The new guidance was deemed necessary as a result of the 2003 Medicare prescription law which includes a federal subsidy for qualifying companies. The effective date of FSP 106-2 is the first interim or annual period beginning after June 15, 2004. The adoption of FSP 106-2 had no impact on the Company’s financial position, results of operations or related footnote disclosure.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. The new statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on the Company’s financial condition or results of operations.

19 of 79

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and subsequently issued stock option related guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

     The Company is required to apply SFAS No. 123R to all awards granted, modified or settled as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is also required to use either the modified-prospective method or modified-retrospective method. Under the modified-prospective method, we must recognize compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. Under the modified-retrospective method, the Company must restate its previously issued financial statements to recognize the amounts previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. Under both methods, the Company is permitted to use either the straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption.

     The Company has commenced its analysis of the impact of SFAS No. 123R, but has not yet decided: (1) whether it will elect to early adopt, (2) if it will elect to early adopt, what date we would do so, (3) whether it will use the modified-prospective or modified-retrospective method, and (4) whether it will elect to use straight line or an accelerated method. Accordingly, the Company has not determined the impact that the adoption of SFAS No. 123R will have on the Company’s financial position or results of operations.

FORWARD-LOOKING STATEMENTS AND RISKS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, “believes”, “expects”, “anticipates”, “estimates” and words of similar import. Such forward-looking statements relate to expectations for future financial performance, which involve known and unknown risks, uncertainties and other factors. Such factors include, but are not limited to: changes in economic and business conditions in the world; increased competitive activity; consolidation within and among competitors, suppliers and customers; unexpected changes in the replacement tire market; the Company’s inability to attract as many new franchisees or open as many Company-operated retail outlets as planned; changes in the Company’s ability to identify and acquire additional companies in the replacement tire industry and successfully integrate acquisitions and achieve anticipated synergies or savings; fluctuations in tire prices charged by manufacturers, including fluctuations due to changes in raw material and energy prices; product shortages and supply disruptions; changes in interest and foreign exchange rates; the cyclical nature of the automotive industry and the loss of a major customer or program. It is not possible to foresee or identify all such factors. Any forward-looking statements in this report are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are not a guarantee of future performance and actual results or developments may differ materially from those projected.

20 of 79

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain financial market risks. The most predominant of these risks is the fluctuation in interest rates associated with bank borrowings, since changes in interest expense affect the Company’s operating results. At December 31, 2004, the Company owed a total of $165.8 million to banks under its credit facilities, of which $154.5 million was not hedged by interest-rate swap agreements and was thus subject to market risk for a change in interest rates. If interest rates increase by 25 basis points, the Company’s annual interest expense would increase by approximately $386,000 based on the outstanding balance which was not hedged at December 31, 2004. See Note 7 to the consolidated financial statements for information regarding the Company’s interest rate swap agreements.

     The Company has no significant foreign currency translation risks associated with its sales to customers located outside the United States since these sales are made and settled in U.S. dollars. The Company does have significant risk in foreign currency translation associated with its share of earnings and losses from certain equity investments.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information required by this Item 8 are included on the following 31 pages of this Report.

21 of 79

PRICEWATERHOUSECOOPERS
PricewaterhouseCoopers LLP
1000 Morgan Keegan Tower
Fifty North Front Street
Memphis, TN 38103
Telephone (901) 522 2000
Facsimile (901) 523 2045

Report of Independent Registered Public Accounting Firm

To the Board of Directors
  of TBC Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of TBC Corporation and its subsidiaries at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Memphis, Tennessee
March 31, 2005

22 of 79

TBC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

		RESTATED
		(See Note 3)
	December 31,	December 31,
	2004	2003
CURRENT ASSETS:

Cash and cash equivalents	$2,832	$2,645

Accounts and notes receivable, less allowance for doubtful accounts of $9,307 and $8,260 at December 31, 2004 and 2003, respectively.
Related parties	32,149	12,535
Other	117,812	109,962

Total accounts and notes receivable	149,961	122,497

Inventories	291,745	264,810
Refundable federal and state income taxes	—	296
Deferred income taxes	24,790	12,987
Other current assets	19,270	10,346

Total current assets	488,598	413,581

PROPERTY, PLANT AND EQUIPMENT, AT COST:

Land and improvements	10,400	12,100
Buildings and leasehold improvements	109,959	103,669
Furniture and equipment	105,232	93,710

	225,591	209,479

Less accumulated depreciation	73,418	56,618

Total property, plant and equipment	152,173	152,861

TRADEMARKS, NET	15,824	15,824

GOODWILL, NET	180,353	169,184

OTHER ASSETS	39,331	34,368

TOTAL ASSETS	$876,279	$785,818

The accompanying notes are an integral part of the consolidated financial statements.

23 of 79

TBC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

		RESTATED
		(See Note 3)
	December 31,	December 31,
	2004	2003
CURRENT LIABILITIES:

Outstanding checks, net	$30,368	$11,411

Accounts payable, trade	128,656	114,708

Notes payable to banks	41,013	29,100

Current portion of long-term debt and capital lease obligations	41,216	28,723

Federal and state income taxes payable	17,790	—

Warranty reserves	19,667	22,544

Other current liabilities	71,278	69,186

Total current liabilities	349,988	275,672

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	167,349	208,620

NONCURRENT LIABILITIES	43,320	30,528

DEFERRED INCOME TAXES	10,613	7,890

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.10 par value, shares issued and outstanding - 22,312 and 21,905 on December 31, 2004 and 2003, respectively	2,231	2,190

Additional paid-in capital	28,882	23,898

Deferred Compensation	(789)	—

Accumulated other comprehensive loss	(1,570)	(1,637)

Retained earnings	276,255	238,657

Total stockholders’ equity	305,009	263,108

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$876,279	$785,818

The accompanying notes are an integral part of the consolidated financial statements.

24 of 79

TBC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended December 31,
		RESTATED	RESTATED
		(See Note 3)	(See Note 3)
	2004	2003	2002
NET SALES*	$1,855,418	$1,318,531	$1,109,663

COST OF SALES	1,160,624	884,645	809,381

GROSS PROFIT	694,794	433,886	300,282

EXPENSES:
Distribution expenses	74,284	61,356	53,136
Selling, administrative and retail store expenses	548,309	314,760	198,775
Interest expense - net	18,739	10,409	8,703
Other income	(4,722)	(2,547)	(2,411)

Total expenses	636,610	383,978	258,203

INCOME BEFORE INCOME TAXES	58,184	49,908	42,079

PROVISION FOR INCOME TAXES	20,586	17,723	15,641

NET INCOME	$37,598	$32,185	$26,438

EARNINGS PER SHARE -
Basic	$1.70	$1.49	$1.25

Diluted	$1.62	$1.42	$1.20

Weighted Average Common Shares Outstanding -
Outstanding -
Basic	22,190	21,649	21,191
Diluted	23,280	22,743	21,966

*	Including sales to related parties of $125,088, $82,010 and $100,406 in the years ended December 31, 2004, 2003 and 2002, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

25 of 79

TBC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated
				Other
				Compre-
	Common Stock		Additional	hensive				Total
	Number of		Paid-In	Income	Deferred	Retained		Comprehensive
	Shares	Amount	Capital	(Loss)	Compensation	Earnings	Total	Income
BALANCE, JANUARY 1, 2002 AS PREVIOUSLY REPORTED	21,003	$2,100	$11,783	$(713)	—	$181,149	$194,319

Opening retained earnings change for restatement (See Note 3)	—	—	—	—	—	1,831	1,831
Net income for period	—	—	—	—	—	26,438	26,438
Issuance of common stock under stock option and incentive plans	519	52	4,084	—	—	—	4,136
Repurchase and retirement of common stock	(230)	(23)	(139)	—	—	(2,946)	(3,108)
Tax benefit from exercise of stock options	—	—	959	—	—	—	959
Comprehensive income:
Net income	—	—	—	—	—	—	—	$28,269
Interest rate swap agreements, net of tax	—	—	—	(177)	—	—	(177)	(177)
Minimum pension liability adjustments, net of tax	—	—	—	(391)	—	—	(391)	(391)

Other comprehensive income	—	—	—	—	—	—		(568)

Total comprehensive income								$27,701

BALANCE, DECEMBER 31, 2002	21,292	2,129	16,687	(1,281)	—	206,472	224,007

Net income for period	—	—	—	—	—	32,185	32,185
Issuance of common stock under stock option and incentive plans	613	61	5,391	—	—	—	5,452
Tax benefit from exercise of stock options	—	—	1,820	—	—	—	1,820
Comprehensive income:
Net income	—	—	—	—	—	—	—	$32,185
Interest rate swap agreements, net of tax	—	—	—	331	—	—	331	331
Minimum pension liability adjustments, net of tax	—	—	—	(37)	—	—	(37)	(37)
Foreign currency translation adjustment	—	—	—	(650)	—	—	(650)	(650)

Other comprehensive income	—	—	—	—	—	—	—	(356)

Total comprehensive income	—	—	—	—	—	—	—	$31,829

BALANCE, DECEMBER 31, 2003	21,905	2,190	23,898	(1,637)	—	238,657	263,108

Net income for period	—	—	—	—	—	37,598	37,598
Issuance of common stock under stock option and incentive plans	407	41	3,278	—	—	—	3,319
Tax benefit from exercise of stock options	—	—	1,706	—	—	—	1,706
Comprehensive income:
Deferred Compensation	—	—	—	—	(789)	—	(789)
Net income	—	—	—	—	—	—	—	$37,598
Interest rate swap agreements, net of tax	—	—	—	327	—	—	327	327
Minimum pension liability adjustments, net of tax	—	—	—	(312)	—	—	(312)	(312)
Foreign currency translation adjustment	—	—	—	52	—	—	52	52

Other comprehensive income	—	—	—	—	—	—	—	67

Total comprehensive income	—	—	—	—	—	—	—	$37,665

BALANCE, DECEMBER 31, 2004	22,312	$2,231	$28,882	$(1,570)	$(789)	$276,255	$305,009

The accompanying notes are an integral part of the consolidated financial statements.

26 of 79

TBC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
		RESTATED	RESTATED
	2004	2003	2002
Operating Activities:
Net income	$37,598	$32,185	$26,438
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	27,470	18,159	12,665
Amortization of intangible assets	74	69	24
Amortization of deferred financing costs	1,967	617	446
Amortization of other comprehensive income	—	(309)	83
Provision for doubtful accounts and notes	4,322	4,267	2,861
(Gain) loss on sale of fixed assets	(32)	23	(14)
Provision for deferred income taxes	(8,539)	3,701	(448)
Equity in net earnings from joint ventures	(2,164)	196	24
Changes in operating assets and liabilities net of effect of assets acquired:
Receivables	(31,600)	(5,847)	(7,329)
Inventories	(35,274)	(40,382)	4,899
Other current assets	(9,611)	1,561	(426)
Other assets	(580)	1,240	1,874
Accounts payable, trade	13,588	14,283	(8,027)
Federal and state income taxes refundable or payable	19,792	987	4,488
Other current liabilities	(5,417)	4,393	5,301
Noncurrent liabilities	6,259	2,567	2,564

Net cash provided by operating activities	17,853	37,710	45,423

Investing Activities:
Purchase of property, plant and equipment	(25,506)	(21,017)	(15,155)
Purchase of net assets of retail stores, net of cash acquired	—	—	(11,154)
Acquisition of Merchant’s, Inc., net of cash acquired	—	(58,477)	—
Purchase of NTW, Inc., net of cash acquired	—	(225,914)	—
Proceeds from sale of Merchant’s Commercial Division	—	5,600	—
Proceeds from sale of real estate under operating leases, net	—	134,050	—
Investments in joint ventures, net of distributions received	(645)	1,694	466
Net proceeds from asset dispositions	3,493	2,593	1,022

Net cash used in investing activities	(22,658)	(161,471)	(24,821)

Financing Activities:
Net bank borrowings under short-term borrowing arrangements	11,913	(5,900)	800
Increase (decrease) in outstanding checks, net	18,956	3,245	(1,707)
Proceeds from long-term debt, net of financing costs	—	142,000	—
Payments of deferred financing costs	(17)	(8,138)	—
Payments of long-term debt and capital lease obligations	(28,778)	(15,300)	(20,533)
Proceeds from capital leases from sale of real estate, net	—	3,594	—
Issuance of common stock under stock incentive plans	2,918	4,586	3,967
Repurchase and retirement of common stock	—	—	(3,108)

Net cash provided by (used in) financing activities	4,992	124,087	(20,581)

Increase in cash and cash equivalents	187	326	21
Cash and cash equivalents:
Balance — Beginning of period	2,645	2,319	2,298

Balance — End of period	$2,832	$2,645	$2,319

(Continued)

27 of 79

TBC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Years Ended December 31,
		RESTATED	RESTATED
	2004	2003	2002
Supplemental Disclosures of Cash Flow Information:
Cash paid for — Interest	$16,801	$9,920	$8,589
Cash paid for — Income taxes	10,077	13,035	11,601

Supplemental Disclosures of Non-Cash Financing Activity:
Tax benefit from exercise of stock options	$1,706	$1,820	$959
Issuance of restricted stock under stock incentive plan, net	401	866	169
Property, plant and equipment acquired under capital leases	—	3,923	1,200

Supplemental Disclosures of Non-Cash Investing Activity:

On October 28, 2004, the Company acquired the assets and certain liabilities of Southwest Tire and Supply for a purchase price of $4,474. The acquisition was accounted for under the purchase method, as follows:

Estimated fair value of assets acquired	$2,765
Goodwill	1,769
Obligations satisfied	(4,474)

Liabilities assumed	$60

On April 1, 2003, the Company completed the acquisition of Merchant’s, Incorporated for a purchase price of $57,494, plus applicable closing costs of $983. The acquisition was accounted for under the purchase method, as follows:

Estimated fair value of assets acquired		$53,956
Goodwill		49,645
Cash paid, net of assets acquired		(58,477)

Liabilities assumed		$45,124

On November 29, 2003, the Company completed the acquisition of NTW Incorporated for a purchase price of $225,000, plus applicable closing costs of $914. Contemporaneously with the closing of the acquisition, the Company sold and leased back 86 retail stores under operating leases and received net proceeds of $132,185. The transaction was accounted for under the purchase method, as follows:

Estimated fair value of assets acquired, including fees to be amortized, net of assets disposed of in sale leaseback transaction		$104,016
Goodwill		60,652
Cash paid, net of assets acquired		(225,914)
Cash received from sale and leaseback transactions, net of transaction costs		132,185

Liabilities assumed		$70,939

In 2002, the Company purchased the net assets of certain retail tire stores at a combined cash purchase price of $11,154. The transaction was accounted for under the purchase method, as follows:
Estimated fair value of assets acquired			$4,166
Goodwill			7,090
Cash paid, net of assets acquired			(11,154)

Liabilities assumed			$102

•	During 2003, the Company acquired Merchant’s, Incorporated and NTW Incorporated (the “Purchased Companies”) and these acquisitions were accounted for under the purchase method. In connection with the Purchased Companies, the Company has adjusted the carrying value of certain balance sheet items to account for changes to their respective fair market values. During 2004, the Company increased goodwill by $9,358 comprised primarily of adjustments to the initial values assigned to inventory, property, plant and equipment, other assets and other accrued liabilities.

The accompanying notes are an integral part of the consolidated financial statements.

28 of 79

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Operations

     The Company is one of the nation’s largest independent marketers of tires for the automotive replacement market. The Company has determined that its operating activities consist of two reportable operating segments: the Company’s Retail Division and the Company’s Wholesale Division. The Company operates and acts as a franchisor of retail tire and automotive service centers throughout the entire United States under the trade names Tire Kingdom, Merchant’s Tire & Auto Centers, National Tire & Battery and Big O Tires. The Company’s wholesale customers include retailers and other wholesalers, primarily in the United States, Canada and Mexico. As of December 31, 2004, the Company had a total of 1,172 retail locations consisting of 605 Company-operated and 567 franchised stores.

Basis of Presentation

     The consolidated financial statements have been restated, as described in Note 3 “Restatement” of this Form 10-K. Additionally, certain previously reported amounts have been reclassified to conform to the current financial statement presentation with no impact on previously reported net income or stockholders’ equity. The revised classification amounts were comprised of a change between noncurrent income tax payable and deferred income taxes and a change between noncurrent assets, building and leasehold improvements and non current liabilities as of December 31, 2003.

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

     Equity investments - The Company has invested in certain tire distributors and independent tire dealers. The investments in these 50% or less-owned entities are accounted for using the equity method as appropriate and are included in other assets on the balance sheets. The carrying value of such equity investments totaled $13.8 million and $10.8 million at December 31, 2004 and 2003, respectively. For its share of earnings and losses from such equity investments, the Company recorded a net gain in other income of $2.2 million in 2004 and net losses of $0.2 million and $24,000 in 2003 and 2002, respectively. The net loss recorded during 2003 included a $0.7 million charge in connection with the Company’s exit from a joint venture.

     Cash equivalents - Cash equivalents consist of short-term, highly liquid investments which are readily convertible into cash.

29 of 79

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Allowance for doubtful accounts and notes - The Company maintains an allowance for doubtful accounts and notes for estimated losses resulting from the inability of its customers to make required payments. The allowance is based on review of the overall condition of receivable balances and review of significant past due accounts. The Company evaluated its allowance for doubtful account at December 31, 2004 and determined that such amount was adequate but not excessive, based on facts and conditions known at that time. If the financial condition of the Company’s customers were to deteriorate in such a way as to impair their ability to make payments, additional allowances may be required.

     Inventories - Inventories, consisting of tires and other automotive products held for resale, are valued at the lower of cost or market. The Company historically used the last-in, first-out (“LIFO”) method for approximately 45% of its inventories, with the remaining inventories valued on a first-in, first-out (“FIFO”) basis.

     Effective January 1, 2004, the Company changed its method of determining the cost of its LIFO inventories to the FIFO method. The Company has applied this change retroactively by restating its financial statements as required by Accounting Principles Board No. 20, “Accounting Changes,” and accordingly, previously reported retained earnings as of January 1, 2002 has been increased by $1.8 million. See Note 3 to the consolidated financial statements for information regarding the restatement.

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

     Property, plant and equipment - Depreciation is computed principally using the straight-line method, over the lesser of the useful life or lease term. Amounts expended for maintenance and repairs are charged to operations, and expenditures for major renewals and betterments are capitalized. When property, plant and equipment is retired or otherwise disposed of, the related gain or loss is included other income in the results of operations.

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

     Goodwill, Trademarks and Other Intangible Assets - Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. Goodwill was recorded as a result of the Company’s acquisitions of Merchant’s and NTW in 2003, as well as the purchase of the net assets of certain other retail tire stores during 2002 and 2001. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Under SFAS No. 142, goodwill and other indefinite-lived intangible assets are no longer amortized but are tested for impairment annually, with charges being recorded only if impairment is found to exist. The Company performs its annual impairment assessment in the first quarter of each fiscal year unless circumstances dictate more frequent assessments. SFAS No. 142 also requires the fair values of these intangible assets to be assigned to the Company’s “reporting units” and tested accordingly, with a reporting unit being defined as an operating segment or one level below a segment if discrete financial information is prepared and reviewed regularly by management. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is required to be recognized. Fair value is estimated using the discounted cash flow method. When available and as appropriate,

30 of 79

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

the Company uses comparative market multiples to corroborate discounted cash flow results. In applying this methodology, the Company relies on a number of factors, including actual operating results, future business plans, economic prospects and market data. No impairment to the recorded value of Company’s indefinite-lived assets was found to exist as a result of the required testing.

     Long-lived assets - The Company periodically reviews the recoverability of intangible and other long-lived assets. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows of the specific assets and determine if the assigned value is recoverable or if an adjustment to the carrying value of the assets is necessary. The Company does not believe that there were any facts or circumstances which indicated an impairment of recorded assets as of December 31, 2004 or 2003.

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

     Warranty costs - The costs of anticipated adjustments for workmanship and materials that are the responsibility of the Company are estimated based on historical experience and charged against earnings currently. Management reviews these estimates on a regular basis and adjusts the warranty provisions as actual experience differs from historical estimates or other information becomes available. Reserves for future warranty claims and service, including those associated with acquired operations, totaled $25.7 million and $29.4 million at December 31, 2004 and 2003, respectively, of which $6.0 million and $6.9 million was classified as non-current liabilities at December 31, 2004 and 2003, respectively, in the balance sheets.

     Interest on early payments to suppliers for product - Interest income associated with early payments to suppliers for product is recorded as a reduction to cost of sales in the statements of income. This interest income represented 0.7% of net sales in 2004, 0.9% during 2003 and 1.0% in 2002.

     Self-Insured Reserves — The Company is self-insured for general and automobile liability, workers’ compensation and the health care claims, although the Company maintains stop-loss coverage with third-party insurers to limit its total liability exposure. A reserve for liabilities associated with these losses is established for claims filed and claims incurred but not yet reported based upon the Company’s estimate of ultimate cost, which is calculated using analyses of historical data, severity factors and valuations provided by third-party actuaries. The Company monitors new claims and claim development as well as negative trends related to the claims incurred but not reported in order to assess the adequacy of its insurance reserves. On an annual basis, the Company also reviews its assumptions with its third-party actuaries. While the Company does not expect the amounts ultimately paid to differ significantly from its estimates, the Company’s self-insurance reserves and corresponding selling, general and administrative expenses could be affected if future claim experience differs significantly from historical trends and actuarial assumptions.

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

31 of 79

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Comprehensive income – Comprehensive income represents the change in stockholders’ equity from transactions and other events and circumstances arising from non-stockholder sources. Comprehensive income consists of net income, foreign currency translation adjustments, changes in minimum pension liabilities and elements of qualifying cash flow hedges, net of applicable taxes.

     Shipping and Handling Costs – Income generated from shipping and handling fees is classified as revenues for all periods presented. Freight costs incurred to bring merchandise to retail stores and warehouses are included as a component of inventory and costs of goods sold. Freight costs incurred to ship merchandise to customers are recorded as a component of distribution expenses. Freights costs incurred to ship merchandise to customers totaled $19.5 million, $14.8 million and $12.7 million for 2004, 2003 and 2002, respectively.

     Income Tax Accounting - We determine our income tax provision using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We also recognize future tax benefits associated with tax loss and credit carryforwards as deferred tax assets. Our deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted.

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

	2004	2003	2002
Weighted average common shares outstanding	22,190	21,649	21,191

Common share equivalents	1,090	1,094	775

Weighted average common shares and equivalents outstanding	23,280	22,743	21,966

32 of 79

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Accounting for Stock-Based Compensation - The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Accordingly, under APB No. 25 “Accounting for Stock Compensation”, no compensation expense has been recognized for the stock options granted in 2004, 2003 or 2002. Using fair value assumptions specified in SFAS No. 123, the weighted average per share value of options granted during 2004, 2003 and 2002 was $10.78, $4.80 and $5.16, respectively. Had compensation cost for such option grants been determined using such assumptions, results for the years ended December 31, 2004, 2003 and 2002 would have been as follows (in thousands):

	2004	2003	2002
Net income, as reported	$37,598	$32,185	$26,438

Add: Stock-based compensation included in reported net income, net of tax effects	183	159	78

Less: Total stock-based compensation expense determined using fair value assumptions, net of tax effects	(3,070)	(2,397)	(1,949)

Pro forma net income	$34,711	$29,947	$24,567

Earnings per share:
Basic - as reported	$1.69	$1.49	$1.25

- pro forma	$1.56	$1.38	$1.16

Diluted - as reported	$1.62	$1.42	$1.20

- pro forma	$1.49	$1.32	$1.12

     The Committee of the Board of Directors is authorized under the 1989 Plan to grant restricted stock awards to officers and other key employees. These awards are recorded in additional paid-in capital within an offset to deferred compensation when granted. Subsequently, an expense is recorded, on a straight-line basis, for these awards as a component of selling, administrative and retail store expenses based upon the applicable vesting period of the restricted stock ranging from three to ten years. Additionally, the 1989 Plan provides for the annual grant of restricted stock with a market value of $10,000 ($5,000 for years prior to 2003) to each non-employee director of the Company. The annual grant is initially recorded in additional pain-in capital with an offset to deferred compensation. Subsequently, the expense is recorded in selling, administrative and retail store expenses over the one-year service period. Each of these shares of restricted stock is accompanied by four tandem options, which are only exercisable under certain conditions and the exercise of which results in the forfeiture of the associated share of restricted stock. The options expire in one-third increments as the associated restricted stock vests. If the non-employee directory exercises the rights to the tandem options, an adjustment is recorded between common stock and additional paid-in capital for the forfeited restricted stock.

33 of 79

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

     In May 2004, the FASB issued FASB Staff Position, or FSP, 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 addresses the appropriate accounting and disclosure requirements for companies that sponsor a postretirement health care plan that provides prescription drug benefits. The new guidance was deemed necessary as a result of the 2003 Medicare prescription law which includes a federal subsidy for qualifying companies. The effective date of FSP 106-2 is the first interim or annual period beginning after June 15, 2004. The adoption of FSP 106-2 had no impact on the Company’s financial position, results of operations or related footnote disclosure.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. The new statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of this statement to have a material impact on the Company’s financial condition or results of operations.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and subsequently issued stock option related guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

     The Company is required to apply SFAS No. 123R to all awards granted, modified or settled as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is also required to use either the modified-prospective method or modified-retrospective method. Under the modified-prospective method, we must recognize compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. Under the modified-retrospective method, the Company must restate its previously issued financial statements to recognize the amounts previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. Under both methods, the Company is permitted to use either the straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption.

     The Company has commenced its analysis of the impact of SFAS No. 123R, but has not yet decided: (1) whether it will elect to early adopt, (2) if it will elect to early adopt, what date we would do so, (3) whether it will use the modified-prospective or modified-retrospective method, and (4) whether it will elect to use straight line or an accelerated method. Accordingly, the Company has not determined the impact that the adoption of SFAS No. 123R will have on the Company’s financial position or results of operations.

34 of 79

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3. RESTATEMENT

     During the second quarter of 2004, but effective on January 1, 2004, the Company changed its inventory costing method from LIFO to FIFO. The method was changed to obtain a more current inventory valuation at period end, to achieve a better matching of revenues and expenses and to move to one method of inventory valuation on a Company-wide basis. In addition, since costing for retail inventories has historically been on the FIFO method, as this segment grows, continuing liquidation of LIFO layers would have resulted in any event. Principally, the Wholesale Segment historically used the last-in, first-out (“LIFO”) method for approximately 45% of the Company’s inventories, with the remaining inventories valued on a first-in, first-out (“FIFO”) basis. The Company has applied this change retroactively by restating its financial statements for 2003 and 2002 as required by Accounting Principles Board No. 20, “Accounting Changes,” and accordingly, previously reported retained earnings as of January 1, 2002 has been increased by $1.8 million. The effect of the change on the previously reported net income and earnings per share are reflected in the table below (in thousands):

	As
	Previously		As
	Reported	Adjustments	Restated
Net income
Year ended December 31, 2003	$33,359	$(1,174)	$32,185
Year ended December 31, 2002	27,382	(944)	26,438

Basic earnings per share
Year ended December 31, 2003	$1.54	$(0.05)	$1.49
Year ended December 31, 2002	1.29	(0.04)	1.25

Diluted earnings per share
Year ended December 31, 2003	$1.47	$(0.05)	$1.42
Year ended December 31, 2002	1.25	(0.05)	1.20

4. TRANSACTIONS WITH RELATED PARTIES AND MAJOR CUSTOMERS

     The Company’s operations are managed through its Board of Directors, members of which owned or are affiliated with companies which owned approximately 6.4% of the Company’s common stock at December 31, 2004. Sales to a distributor represented on the Board, including affiliates of that distributor, accounted for approximately 2% of the Company’s net sales during 2004, 3% during 2003 and 4% in 2002. One major customer, unaffiliated with the Board of Directors or the Company, accounted for approximately 2% of net sales in 2004, 3% of net sales in 2003, and 5% in 2002. Sales to joint ventures and entities in which the Company has an ownership interest accounted for approximately 5% of the Company’s net sales during 2004, 3% in 2003 and 5% in 2002. Accounts receivable resulting from transactions with related parties are presented separately in the balance sheets.

35 of 79

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5. ACQUISITIONS

     On October 28, 2004, the Company acquired the assets and certain liabilities of a wholesale customer, Southwest Tire and Supply (“Southwest Tire”). The acquisition was made to satisfy outstanding obligations owed to the Company by Southwest Tire. The acquisition was accounted for as a purchase, with total consideration of $4,474,000 which represented the satisfaction of the outstanding obligations. The goodwill acquired with respect to Southwest Tire totaled $1,769,000. The goodwill is deductible for tax purposes pursuant to the provisions of Internal Revenue Code (“IRC”) section 197.

     On April 1, 2003, the Company acquired all of the outstanding capital stock of Merchant’s, Incorporated (“Merchant’s”), which was a privately-owned company operating 112 retail tire centers in the Mid-Atlantic region of the United States. The acquisition was made to increase the size and geographic reach of TBC’s retail store network and to enhance TBC’s purchasing, distribution and marketing economies. The acquisition was accounted for as a purchase, with total consideration of $57,494,000 payable by TBC at closing plus up to $15 million payable in the future depending upon the performance of the existing Merchant’s retail stores during the five year period beginning January 1, 2004. For the year ended December 31, 2002, Merchant’s had sales of $174.2 million, of which $154.6 million related to its retail business. The remaining sales in 2002 were attributable to Merchant’s commercial and retreading business which TBC sold effective April 30, 2003 for a net price of $5.6 million, with no gain being recognized. Goodwill additions relating to Merchant’s at acquisition totaled $49,645,000. The goodwill for tax purposes is deductible under IRC section 197 due to the asset acquisition treatment of the transaction pursuant to the IRC section 338(h)(10) election executed by the parties.

     On November 29, 2003, the Company acquired all of the outstanding capital stock of NTW Incorporated from Sears, Roebuck and Co. NTW was operated as a separate operating division by Sears under the name National Tire & Battery (NTB), with 225 retail tire and automotive centers in 20 states generating annual revenues in excess of $425 million. Like the Merchant’s acquisition, the NTW acquisition was made to increase the size and geographic reach of TBC’s retail store network and further enhance TBC’s purchasing, distribution and marketing economies. The acquisition was accounted for as a purchase, with total consideration of $225 million financed through debt and sale/leaseback arrangements. Contemporaneously with the closing of the acquisition, the Company sold and leased back 86 retail tire stores owned by NTW, with net proceeds from that transaction totaling approximately $132 million. Goodwill additions relating to NTW at acquisition totaled $60,652,000. The goodwill for tax purposes is deductible under IRS section 197 due to the asset acquisition treatment of the transaction pursuant to the IRC section 338(h)(10) election executed by the parties. The goodwill for tax purposes is deductible under IRC section 197 due to the asset acquisition treatment of the transaction pursuant to the IRC section 338(h)(10) election executed by the parties.

36 of 79

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     The Company’s consolidated financial statements include the operating results of Merchant’s since April 1, 2003 and NTW since November 30, 2003. The following unaudited pro forma results were prepared as if the companies had been combined as of the beginning of each period presented and includes an after-tax charge of $53,978,000 in 2002 by NTW for the cumulative effect of a change in accounting for goodwill. Such pro forma results give no consideration to anticipated changes in the mix of products and services offered by the acquired stores and the favorable effect that such changes would be expected to have on gross profit. Thus, the pro forma results do not purport to present what actual results of operations would have been or to project results for any future period. Pro forma net sales were $1,754,874,000 in 2003 and $1,747,154,000 in 2002. Pro forma net income was $36,657,000 in 2003 and a pro forma net loss of $13,286,000 in 2002 and pro forma diluted earnings per share of $1.61 in 2003 and a pro forma diluted loss per share of $0.60 in 2002.

     On March 20, 2002, the Company acquired primarily all of the assets of Mueller Tire and Brake, LLC and related entities (“Mueller”), which was a privately-owned company operating 19 retail tire centers in Ohio. The acquisition was made to increase the size and geographic reach of the Company’s retail store network. The acquisition was accounted for as an asset purchase, with total consideration of $11,154,000.

6. GOODWILL AND INTANGIBLE ASSETS

     The component of Goodwill by segments are listed below (in thousands):

	December 31,	December 31,
	2004	2003
Goodwill Retail segment	$174,827	$165,426
Wholesale segment	5,526	3,758

Total goodwill	$180,353	$169,184

     The net increase in goodwill reflects the following:

•	An increase of $7.9 million pertaining to straight-line rent adjustments in order to properly reflect deferred rent liabilities in connection with the stores acquired for the NTW acquisition.

•	An increase of $7.7 million pertaining changes in valuation estimates related to inventory acquired in conjunction with the NTW acquisition.

•	A decrease of $6.2 million pertaining to the sale and leaseback transactions as described in Note 5 — Acquisitions.

•	An increase of $1.8 million pertaining to the acquisition of the assets and certain liabilities of Southwest Tire as described in Note 5 — Acquisitions.

     Indefinite-lived intangible assets were $0.5 million and $0.1 million at December 31, 2004 and 2003, respectively. Gross definite-lived intangible assets comprised of customer lists and non-compete agreements were $485,000 at December 31, 2004 and 2003 with related accumulated amortization of $139,000 and $65,000 at December 31, 2004 and 2003, respectively, were included in other assets in the Consolidated Balance Sheets. Amortization of definite-lived intangible assets was $74,000, $69,000 and $24,000 in 2004, 2003 and 2002, respectively. The estimated future amortization expense related to definite-lived intangible assets at December 31, 2004 is $74,000, $42,000, $37,000, $37,000 and $37,000 for 2005, 2006, 2007, 2008 and 2009, respectively.

7. NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

     On March 31, 2003, the Company executed a new borrowing agreement with a group of 11 banks, which modified its existing bank borrowing facilities. The new agreement was amended and restated on November 29, 2003 to enable the Company to consummate its acquisition of NTW and again on November 19, 2004 to permit the Company to implement the holding company reorganization described in Item 1. The amended and restated agreement includes a term loan facility and a revolving loan facility, both of which mature on April 1, 2008. The revolving loan facility allows the Company to borrow up to $121.5 million, with the option to increase that amount by an additional $28.5 million. Interest under each of the new facilities is at the eurodollar rate plus a variable rate between 1.75% and 2.75% dependent on the Company’s leverage ratio. The bank credit facilities and the Senior Notes are collateralized by substantially all of the Company’s assets and contain cross-default provisions. The credit facilities require the payment of certain commitment and administrative fees which totaled $224,000 and $438,000 in 2004 and 2003, respectively, and contain certain financial covenants dealing with, among other things, the Company’s funded indebtedness, leverage, fixed charge coverage ratio, accounts receivable and inventories. The credit facilities also include certain restrictions which affect the Company’s ability to incur additional debt, acquire other companies, make certain investments, repurchase its own common stock, sell or place liens upon assets, provide guarantees and pay cash dividends.

37 of 79

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7. NOTES PAYABLE TO BANKS AND LONG-TERM DEBT (Continued)

     On April 1, 2003, the Company entered into a new agreement with a lender that allowed the Company to borrow $50 million under Series D variable rate Senior Notes, due April 16, 2009. Borrowings under the Series D Senior Notes were made April 16, 2003, with the proceeds being used to help finance the acquisition of Merchant’s (see Note 5). On November 29, 2003, the agreements under which the Company’s Series A, B, C and D Senior Notes were issued were amended to modify the interest rates payable thereunder and, among other things, incorporate all of the financial covenants and restrictions contained in the amended and restated bank credit facilities noted above. The Company’s obligations under the Senior Notes are collateralized by substantially all of the Company’s assets, with principal payments required to be made semi-annually and interest payable quarterly.

     The Company was in compliance with all of its borrowing covenants as of December 31, 2004 and for the year then ended. A total of $41.0 million and $29.0 million was borrowed under the bank revolving loan facility at December 31, 2004 and 2003, respectively. The combined weighted average interest rate on both short-term and long-term average borrowings during 2004 and 2003 was 6.1% and 6.4%, respectively.

     Long-term debt and capital lease obligations are summarized as follows (in thousands):

	December 31,
	2004	2003
9.62% Series B Senior Note, due from 2004 through 2005	$5,500	$11,000
9.81% Series C Senior Note, due from 2006 through 2008	16,500	16,500
7.25% Series D Senior Note, due from 2007 through 2009	50,000	50,000
Variable-Rate Term Loan Payable to Banks, due from 2004 through 2008	124,776	147,334
Capital lease obligations	11,789	12,509

	208,565	237,343

Less current portion	41,216	28,723

	$167,349	$208,620

     Maturities of long-term debt and capital lease obligations are as follows: $41.2 million due in 2005, $41.3 in 2006, $46.4 million in 2007, $46.5 million in 2008, $26.2 million in 2009, and $6.9 million thereafter.

8. INTEREST RATE SWAP AGREEMENTS

     The Company has certain interest-rate swap agreements which are hedge instruments accounted for under Statement of Financial Accounting Standards No. 133, adopted by the Company on January 1, 2001. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires the recognition of all derivative instruments on the balance sheet at fair value. The Company’s interest-rate swap agreements expire over periods of five years or less and are designated cash-flow hedges since they are used to convert a portion of the Company’s variable-rate bank debt to fixed rates and thereby minimize earnings fluctuations caused by interest rate volatility. Changes in the fair value of interest-rate swaps are recorded in other comprehensive income, until earnings are affected by the variability of actual cash flows. As of December 31, 2004, deferred losses on interest-rate swaps, net of deferred taxes, totaled $0.2 million and were included in other comprehensive income (loss) on the balance sheet. At the end of 2004, interest expense of approximately $0.4 million was expected to be recorded within the next twelve months, in conjunction with the realization of assumed interest rates. At December 31, 2004 and 2003, the fair value of these interest-rate swaps were $0.4 million and $0.9 million, respectively. The current and long-term portions of the fair value are recorded in other current liabilities and noncurrent liabilities, respectively.

38 of 79

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9. LEASE COMMITMENTS

     The Company’s commitments under operating leases relate substantially to retail store locations and distribution facilities. In addition to rental payments, the Company is obligated in some instances to pay real estate taxes, insurance and certain maintenance costs. Leased capital assets are included in property, plant and equipment on the consolidated balance sheets. The accumulated depreciation relating to these capital assets is $1.6 million and $0.7 million in 2004 and 2003, respectively. Other facilities and equipment are leased under arrangements that are accounted for as operating leases. Rental expense of $86.7 million, $52.8 million and $35.6 million was charged to operations in 2004, 2003 and 2002, respectively, after deducting sublease income of $5.1 million in 2004, $4.2 million in 2003 and $4.4 million in 2002. Minimum rent is expensed on a straight-line basis over the terms of the operating leases.

     Future minimum capital and operating lease payments and the related present value of capital lease payments at December 31, 2004 were as follows (in thousands):

	Operating	Capital
Year	Leases	Leases
2005	$92,100	$2,156
2006	88,852	2,154
2007	80,696	2,136
2008	75,175	2,041
2009	70,293	1,985
Thereafter	516,401	10,572

Total minimum lease payments	923,517	21,044

Less — sublease income associated with operating leases	37,579

Net minimum lease payments	$885,938

Less — interest expense associated with capital leases		(9,255)

Present value of net minimum lease payments		$11,789

     In conjunction with the acquisition of NTW Incorporated in November 2003, the Company entered into a transaction whereby 86 retail stores were sold and leased back pursuant to leases that qualified and were accounted for as operating leases. The Company continues to lease and operate the sold stores, but does not have any other retained or contingent interests in the sold stores. Proceeds from this sale-leaseback transaction, net of related fees, totaled $132.2 million, with no gain being recognized since the net book value of the sold properties was the same as the fair market value. In addition to the NTW stores, certain other retail stores were sold and leased back during the year under sale-leaseback arrangements. The leases that resulted from these sale-leaseback transactions are included in the above table.

39 of 79

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10. INCOME TAXES

     The Company records income taxes using the liability method prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Income taxes provided for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

	2004	2003	2002
Current:
Federal	$27,339	$13,149	$15,440
State	1,786	873	649

	29,125	14,022	16,089
Deferred	(8,539)	3,701	(448)

	$20,586	$17,723	$15,641

40 of 79

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10. INCOME TAXES (Continued)

     The provision for deferred income taxes represents the change in the Company’s net deferred income tax asset or liability during the year, excluding deferred taxes related to other comprehensive income or loss and including the effect of any tax rate changes. Deferred income taxes arise from temporary differences between the tax basis of the Company’s assets and liabilities and their reported amounts in the financial statements. Deferred income tax assets of $1,355,000 were recorded in connection with the acquisition of Merchant’s in April 2003. Deferred income tax assets of $179,000 were recorded in January 2004 in connection with the acquisition of Merchant’s as a result of changes to the severance accrual. No deferred income tax assets were recorded in connection with the November 2003 acquisition of NTW. Deferred income tax assets of $477,000 were recorded in April 2004 in connection with the acquisition of NTW as a result of changes to the severance accrual. The major components of deferred income tax assets and liabilities on the balance sheets are summarized as follows (in thousands):

	December 31,
		RESTATED
		(See Note 3)
	2004	2003
Deferred income tax assets:
Allowance for doubtful accounts	$3,429	$3,211
Warranty-related reserves	5,831	3,599
Insurance-related accruals	6,761	3,143
Compensation and retirement-related accruals	3,123	2,555
Lease accruals and related arrangements	4,071	2,841
Deferred revenues	2,961	1,110
Inventory	2,481	—
Foreign subsidiary basis difference	1,874	1,579
Foreign subsidiary basis difference valuation allowance	(650)	(650)
Capital loss carryover	944	—
Other deferred income tax assets	1,594	1,258

Total deferred income tax assets	$32,419	$18,646

Deferred income tax liabilities:
Trademarks and intangible assets	$11,397	$7,599
Accumulated depreciation	6,496	4,636
Inventory	—	1,118
Other deferred income tax liabilities	349	196

Total deferred income tax liabilities	$18,242	$13,549

Net deferred income tax asset	$14,177	$5,097

Balance sheet presentation:
Current deferred income tax asset	$24,790	$12,987
Noncurrent deferred income tax liability	10,613	7,890

Net deferred income tax asset	$14,177	$5,097

41 of 79

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10. INCOME TAXES (Continued)

     A reconciliation of the statutory U.S. Federal income tax rate to the Company’s effective income tax rate is as follows:

	2004	2003	2002
Statutory U.S. Federal rate	35.0%	35.0%	35.0%
State income taxes	1.5%	1.2%	2.2%
Other	-1.1%	-0.7%	0.0%

Effective tax rate	35.4%	35.5%	37.2%

     In assessing the realization of the Company’s deferred income tax assets, the Company considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of the Company’s deferred income tax assets depends upon generating future taxable income during the periods in which the temporary differences become deductible and before the net operating loss carryforwards and foreign tax credits expire. The Company evaluates the recoverability of the deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If the Company determines that it is more likely than not that the deferred income tax assets will not be recovered, a valuation allowance is established against some or all of the deferred income tax assets. The valuation allowance reflected by the Company due to uncertainties related to its ability to utilize some of its deferred tax assets, primarily consisting of certain foreign tax credits as of December 31, 2004, 2003, and 2002 was $650,000, $650,000 and $700,000, respectively. At December 31, 2004, certain of the Company’s consolidated subsidiaries had net operating loss carryforwards available in certain states. These state loss carryforwards are expected to be utilized prior to their expiration in 2018 through 2023.

     During 2004, the American Jobs Creation Act of 2004 (Jobs Creation Act) was signed into law. Beginning in 2005, the Jobs Creation Act includes relief for domestic manufacturers by providing a tax deduction for qualified production activities. In addition, the Job Creation Act phases out the exclusion for extraterritorial income (“ETI”) during 2005 and 2006. While the Company has historically benefited from ETI, its repeal will not materially impact the Company’s effective tax rate. With respect to the tax deduction provided for domestic manufacturers, the Company has initially determined that the deduction should not have an impact on its effective tax rate in future periods.

11. RETIREMENT PLANS

     The Company maintains employee savings plans under Section 401(k) of the Internal Revenue Code. Contributions are typically made by the Company to the 401(k) plans based on specified percentages of employee contributions, but may also include discretionary contributions. Expenses recorded for the Company’s contributions totaled $2.0 million in 2004, $1.4 million in 2003 and $1.8 million in 2002.

     The Company has a defined benefit pension plan which covered less than 100 of its employees at the end of 2004. The benefits are based on years of service and the employee’s final compensation. The plan is funded by contributions by the Company, not to exceed the maximum amount that can be deducted for federal income tax purposes. The plan was amended as of December 31, 2001 to freeze accrued participant benefits by providing that years of service and compensation after that date shall not be taken into account in the calculation of plan benefits. Although no decision has been made to terminate the plan, it may be terminated at some point in the future (in accordance with the requirements of ERISA and the Pension Benefit Guaranty Corporation). The Company wrote off the remaining balance of its prepaid pension asset during 2001 and recorded an expense of $720,000. In 2004 and 2003, the Company recorded minimum pension liability adjustments of $219,000 and $59,000, respectively, related to the excess of accumulated benefit obligations over the fair value of the underlying plan assets. Accumulated adjustments, reflected in other comprehensive income or loss on the balance sheets net of deferred income taxes, were $566,000 and $428,000 as of December 31, 2004 and 2003, respectively.

42 of 79

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11. RETIREMENT PLANS (Continued)

     The table which follows sets forth the defined benefit pension plan’s changes in projected benefit obligations for service rendered to date, changes in the fair value of plan assets, the funded status and amounts recognized in the Company’s balance sheets (in thousands):

	2004	2003
Actuarial present value of projected benefit obligations, at beginning of year	$(5,261)	$(5,894)

Service cost	(50)	(50)
Interest cost	(328)	(366)
Actuarial loss	(336)	(60)
Settlement gain	516	840
Benefits paid	94	134
Expenses paid	82	135
Amendments and other	—	—

Actuarial present value of projected benefit obligations, at end of year	(5,283)	(5,261)

Fair value of plan assets, at beginning of year	4,343	5,184

Return on plan assets	325	459
Employer contributions	76	—
Benefits and expenses paid	(176)	(269)
Settlements	(515)	(1,031)

Fair value of plan assets, at end of year	4,053	4,343

Funded Status — plan assets under projected benefit obligation, at end of year	(1,230)	(918)

Unrecognized net loss from experience different from that assumed	902	683
Unrecognized prior service cost	—	—
Accumulated pension liability adjustment	(902)	(683)

Accrued benefit liability, at end of year	$(1,230)	$(918)

43 of 79

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11. RETIREMENT PLANS (Continued)

     The net expense for the defined benefit plan for 2004, 2003 and 2002 was comprised of the following (in thousands):

	2004	2003	2002
Interest cost	$328	$366	$383
Service cost	50	50	—
Expected return on plan assets	(319)	(376)	(340)
Net amortization, deferral and settlement charges	111	109	43

	$170	$149	$86

     A description of plan asset allocation percentages by investment type are included as follows:

	Target	Allocation	Allocation
	Allocation	Percentage	Percentage
	2005	2004	2003
Equity securities	70.00%	71.51%	75.68%
Debt securities	30.00%	28.04%	21.88%
Real estate	3.50%	0.00%	0.00%
Other	5.00%	0.45%	2.44%
Total		100.00%	100.00%

     The Company expects to contribute approximately $54,000 to the plan in 2005. Additionally, expected benefit payments are detailed as follows:

Year ended December 31,	Payment Amount
2005	$160,187
2006	271,121
2007	210,520
2008	262,567
2009	381,468
Thereafter	2,123,585

44 of 79

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11. RETIREMENT PLANS (Continued)

     The discount rates used in determining the actuarial present values of benefit obligations for the defined benefit plan were 6.00%, 6.25% and 6.50% in 2004, 2003 and 2002, respectively. Estimated increases in future compensation levels were not applicable due to the plan amendment freezing participant benefits. The expected long-term rate of return on assets was 7.5%, 7.5% and 6% in 2004, 2003 and 2002, respectively. The assumptions used to develop the net periodic pension expense are developed based on the discount rate, the expected long-term rate of return on assets and interest rates used to determine the benefit obligations. Additionally, administrative expense assumptions are based on historical plan trust information. Actuarial present values of accumulated benefit obligations were $5.3 million, $5.3 million and $5.9 million at December 31, 2004, 2003 and 2002, respectively.

     The Company also has unfunded supplemental retirement plans for certain of its key executives, to provide benefits in excess of amounts permitted to be paid by its other retirement plans under current tax law. Expenses recorded for supplemental retirement benefits totaled $692,000, $409,000 and $387,000 in 2004, 2003 and 2002, respectively. At December 31, 2004, the projected benefit obligation, computed using a 6.0% discount rate and 5.0% expected increase in future compensation, was $3,710,000. The accumulated benefit obligation, which was reflected as a noncurrent liability at December 31, 2004, totaled $2,475,000.

12. STOCKHOLDERS’ EQUITY

     The Company is authorized to issue 50,000,000 shares of $.10 par value common stock. In addition, 2,500,000 shares of $.10 par value preferred stock are authorized, none of which were outstanding at December 31, 2004 or 2003.

     The Company has a Stockholder Rights Plan whereby outstanding shares of the Company’s common stock are accompanied by preferred stock purchase rights. The rights become exercisable ten days after a public announcement that a person or group has acquired 20% or more of the Company’s common stock or any earlier date designated by the Board of Directors. Under defined circumstances, the rights allow TBC stockholders (other than the 20% acquirer) to purchase common stock in the Company at a price which may be substantially less than the market price. The rights expire on July 31, 2008 unless redeemed at an earlier date.

     In 2002 and 2001, shares of the Company’s common stock were repurchased and retired under authorizations made by the Board of Directors. No common stock repurchases were made during 2004 or 2003. As of December 31, 2004, the Company had unused authorizations from the Board for the repurchase of approximately 1,199,000 additional shares.

45 of 79

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

13. STOCK OPTION AND INCENTIVE PLANS

     The Company has a 1989 stock incentive plan (“1989 Plan”), a 2000 stock option plan (“2000 Plan”) and a 2004 stock option plan (“2004 Plan”). The plans provide for the grant of options to purchase shares of the Company’s common stock to officers and other key employees upon terms and conditions determined by a committee of the Board of Directors. Options typically are granted at the fair market value of the stock on the date of grant, vest ratably over a three-year period and expire in ten years.

     The committee is authorized under the 1989 Plan to grant performance awards and restricted stock awards to officers and other key employees. Additionally, the 1989 Plan provides for the annual grant of restricted stock with a market value of $10,000 ($5,000 for years prior to 2003) to each non-employee director of the Company. Each of these shares of restricted stock is accompanied by four options, which are only exercisable under certain conditions and the exercise of which results in the forfeiture of the associated share of restricted stock. The options expire in one-third increments as the associated restricted stock vests. Such tandem options are not included in the totals shown below for outstanding options. At December 31, 2004, 2,070,272 shares were reserved for issuance under the 1989, 2000 and 2004 Plans.

A summary of stock option activity during 2002, 2003 and 2004 is shown below:

			Weighted
			Average
	Option	Option Price	Exercise
	Shares	Range	Price
Outstanding at December 31, 2001 (1,113,628 exercisable)	2,218,141	$4.63 - $12.13	$7.53
Granted in 2002	539,490	11.59 - 13.05	13.03
Exercised in 2002	(501,673)	4.69 - 12.13	7.86
Forfeited in 2002	(34,723)	4.69 - 13.05	9.62

Outstanding at December 31, 2002 (1,116,947 exercisable)	2,221,235	$4.63 - $13.05	$8.76
Granted in 2003	621,284	12.62 - 29.70	13.13
Exercised in 2003	(540,574)	4.63 - 13.05	8.57
Forfeited in 2003	(129,136)	5.50 - 13.05	11.32

Outstanding at December 31, 2003 (1,117,383 exercisable)	2,172,809	$4.69 - $29.70	$9.91
Granted in 2004	393,723	23.93 - 30.60	27.89
Exercised in 2004	(402,369)	4.69 - 16.00	8.54
Forfeited in 2004	(51,394)	5.75 - 27.90	13.20

Outstanding at December 31, 2004 (1,271,485 exercisable)	2,112,769	$4.69 - $30.60	$13.44

46 of 79

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

13. STOCK OPTION AND INCENTIVE PLANS (Continued)

     Additional information regarding stock options outstanding at December 31, 2004 is shown below:

	Outstanding Options			Exercisable Options
		Weighted	Weighted		Weighted
		Average	Average		Average
	Option	Exercise	Remaining	Option	Exercise
Option Price Range	Shares	Price	Term	Shares	Price
$4.69 - $8.50	597,165	$6.23	5.2 yrs	597,165	$6.23

$8.51 - $12.62	739,133	11.42	6.9 yrs	430,395	10.56

$12.63 - $30.60	776,471	20.91	8.1 yrs	243,925	13.46

	2,112,769			1,271,485

     As of December 31, 2004, 626,600 of the outstanding options contained a “reload” feature. Options granted by the committee with a reload feature provide for the grant of a new option, called a “reload option,” for a number of shares equal to the number of shares delivered by the optionee to pay the exercise price of the original option and to pay any tax withholding payments associated with the exercise of the original option.

     The fair value of each option granted in 2004, 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: dividend yield of 0%; risk-free interest rates equal to zero-coupon governmental issues; and expected lives of 5.0 years. The expected volatility percentages used for options granted were 38.8% in 2004, 36.4% in 2003 and 36.3% in 2002.

14. FINANCIAL GUARANTEES AND CREDIT RISKS

     The Company’s Big O Tires, Inc. subsidiary has provided certain financial guarantees associated with real estate leases and financing of its franchisees. Although the guarantees were issued in the normal course of business to meet the financing needs of its franchisees, they represent credit risk in excess of the amounts reported on the balance sheet as of December 31, 2004. The contractual amounts of the guarantees, which represent the Company’s maximum exposure to credit loss in the event of non-performance by the franchisees, totaled $3.5 million as of December 31, 2004, including $2.7 million related to franchisee financing and $0.8 million related to store and real estate leases. Most of the guarantees extend for more than five years and expire in decreasing amounts through 2009. The credit risk associated with these guarantees is essentially the same as that involved in extending loans to the franchisees. Big O evaluates each franchisee’s creditworthiness and requires that sufficient collateral (primarily inventories and equipment) and security interests be obtained by the third party lenders or lessors, before the guarantees are issued. There are no cash requirements associated with the guarantees, except in the event that an actual financial loss is subsequently incurred due to non-performance by the franchisees. Any fair value associated with guarantees is immaterial.

47 of 79

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

15. SEGMENT INFORMATION

     The Company is principally engaged in the marketing and distribution of tires in the automotive replacement market and has two reportable segments: retail and wholesale. The retail segment includes the franchised retail tire business conducted by Big O Tires, Inc., as well as the operation of retail tire and service centers by Tire Kingdom, Inc., Merchant’s, Incorporated and NTW Incorporated. The franchised and Company-operated retail systems are evaluated using similar operating measurements and are aggregated for segment reporting purposes since they have similar marketing concepts, distribution methods, customers and other economic characteristics. The wholesale segment markets and distributes the Company’s proprietary brands of tires, as well as other tires and related products, on a wholesale basis to distributors who resell to or operate independent tire dealers.

     Accounting policies of both the retail and wholesale segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its two segments based upon earnings before interest, taxes, depreciation and amortization (“EBITDA”). Net sales by the wholesale segment to the retail segment are eliminated in consolidation and totaled $255.9 million, $176.9 million and $164.9 million in 2004, 2003 and 2002 respectively. Such intersegment sales had no effect on the EBITDA of the individual reporting segments.

48 of 79

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

15. SEGMENT INFORMATION (Continued)

     Segment information for the three years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	Retail	Wholesale	Total
Period ended December 31, 2004

Total assets	$591,208	$285,071	$876,279

Operating results -
Net sales to external customers	1,193,360	662,058	1,855,418

EBITDA	69,063	35,405	104,468

Depreciation and amortization			27,544

Interest expense, net			18,739

Income before income taxes			58,184

Period ended December 31, 2003 (Restated)

Total assets	$520,346	$265,472	$785,818

Operating results -
Net sales to external customers	734,073	584,458	1,318,531

EBITDA	51,087	27,458	78,545

Depreciation and amortization			18,228

Interest expense, net			10,409

Income before income taxes			49,908

Period ended December 31, 2002 (Restated)

Total assets	$238,868	$236,392	$475,260

Operating results -
Net sales to external customers	511,925	597,738	1,109,663

EBITDA	33,427	30,044	63,471

Depreciation and amortization			12,689

Interest expense, net			8,703

Income before income taxes			42,079

49 of 79

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

16. VARIABLE INTEREST ENTITIES

     In January 2003 and December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R provide guidance on the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (VIE’s), by the primary beneficiary of the entity and also require certain disclosures by primary beneficiaries and other significant variable interest holders. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. The guidance of FIN 46 was immediately applicable for VIE’s created after January 31, 2003. In applying such guidance for purposes of determining whether an entity is a VIE, the Company has reviewed arrangements created after that date in which it has: 1) an economic interest in an entity or obligations to that entity; 2) issued guarantees related to the liabilities of an entity; 3) transferred assets to an entity; 4) managed the assets of an entity; or 5) leased assets from an entity or provided that entity with financing. As of December 31, 2004, the Company has determined that it holds interests in VIE’s created after January 31, 2003 in connection with the franchise business activities conducted at its Big O Tires, Inc. (“Big O”) subsidiary. The Company has identified one hundred forty-seven (147) retail stores operated by Big O franchisees that meet the VIE conditions due to lending, leasing or guarantee arrangements. These stores make retail tire sales and provide automotive services to consumers under the trade name of Big O Tires through franchise agreements entered into with the Company’s subsidiary. Under the franchise agreements, Big O sells private-branded and other tires to the franchised stores and receives a 2% royalty on all revenues of the stores. As of December 31, 2004, the Company’s subsidiary had extended loans in the aggregate of $8.6 million, entered into leasing or subleasing arrangements for minimum payments totaling $37.6 million, and guaranteed loans or leases on behalf of these franchisees totaling $2.3 million. During 2004, Big O recorded product sales of $42.2 million and royalty fee revenues of $2.8 million related to these 147 franchised stores. During 2004, the store themselves had retail sales totaling $140.2 million. The 147 franchised stores are owned and/or operated by numerous entities and persons. The process of obtaining complete financial information for the stores was a lengthy one and in some instances the Company was unable to obtain certain financial information. In some instances, the Company evaluated these stores based on their economic characteristics and made certain assumptions in instances where financial information was not available. Based on these evaluations, at December 31, 2004, the Company is the primary beneficiary of three VIEs. However, the consolidation of those entities for which the Company is the primary beneficiary would not have a material impact on the Company’s consolidated financial statements and therefore, the three entities are not included in the consolidated results of operations of the Company.

17. CONSIDERATION RECEIVED FROM A VENDOR

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

     During 2003, the Company adopted EITF 02-16; however, the adoption of this pronouncement did not have a material impact on the results of operations. Prior to the effective date of EITF 02-16, the Company entered into numerous multi-year supply agreements. Consistent with EITF 02-16, the Company continued accounting for these agreements under its historical method of recognizing the vendor allowances based on the Company’s fulfillment of the related obligations of the agreement. In the second quarter of 2004, the Company entered into a new supply agreement with one of its major vendors. As required by EITF 02-16, the Company

50 of 79

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

17. CONSIDERATION RECEIVED FROM A VENDOR (CONTINUED)

began capitalizing a portion of the allowances afforded it under this new agreement. Earnings in 2004 reflect a negative net income impact of EITF 02-16 of $3.5 million, or $0.10 per diluted share, related to the Company’s new purchase agreement with this major vendor. In addition, during 2003, the Company reclassified $1.7 million of vendor allowances previously classified in selling, general and administrative expenses to properly record these as cost of goods sold with no impact on net income. For the year ended December 31, 2002, a reclassification was not required since vendor rebates were properly accounted for as a component of cost of sales.

18. LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings which are routine to the conduct of its business. The Company does not believe that any such routine litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

51 of 79

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

52 of 79

SUPPLEMENTARY DATA:

QUARTERLY FINANCIAL INFORMATION

     Unaudited quarterly results for 2004 and 2003 are summarized as follows:

(In thousands, except per share amounts)

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
	RESTATED (See Note 3)
2004
Net sales	$433,841	$456,490	$476,464	$488,623	$1,855,418
Gross profit	161,866	175,201	175,251	182,476	694,794
Net income	5,499	9,131	10,922	12,046	37,598
Earnings per share -
Basic	$0.25	$0.41	$0.49	$0.55	$1.69
Diluted	$0.24	$0.39	$0.47	$0.52	$1.62

2003 (Restated — See Note 3)
Net sales	$256,545	$328,843	$362,401	$370,742	$1,318,531
Gross profit	74,992	108,856	114,653	135,385	433,886
Net income	4,611	7,976	10,020	9,578	32,185
Earnings per share -
Basic	$0.22	$0.37	$0.46	$0.44	$1.49
Diluted	$0.21	$0.35	$0.44	$0.41	$1.42

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                    None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

     During the quarter ended December 31, 2004, there was no change in the Company’s system of internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Status of Management’s Report on Internal Control over Financial Reporting

     As permitted by the SEC’s Release No. 34-50754, dated November 30, 2004, the following items are not included in this Annual Report on Form 10-K at this time: (i) management’s annual report on internal control over financial reporting as of December 31, 2004, or (ii) the related report of PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm. Both of these reports will be filed by amendment to this Annual Report on Form 10-K by May 2, 2005 as specified in the applicable SEC rules. Although management’s assessment process is not yet complete, as of the date of the filing of this Annual Report on Form 10-K, management has not identified any material weakness in its internal control over financial reporting.

53 of 79

Item 9B. OTHER INFORMATION

                    None.

54 of 79

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning executive officers of the Company is set forth in Part I of this Report. The remaining information required by this Item 10 is set forth in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held May 12, 2005, under the captions “Election of Directors”, “Governance of the Company and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by this reference.

Item 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is set forth in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held May 12, 2005, under the captions “Governance of the Company and Board Matters” and “Executive Compensation”, and, with the exception of the information disclosed in the Proxy Statement pursuant to Item 402(k) or 402(l) of Regulation S-K, is incorporated herein by this reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Equity Compensation Plan Information

The following table shows certain information as of December 31, 2004 with respect to compensation plans under which shares of common stock of the Company are authorized for issuance:

Number of
shares remaining
available for future
	Number of		issuance under equity
	shares to be issued	Weighted average	compensation plans
	upon exercise of	exercise price of	(excluding shares in
	outstanding options	outstanding options	column (a) )
Plan category	( a )	( b )	( c )
Equity compensation plans approved by stockholders	2,112,769	$13.44	2,070,272

Equity compensation plans not approved by stockholders	—	—	—

Note:	The above number of shares to be issued upon exercise of outstanding options does not include 61,968 outstanding tandem options issued to directors in conjunction with 15,492 outstanding shares of restricted stock. One share of restricted stock would be forfeited for every four tandem options exercised.

     The remaining information required by this Item 12 is set forth in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held May 12, 2005, under the captions “Proposal to Approve 2004 Incentive Plan” and “Security Ownership of Management and Principal Stockholders”, and is incorporated herein by this reference.

55 of 79

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is set forth in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held May 12, 2005, under the caption “Governance of the Company and Board Matters”, and is incorporated herein by this reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 is set forth in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held May 12, 2005, under the caption “The Company’s Independent Registered Public Accounting Firm”, and is incorporated herein by this reference.

56 of 79

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) (1) FINANCIAL STATEMENTS

     The following items, including consolidated financial statements of the Company, are set forth at Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2004, and 2003

Consolidated Statements of Income — Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows — Years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

     (a) (2) FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm (at p. 59 of this Report)

Schedule II — Valuation and qualifying accounts (at p. 60 of this Report)

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)	(3) EXHIBITS — See Index to Exhibits included at p. 61 of this Report

	(b)	During the quarter ended December 31, 2004, the Company filed the following reports on Form 8-K:

(1)	A Form 8-K dated October 4, 2004, was filed in which TBC Corporation issued a press release commenting on the impact of the recent hurricanes and schedules its third quarter 2004 conference call.

(2)	A Form 8-K dated October 25, 2004, was filed in which TBC Corporation issued a press release reporting its financial results for the three and nine months ended September 30, 2004.

(3)	A Form 8-K dated November 19, 2004, was filed in which TBC Corporation issued a press release commenting that it completed a corporate reorganization to implement a holding company structure.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TBC Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TBC CORPORATION
March 31, 2005	By:	/s/ LAWRENCE C. DAY
Lawrence C. Day
President and Chief Executive Officer

57 of 79

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of TBC Corporation and in the capacities and on the dates indicated:

Name	Title	Date
/s/ LAWRENCE C. DAY	President, Chief Executive Officer and Director	March 31, 2005
Lawrence C. Day

/s/ THOMAS W. GARVEY	Executive Vice President and Chief Financial Officer	March 31, 2005
(principal financial and accounting officer)
Thomas W. Garvey

	Chairman of the Board of Directors	March 31, 2005

Marvin E. Bruce

	Director	March 31, 2005

Michael E. Dunlap

	Director	March 31, 2005

Charles A. Ledsinger, Jr.

* WILLIAM J. McCARTHY	Director	March 31, 2005

William J. McCarthy

* RICHARD A. McSTAY	Director	March 31, 2005

Richard A. McStay

* DONALD RATAJCZAK	Director	March 31, 2005

Donald Ratajczak

* ROBERT R. SCHOEBERL	Director	March 31, 2005

Robert R. Schoeberl

	Director	March 31, 2005

Raymond E. Schultz

*      The undersigned by signing his name hereto does sign and execute this Report on Form 10-K on behalf of each of the above-named directors of TBC Corporation pursuant to a power of attorney executed by each such director and filed with the Securities and Exchange Commission as an exhibit to this Report.

/s/ LAWRENCE C. DAY
Lawrence C. Day
Attorney-in-Fact

58 of 79

PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
1000 Morgan Keegan Tower
Fifty North Front Street
Memphis, TN 38103
Telephone (901) 522 2000
Facsimile (901) 523 2045

Report of Independent Auditors on

Financial Statement Schedule

To the Board of Directors

     of TBC Corporation:

Our audits of the consolidated financial statements referred to in our report dated March 31, 2005 appearing in Item 8 of this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Memphis, Tennessee
March 31, 2005

59 of 79

TBC CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In thousands)

		Additions
		Charged	Charged
		to Costs	to
	Balance	and	Other				Balance
	January 1,	Expenses	Accounts		Deductions		December 31,
2004
Warranty reserve	$29,394	$3,420	$61		$7,208		$25,667

Allowance for doubtful accounts	8,260	4,322	(646)		2,629	(3)	9,307

Deferred tax asset valuation allowance	650	—	—		—		650

2003

Warranty reserve	10,997	3,750	20,140	(1)	5,493	(2)	$29,394

Allowance for doubtful accounts	8,701	4,267	83	(1)	4,791	(3)	8,260

Deferred tax asset valuation allowance	700	(50)	—		—		650

2002

Warranty reserve	8,762	7,854	—	(1)	5,619	(2)	$10,997

Allowance for doubtful accounts	7,737	2,861	—	(1)	1,897	(3)	8,701

Deferred tax asset valuation allowance	100	600	—		—		700

(1)	Includes amounts for Merchant’s, Incorporated and NTW Incorporated as of the dates of their acquisition by TBC Corporation during 2003.

(2)	Amounts added during current year and payable at year end less amount payable at beginning of year.

(3)	Accounts written off during year, net of recoveries.

60 of 79

INDEX TO EXHIBITS

Located at
Manually
Numbered Page
(2)	PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION:

2.1	Stock Purchase Agreement, dated March 25, 2003, by and among TBC Corporation, Linda Merchant Bell, Carol Merchant Kirby, and Wilson C. Merchant III was filed as Exhibit 2.1 to the TBC Corporation Current Report on Form 8-K dated April 1, 2003	*

2.2	Stock Purchase Agreement, dated as of September 21, 2003, by and between TBC Corporation and Sears, Roebuck and Co., was filed as Exhibit 2.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2003	*

2.3	First Amendment, dated as of November 28, 2003, to Stock Purchase Agreement, dated September 21, 2003, by and between TBC Corporation and Sears, Roebuck & Co. was filed as Exhibit 2.2 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003	*

2.4	Agreement and Plan of Merger, dated November 19, 2004, among TBC Corporation, TBC Parent Holding Corp., and TBC Merger Corp. was filed as Exhibit 2.1 to the TBC Corporation Current Report on Form 8-K dated November 19, 2004	*

(3)(i)	ARTICLES OF INCORPORATION:

3(i).1	Certificate of Incorporation of TBC Corporation (formerly named TBC Parent Holding Corp.) was filed as Exhibit 3(i).1 to the TBC Corporation Current Report on Form 8-K dated November 19, 2004	*

(3)(ii)	BYLAWS:

3(ii).1	ByLaws of TBC Corporation (formerly named TBC Parent Holding Corp.) were filed as Exhibit 3(ii).1 to the TBC Corporation Current Report on Form 8-K dated November 19, 2004	*

(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

4.1	Amended and Restated Rights Agreement, dated as of July 23, 1998, between TBC Corporation and BankBoston, N.A., as Rights Agent, including as Exhibit A thereto the form of Rights Certificate, was filed as Exhibit 4.1 to the TBC Corporation Form 8-A/A-1 Registration Statement filed with the Commission on July 30, 1998	*

4.2	Second Amended and Restated Credit Agreement, dated as of November 19, 2004, among TBC Corporation, TBC Private Brands, Inc., the Lenders party thereto, U.S. Bank National Association, as Documentation Agent, SunTrust Bank, as Syndication Agent, First Tennessee Bank National Association, as Administrative Agent, and JP Morgan

61 of 79

	Chase Bank, as Co-Administrative Agent, was filed as Exhibit 4.1 the TBC Corporation Current Report on Form 8-K dated November 19, 2004	*

4.3	Second Amended and Restated Note Agreement, dated as of April 1, 2003, between TBC Corporation and The Prudential Insurance Company of America, was filed as Exhibit 4.2 to the TBC Corporation Current Report on Form 8-K dated April 1, 2003	*

4.4	Amendment No. 1, dated as of November 29, 2003, to Second Amended and Restated Note Agreement, dated as of April 1, 2003, between TBC Corporation and The Prudential Insurance Company of America, including as Exhibits B and C thereto the amended form of Variable Rate Senior Notes issued thereunder, was filed as Exhibit 4.2 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003	*

4.5	Amendment No. 2, dated as of November 19, 2004, among TBC Corporation, TBC Private Brands, Inc., and The Prudential Insurance Company of America, to Second Amended and Restated Note Agreement, dated as of April 1, 2003 and amended by Amendment No. 1, dated as of November 29, 2003, was filed as Exhibit 4.3 to the TBC Corporation Current Report on Form 8-K dated November 19, 2004	*

4.6	Note Purchase Agreement, dated as of April 1, 2003, among TBC Corporation, The Prudential Insurance Company of America, and certain of its affiliates, managed funds, and accounts purchasing Notes thereunder, including as Exhibit 1 thereto the form of Senior Secured Note evidencing the Series D Variable Rate Senior Secured Notes in the aggregate principal amount of $50,000,000 issued thereunder, was filed as Exhibit 4.3 to the TBC Corporation Current Report on Form 8-K dated April 1, 2003	*

4.7	Amendment No. 1, dated as of November 29, 2003, to Note Purchase Agreement, dated as of April 1, 2003, among TBC Corporation, The Prudential Insurance Company of America, and certain of its affiliates, managed funds, and accounts purchasing Notes thereunder, was filed as Exhibit 4.3 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003	*

4.8	Amendment No. 2, dated as of November 19, 2004, among TBC Corporation, TBC Private Brands, Inc., and the Noteholders party thereto, to Note Purchase Agreement, dated as of April 1, 2003 and amended by Amendment No. 1, dated as of November 29, 2003, was filed as Exhibit 4.4 to the TBC Corporation Current Report on Form 8-K dated November 19, 2004	*

4.9	Form of Deed of Trust, Assignment of Leases and Security Agreement, dated March 31, 2003, executed by TBC Corporation in favor of JP Morgan Chase Bank, as Collateral Agent and beneficiary, was filed as Exhibit 4.4 to the TBC Corporation Current Report on Form 8-K dated April 1, 2003	*

4.10	Amendment No. 1, dated November 29, 2003, to Deed of Trust, Assignment of Leases and Security Agreement, dated as of March 31, 2003, executed by TBC Corporation in favor of JP Morgan Chase Bank, as Collateral Agent and Beneficiary, was filed as Exhibit 4.4 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003	*

4.11	Guarantee and Collateral Agreement, dated as of March 31, 2003, executed by TBC Corporation and the subsidiaries of TBC Corporation in favor of JPMorgan Chase Bank, as Collateral Agent, was filed as Exhibit 4.5 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003	*

62 of 79

4.12	First Amendment, dated November 29, 2003, to Guarantee and Collateral Agreement, dated as of March 31, 2003, executed by TBC Corporation and the subsidiaries of TBC Corporation in favor of JPMorgan Chase Bank, as Collateral Agent, was filed as Exhibit 4.6 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003	*

4.13	Assumption Agreement, dated as of November 19, 2004, between TBC Corporation (formerly known as TBC Parent Holding Corp.) and JPMorgan Chase Bank, as Collateral Agent, was filed as Exhibit 4.2 to the TBC Corporation Current Report on Form 8-K dated November 19, 2004	*

4.14	Intercreditor Agreement, dated as of March 31, 2003, among various secured lenders to TBC Corporation, was filed as Exhibit 4.7 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003	*

4.15	First Amendment, dated as of November 29, 2003, to Intercreditor Agreement, dated March 31, 2003, among various secured lenders to TBC Corporation, was filed as Exhibit 4.8 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003	*

4.16	Other long-term debt instruments	#

(10)	MATERIAL CONTRACTS:

Management Contracts and Compensatory Plans or Arrangements

10.1	Form of Trust Agreement (between the Company and certain executive officers - 1/1/98 version) was filed as Exhibit 10.1 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2003	*

10.2	TBC Corporation 2000 Stock Option Plan was filed as Exhibit 4.3 to the TBC Corporation Registration Statement on Form S-8 (Reg. No. 333-48802) filed on October 27, 2000	*

10.3	TBC Corporation 1989 Stock Incentive Plan, as amended and restated August 9, 2002, was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002	*

10.4	TBC Corporation 2004 Incentive Plan was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	*

10.5	Form of Restricted Share Grants to Executive Officers under the TBC Corporation 1989 Stock Incentive Plan was filed as Exhibit 10.2 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	*

10.6	Form of Incentive Stock Options Granted to Executive Officers under the TBC Corporation 1989 Stock Incentive Plan was filed as Exhibit 10.3 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	*

10.7	Form of Nonqualified Stock Options Granted to Executive Officers under the TBC Corporation 1989 Stock Incentive Plan was filed as Exhibit 10.4 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	*

63 of 79

10.8	Form of Incentive Stock Options, Including Reload Feature, Granted to Executive Officers under the TBC Corporation 2000 Stock Option Plan was filed as Exhibit 10.5 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	*

10.9	Form of Nonqualified Stock Options, Including Reload Feature, Granted to Executive Officers under the TBC Corporation 2000 Stock Option Plan was filed as Exhibit 10.6 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	*

10.10	Form of Stock Options, Including Reload Feature, Granted to Executive Officers under the TBC Corporation 2000 Stock Option Plan was filed as Exhibit 10.7 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	*

10.11	Form of Stock Options Granted to Executive Officers under the TBC Corporation 2004 Incentive Plan was filed as Exhibit 10.2 to the TBC Corporation Current Report on Form 8-K dated March 1, 2005	*

10.12	Executive Employment Agreement between the Company and Lawrence C. Day, amended and restated as of September 1, 2002 (without Exhibit A thereto, which is substantially identical to the form of Trust Agreement referenced in Exhibit 10.1 was filed as Exhibit 10.2 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002	*

10.13	Executive Employment Agreement, dated as of October 31, 2000, between the Company and Kenneth P. Dick (without Exhibit A thereto, which is substantially identical to the form of Trust Agreement referenced in Exhibit 10.1), was filed as Exhibit 10.7 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2000	*

10.14	Executive Employment Agreement, dated as of January 19, 2001, between the Company and Thomas W. Garvey (without Exhibit A thereto, which is substantially identical to the form of Trust Agreement referenced in Exhibit 10.1 was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2001	*

10.15	Employment Agreement, dated as of May 8, 2000, between TBC Corporation and Orland Wolford, together with Assignment and Assumption, effective as of June 5, 2000, between TBC Corporation and Tire Kingdom, Inc., was filed as Exhibit 10.3 to the TBC Corporation Current Report on Form 8-K dated March 1, 2005	*

10.16	TBC Corporation Deferred Compensation Plan for Directors (Effective January 1, 1989 and Amended Effective July 1, 1992 and March 2, 2005) was filed as Exhibit 10.1 to the TBC Corporation Current Report on Form 8-K dated March 1, 2005	*

10.17	TBC Corporation Management Incentive Compensation Plan, effective January 1, 1997, was filed as Exhibit 10.9 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2002	*

10.18	TBC Corporation Executive Supplemental Retirement Plan, as amended through August 1, 1997, was filed as Exhibit 10.10 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2002	*

10.19	TBC Corporation Executive Retirement Plan was filed as Exhibit 10.11 to the TBC Corporation Annual Report on Form 10-K for the year

64 of 79

	ended December 31, 2003	*

10.20	TBC Corporation Executive Deferred Compensation Plan, effective August 1, 1999	69

10.21	TBC Corporation Long Term Incentive Plan, effective January 1, 2002, was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2002	*

10.22	Resolutions establishing fees payable to directors of TBC Corporation, as adopted by TBC Corporation Board of Directors on August 9, 2002, were filed as Exhibit 10.14 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2002	*

10.23	TBC Corporation Senior Executive Professional Services Reimbursement Program was filed as Exhibit 10.1 to the TBC Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	*

Other Material Contracts

10.24	Transition Services Agreement, dated November 29, 2003, by and between TBC Corporation and Sears, Roebuck & Co., was filed as Exhibit 10.1 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003	*

10.25	Purchase Agreement and Escrow Instructions, dated October 23, 2003, between TBC Corporation and Realty Income Corporation or its assignee (including Crest Net Lease, Inc. and Realty Income Texas Properties, L.P.), including as Exhibit B thereto the form of Land and Building Lease Agreement to be executed by NTW Incorporated, together with a schedule setting forth certain information with respect to the leases so executed by NTW Incorporated, was filed as Exhibit 10.2 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003	*

10.26	Joinder Agreement, executed effective as of November 21, 2003, by TBC Corporation in favor of Realty Income Corporation, Crest Net Lease, Inc., Realty Income Texas Properties, L.P., and their successors and assigns, was filed as Exhibit 10.3 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003	*

10.27	Form of TBC Corporation’s standard Distributor Agreement was filed as Exhibit 10.13 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2000	*

10.28	Form of Franchise Agreement in use by Big O Tires, Inc. was filed as Exhibit 10.14 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2001	*

10.29	Agreement, dated October 1, 1977, between TBC Corporation and The Kelly-Springfield Tire Company, including letter dated June 30, 1978, was filed as Exhibit 10.6 to TBC Corporation Registration statement on Form S-1, filed on April 21, 1983 (Reg. No. 2-83116)	*

10.30	Ten-Year Commitment Agreement, dated March 21, 1994, between the Company and The Kelly-Springfield Tire Company, was filed as Exhibit 10.16 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2000	*

10.31	Extension Agreement, dated November 4, 2003, between the Company and The Goodyear Tire & Rubber Company was filed as Exhibit 10.23 to the TBC

65 of 79

	Corporation Annual Report on Form 10-K for the year ended December 31, 2003	*

10.32	Agreement, effective January 1, 1994, between the Company and Cooper Tire & Rubber Company, was filed as Exhibit 10.17 to the TBC Corporation Annual Report on Form 10-K for the year ended December 21, 2000	*

10.33	Amendment, effective May 17, 2000, to Agreement between the Company and Cooper Tire & Rubber Company, was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2001	*

10.34	Agreement, effective January 1, 2002, between the Company and Cooper Tire & Rubber Company, was filed as Exhibit 10.19 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2001	*

10.35	2004-2005 Dealer Agreement, effective as of April 1, 2004, between TBC Corporation and Michelin Americas Small Tires, a division of Michelin North America, Inc., was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	*

(18)	LETTER RE CHANGE IN ACCOUNTING PRINCIPLES:

18.1	Letter, dated July 22, 2004, from PricewaterhouseCoopers LLP was filed as Exhibit 18.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2004	*

(21)	SUBSIDIARIES OF THE COMPANY:

21.1	List of the names and jurisdictions of incorporation of the subsidiaries of the Company	73

(23)	CONSENTS OF EXPERTS AND COUNSEL:

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registerd Public, Accounting Firm incorporation by reference of their reports dated March 31, 2005 Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the Company’s 1989 Stock Incentive Plan (Reg. No. 33-43166) and in the Registration Statement on Form S-8 for the Company’s 2000 Stock Option Plan (Reg. No. 333-48802)	74

(24)	POWER OF ATTORNEY:

24.1	Power of attorney of each person who signed this Annual Report on Form 10-K on behalf of another pursuant to a power of attorney	75

(31)	RULE 13a — 14(a)/15(d)-14(a) CERTIFICATIONS:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of TBC Corporation in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	76

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of TBC Corporation in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	77

(32)	SECTION 1350 CERTIFICATIONS:

32.1	Section 1350 Certification of Chief Executive Officer of TBC Corporation in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	78

66 of 79

32.2	Section 1350 Certification of Chief Financial Officer of TBC Corporation in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	79

“*”	Indicates that the Exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

#	With respect to any other instrument defining the rights of holders of long-term debt, the amount of securities authorized under any such instrument does not exceed 10% of the total assets of TBC Corporation and its subsidiaries on a consolidated basis. A copy of any such instrument will be furnished to the Commission upon request.

67 of 79

TBC CORPORATION

EXHIBITS

TO

FORM 10-K

FOR THE YEAR ENDED

DECEMBER 31, 2004

68 of 79