Form 10-K/A
period 2004-12-31
TBC CORP
filed 2005-04-29
CIK 718449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

COMMON STOCK

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
Item 9A. CONTROLS AND PROCEDURES
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
INDEX TO EXHIBITS
EX-23.2 CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

INDEX TO EXHIBITS at page 40 of this Report

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
Yes ☑  No ☐

Aggregate market value of outstanding shares of Common Stock, par value $.10, held by non-affiliates of the Company on December 31, 2004 (for purposes of this calculation, 1,647,867 shares beneficially owned by directors and executive officers of the Company were treated as being held by affiliates of the Company)
$ 574,469,125

Number of shares of Common Stock, par value $.10, outstanding at the close of business on December 31, 2004	22,312,224

DOCUMENT INCORPORATED BY REFERENCE

TBC Corporation’s Proxy Statement for its Annual Meeting of Stockholders to be held on June 7, 2005. Definitive copies of the Proxy Statement will be filed with the Commission within 120 days after the end of the Company’s fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

PURPOSE OF THIS AMENDMENT

Because TBC Corporation (the “Company”) had not then completed management’s assessment of the Company’s internal control over financial reporting as of December 31, 2004, Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on April 1, 2005, did not include management’s annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K, or the related attestation report of the Company’s independent registered public accounting firm required by Item 308(b) of Regulation S-K. The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K (the “Amendment”) to provide these reports, as well as various exhibits required to be filed with this Amendment. No other information is being amended by this Amendment.

In accordance with the rules and regulations of the Securities and Exchange Commission, Item 8 is being re-filed in its entirety because PricewaterhouseCoopers LLP (“PwC”), the Company’s registered public accounting firm, has issued its integrated report on the Company’s financial statements, the financial statement schedule, managements assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as part of Item 8 in this Form 10-K/A.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information required by this Item 8 are included on the following 32 pages of this Report.

PRICEWATERHOUSECOOPERS
PricewaterhouseCoopers LLP
1000 Morgan Keegan Tower
Fifty North Front Street
Memphis, TN 38103
Telephone (901) 522 2000
Facsimile (901) 523 2045

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of TBC Corporation:

We have completed an integrated audit of TBC Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of TBC Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

Memphis, Tennessee
April 27, 2005

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

TBC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended December 31,
		RESTATED	RESTATED
		(See Note 3)	(See Note 3)
	2004	2003	2002
NET SALES*	$1,855,418	$1,318,531	$1,109,663

COST OF SALES	1,160,624	884,645	809,381

GROSS PROFIT	694,794	433,886	300,282

EXPENSES:
Distribution expenses	74,284	61,356	53,136
Selling, administrative and retail store expenses	548,309	314,760	198,775
Interest expense - net	18,739	10,409	8,703
Other income	(4,722)	(2,547)	(2,411)

Total expenses	636,610	383,978	258,203

INCOME BEFORE INCOME TAXES	58,184	49,908	42,079

PROVISION FOR INCOME TAXES	20,586	17,723	15,641

NET INCOME	$37,598	$32,185	$26,438

EARNINGS PER SHARE -
Basic	$1.69	$1.49	$1.25

Diluted	$1.62	$1.42	$1.20

Weighted Average Common Shares Outstanding -
Outstanding -
Basic	22,190	21,649	21,191
Diluted	23,280	22,743	21,966

*	Including sales to related parties of $125,088, $82,010 and $100,406 in the years ended December 31, 2004, 2003 and 2002, respectively.

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

began capitalizing a portion of the allowances afforded it under this new agreement. Earnings in 2004 reflect a negative net income impact of EITF 02-16 of $2.3 million, or $0.10 per diluted share, related to the Company’s new purchase agreement with this major vendor. In addition, during 2003, the Company reclassified $1.7 million of vendor allowances previously classified in selling, general and administrative expenses to properly record these as cost of goods sold with no impact on net income. For the year ended December 31, 2002, a reclassification was not required since vendor rebates were properly accounted for as a component of cost of sales.

18. LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings which are routine to the conduct of its business. The Company does not believe that any such routine litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

SUPPLEMENTARY DATA:

QUARTERLY FINANCIAL INFORMATION

     Unaudited quarterly results for 2004 and 2003 are summarized as follows:

(In thousands, except per share amounts)

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
	RESTATED (See Note 3)
2004
Net sales	$433,841	$456,490	$476,464	$488,623	$1,855,418
Gross profit	161,866	175,201	175,251	182,476	694,794
Net income	5,499	9,131	10,922	12,046	37,598
Earnings per share -
Basic	$0.25	$0.41	$0.49	$0.54	$1.69
Diluted	$0.24	$0.39	$0.47	$0.52	$1.62

2003 (Restated — See Note 3)
Net sales	$256,545	$328,843	$362,401	$370,742	$1,318,531
Gross profit	74,992	108,856	114,653	135,385	433,886
Net income	4,611	7,976	10,020	9,578	32,185
Earnings per share -
Basic	$0.22	$0.37	$0.46	$0.44	$1.49
Diluted	$0.21	$0.35	$0.44	$0.41	$1.42

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, Rules 13(a)- 15(f) and 15(d)-15(f). Under the supervision and with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. Based on that evaluation, the Company’s management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004.

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financing reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deterioate.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) (1) FINANCIAL STATEMENTS

The following items, including consolidated financial statements of the Company are set forth in this report:

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

(a) (2)FINANCIAL STATEMENT SCHEDULES

Schedule II — Valuation and qualifying accounts

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) (3) EXHIBITS — See Index to Exhibits included at p. 40 of this Report

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TBC Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TBC CORPORATION
April 28, 2005	By:	/s/ LAWRENCE C. DAY
Lawrence C. Day
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of TBC Corporation and in the capacities and on the dates indicated:

Name	Title	Date

/s/ LAWRENCE C. DAY Lawrence C. Day	President, Chief Executive Officer and Director	April 28, 2005

/s/ THOMAS W. GARVEY Thomas W. Garvey	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	April 28, 2005

Marvin E. Bruce	Chairman of the Board of Directors	April ___, 2005

Michael E. Dunlap	Director	April ___, 2005

Name	Title	Date

Charles A. Ledsinger, Jr.	Director	April ___, 2005

* WILLIAM J. McCARTHY William J. McCarthy	Director	April 28, 2005

* RICHARD A. McSTAY Richard A. McStay	Director	April 28, 2005

* DONALD RATAJCZAK Donald Ratajczak	Director	April 28, 2005

* ROBERT R. SCHOEBERL Robert R. Schoeberl	Director	April 28, 2005

Raymond E. Schultz	Director	April ___, 2005

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

INDEX TO EXHIBITS

Located at
Manually
Numbered Page

(2)	PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION:

2.1	Stock Purchase Agreement, dated March 25, 2003, by and among TBC Corporation, Linda Merchant Bell, Carol Merchant Kirby, and Wilson C. Merchant III was filed as Exhibit 2.1 to the TBC Corporation Current Report on Form 8-K dated April 1, 2003	*

2.2	Stock Purchase Agreement, dated as of September 21, 2003, by and between TBC Corporation and Sears, Roebuck and Co., was filed as Exhibit 2.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2003	*

2.3	First Amendment, dated as of November 28, 2003, to Stock Purchase Agreement, dated September 21, 2003, by and between TBC Corporation and Sears, Roebuck & Co. was filed as Exhibit 2.2 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003	*

2.4	Agreement and Plan of Merger, dated November 19, 2004, among TBC Corporation, TBC Parent Holding Corp., and TBC Merger Corp. was filed as Exhibit 2.1 to the TBC Corporation Current Report on Form 8-K dated November 19, 2004	*

(3)(i)	ARTICLES OF INCORPORATION:

3(i).1	Certificate of Incorporation of TBC Corporation (formerly named TBC Parent Holding Corp.) was filed as Exhibit 3(i).1 to the TBC Corporation Current Report on Form 8-K dated November 19, 2004	*

(3)(ii)	BYLAWS:

3(ii).1	ByLaws of TBC Corporation (formerly named TBC Parent Holding Corp.) were filed as Exhibit 3(ii).1 to the TBC Corporation Current Report on Form 8-K dated November 19, 2004	*

(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

4.1	Amended and Restated Rights Agreement, dated as of July 23, 1998, between TBC Corporation and BankBoston, N.A., as Rights Agent, including as Exhibit A thereto the form of Rights Certificate, was filed as Exhibit 4.1 to the TBC

Located at
Manually
Numbered Page
	Corporation Form 8-A/A-1 Registration Statement filed with the Commission on July 30, 1998	*

4.2	Second Amended and Restated Credit Agreement, dated as of November 19, 2004, among TBC Corporation, TBC Private Brands, Inc., the Lenders party thereto, U.S. Bank National Association, as Documentation Agent, SunTrust Bank, as Syndication Agent, First Tennessee Bank National Association, as Administrative Agent, and JP Morgan Chase Bank, as Co-Administrative Agent, was filed as Exhibit 4.1 the TBC Corporation Current Report on Form 8-K dated November 19, 2004	*

4.3	Second Amended and Restated Note Agreement, dated as of April 1, 2003, between TBC Corporation and The Prudential Insurance Company of America, was filed as Exhibit 4.2 to the TBC Corporation Current Report on Form 8-K dated April 1, 2003	*

4.4	Amendment No. 1, dated as of November 29, 2003, to Second Amended and Restated Note Agreement, dated as of April 1, 2003, between TBC Corporation and The Prudential Insurance Company of America, including as Exhibits B and C thereto the amended form of Variable Rate Senior Notes issued thereunder, was filed as Exhibit 4.2 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003	*

4.5	Amendment No. 2, dated as of November 19, 2004, among TBC Corporation, TBC Private Brands, Inc., and The Prudential Insurance Company of America, to Second Amended and Restated Note Agreement, dated as of April 1, 2003 and amended by Amendment No. 1, dated as of November 29, 2003, was filed as Exhibit 4.3 to the TBC Corporation Current Report on Form 8-K dated November 19, 2004	*

4.6	Note Purchase Agreement, dated as of April 1, 2003, among TBC Corporation, The Prudential Insurance Company of America, and certain of its affiliates, managed funds, and accounts purchasing Notes thereunder, including as Exhibit 1 thereto the form of Senior Secured Note evidencing the Series D Variable Rate Senior Secured Notes in the aggregate principal amount of $50,000,000 issued thereunder, was filed as Exhibit 4.3 to the TBC Corporation Current Report on Form 8-K dated April 1, 2003	*

4.7	Amendment No. 1, dated as of November 29, 2003, to Note Purchase Agreement, dated as of April 1, 2003, among TBC Corporation, The Prudential Insurance Company of America, and certain of its affiliates, managed funds, and accounts purchasing Notes thereunder, was filed as Exhibit 4.3 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003	*

4.8	Amendment No. 2, dated as of November 19, 2004, among TBC Corporation, TBC Private Brands, Inc., and the Noteholders party thereto, to Note Purchase Agreement, dated as of April 1, 2003 and amended by Amendment No. 1, dated as of November 29, 2003, was filed as Exhibit 4.4 to the TBC Corporation Current Report on Form 8-K dated November 19, 2004	*

Located at
Manually
Numbered Page
4.9	Form of Deed of Trust, Assignment of Leases and Security Agreement, dated March 31, 2003, executed by TBC Corporation in favor of JP Morgan Chase Bank, as Collateral Agent and beneficiary, was filed as Exhibit 4.4 to the TBC Corporation Current Report on Form 8-K dated April 1, 2003	*

4.10	Amendment No. 1, dated November 29, 2003, to Deed of Trust, Assignment of Leases and Security Agreement, dated as of March 31, 2003, executed by TBC Corporation in favor of JP Morgan Chase Bank, as Collateral Agent and Beneficiary, was filed as Exhibit 4.4 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003	*

4.11	Guarantee and Collateral Agreement, dated as of March 31, 2003, executed by TBC Corporation and the subsidiaries of TBC Corporation in favor of JPMorgan Chase Bank, as Collateral Agent, was filed as Exhibit 4.5 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003	*

4.12	First Amendment, dated November 29, 2003, to Guarantee and Collateral Agreement, dated as of March 31, 2003, executed by TBC Corporation and the subsidiaries of TBC Corporation in favor of JPMorgan Chase Bank, as Collateral Agent, was filed as Exhibit 4.6 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003	*

4.13	Assumption Agreement, dated as of November 19, 2004, between TBC Corporation (formerly known as TBC Parent Holding Corp.) and JPMorgan Chase Bank, as Collateral Agent, was filed as Exhibit 4.2 to the TBC Corporation Current Report on Form 8-K dated November 19, 2004	*

4.14	Intercreditor Agreement, dated as of March 31, 2003, among various secured lenders to TBC Corporation, was filed as Exhibit 4.7 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003	*

4.15	First Amendment, dated as of November 29, 2003, to Intercreditor Agreement, dated March 31, 2003, among various secured lenders to TBC Corporation, was filed as Exhibit 4.8 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003	*

4.16	Other long-term debt instruments	#

(10)	MATERIAL CONTRACTS:

Management Contracts and Compensatory Plans or Arrangements

10.1	Form of Trust Agreement (between the Company and certain executive officers - 1/1/98 version) was filed as Exhibit 10.1 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2003	*

10.2	TBC Corporation 2000 Stock Option Plan was filed as Exhibit 4.3 to the TBC Corporation Registration Statement on Form S-8 (Reg. No. 333-48802) filed on

Located at
Manually
Numbered Page
	October 27, 2000	*

10.3	TBC Corporation 1989 Stock Incentive Plan, as amended and restated August 9, 2002, was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002	*

10.4	TBC Corporation 2004 Incentive Plan was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	*

10.5	Form of Restricted Share Grants to Executive Officers under the TBC Corporation 1989 Stock Incentive Plan was filed as Exhibit 10.2 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	*

10.6	Form of Incentive Stock Options Granted to Executive Officers under the TBC Corporation 1989 Stock Incentive Plan was filed as Exhibit 10.3 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	*

10.7	Form of Nonqualified Stock Options Granted to Executive Officers under the TBC Corporation 1989 Stock Incentive Plan was filed as Exhibit 10.4 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	*

10.8	Form of Incentive Stock Options, Including Reload Feature, Granted to Executive Officers under the TBC Corporation 2000 Stock Option Plan was filed as Exhibit 10.5 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	*

10.9	Form of Nonqualified Stock Options, Including Reload Feature, Granted to Executive Officers under the TBC Corporation 2000 Stock Option Plan was filed as Exhibit 10.6 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	*

10.10	Form of Stock Options, Including Reload Feature, Granted to Executive Officers under the TBC Corporation 2000 Stock Option Plan was filed as Exhibit 10.7 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	*

10.11	Form of Stock Options Granted to Executive Officers under the TBC Corporation 2004 Incentive Plan was filed as Exhibit 10.2 to the TBC Corporation Current Report on Form 8-K dated March 1, 2005	*

10.12	Executive Employment Agreement between the Company and Lawrence C. Day, amended and restated as of September 1, 2002 (without Exhibit A thereto, which is substantially identical to the form of Trust Agreement referenced in Exhibit 10.1), was filed as Exhibit 10.2 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002	*

Located at
Manually
Numbered Page
10.13	Executive Employment Agreement, dated as of October 31, 2000, between the Company and Kenneth P. Dick (without Exhibit A thereto, which is substantially identical to the form of Trust Agreement referenced in Exhibit 10.1), was filed as Exhibit 10.7 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2000	*

10.14	Executive Employment Agreement, dated as of January 19, 2001, between the Company and Thomas W. Garvey (without Exhibit A thereto, which is substantially identical to the form of Trust Agreement referenced in Exhibit 10.1), was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2001	*

10.15	Employment Agreement, dated as of May 8, 2000, between TBC Corporation and Orland Wolford, together with Assignment and Assumption, effective as of June 5, 2000, between TBC Corporation and Tire Kingdom, Inc., was filed as Exhibit 10.3 to the TBC Corporation Current Report on Form 8-K dated March 1, 2005	*

10.16	TBC Corporation Deferred Compensation Plan for Directors (Effective January 1, 1989 and Amended Effective July 1, 1992 and March 2, 2005) was filed as Exhibit 10.1 to the TBC Corporation Current Report on Form 8-K dated March 1, 2005	*

10.17	TBC Corporation Management Incentive Compensation Plan, effective January 1, 1997, was filed as Exhibit 10.9 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2002	*

10.18	TBC Corporation Executive Supplemental Retirement Plan, as amended through August 1, 1997, was filed as Exhibit 10.10 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2002	*

10.19	TBC Corporation Executive Retirement Plan was filed as Exhibit 10.11 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2003	*

10.20	TBC Corporation Executive Deferred Compensation Plan, effective August 1, 1999	**

10.21	TBC Corporation Long Term Incentive Plan, effective January 1, 2002, was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2002	*

10.22	Resolutions establishing fees payable to directors of TBC Corporation, as adopted by TBC Corporation Board of Directors on August 9, 2002, were filed as Exhibit 10.14 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2002	*

10.23	TBC Corporation Senior Executive Professional Services Reimbursement Program was filed as Exhibit 10.1 to the TBC Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	*

Other Material Contracts

Located at
Manually
Numbered Page
10.24	Transition Services Agreement, dated November 29, 2003, by and between TBC Corporation and Sears, Roebuck & Co., was filed as Exhibit 10.1 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003	*

10.25	Purchase Agreement and Escrow Instructions, dated October 23, 2003, between TBC Corporation and Realty Income Corporation or its assignee (including Crest Net Lease, Inc. and Realty Income Texas Properties, L.P.), including as Exhibit B thereto the form of Land and Building Lease Agreement to be executed by NTW Incorporated, together with a schedule setting forth certain information with respect to the leases so executed by NTW Incorporated, was filed as Exhibit 10.2 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003	*

10.26	Joinder Agreement, executed effective as of November 21, 2003, by TBC Corporation in favor of Realty Income Corporation, Crest Net Lease, Inc., Realty Income Texas Properties, L.P., and their successors and assigns, was filed as Exhibit 10.3 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003	*

10.27	Form of TBC Corporation’s standard Distributor Agreement was filed as Exhibit 10.13 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2000	*

10.28	Form of Franchise Agreement in use by Big O Tires, Inc. was filed as Exhibit 10.14 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2001	*

10.29	Agreement, dated October 1, 1977, between TBC Corporation and The Kelly-Springfield Tire Company, including letter dated June 30, 1978, was filed as Exhibit 10.6 to TBC Corporation Registration statement on Form S-1, filed on April 21, 1983 (Reg. No. 2-83116)	*

10.30	Ten-Year Commitment Agreement, dated March 21, 1994, between the Company and The Kelly-Springfield Tire Company, was filed as Exhibit 10.16 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2000	*

10.31	Extension Agreement, dated November 4, 2003, between the Company and The Goodyear Tire & Rubber Company was filed as Exhibit 10.23 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2003	*

10.32	Agreement, effective January 1, 1994, between the Company and Cooper Tire & Rubber Company, was filed as Exhibit 10.17 to the TBC Corporation Annual Report on Form 10-K for the year ended December 21, 2000	*

10.33	Amendment, effective May 17, 2000, to Agreement between the Company and Cooper Tire & Rubber Company, was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2001	*

Located at
Manually
Numbered Page
10.34	Agreement, effective January 1, 2002, between the Company and Cooper Tire & Rubber Company, was filed as Exhibit 10.19 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2001	*

10.35	2004-2005 Dealer Agreement, effective as of April 1, 2004, between TBC Corporation and Michelin Americas Small Tires, a division of Michelin North America, Inc., was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	*

(18)	LETTER RE CHANGE IN ACCOUNTING PRINCIPLES:

18.1	Letter, dated July 22, 2004, from PricewaterhouseCoopers LLP was filed as Exhibit 18.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2004	*

(21)	SUBSIDIARIES OF THE COMPANY:

21.1	List of the names and jurisdictions of incorporation of the subsidiaries of the Company	**

(23)	CONSENTS OF EXPERTS AND COUNSEL:

23.1	Consent of PricewaterhouseCoopers LLP to the incorporation by reference of their reports dated April 27, 2005 into Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the Company’s 1989 Stock Incentive Plan (Reg. No. 33-43166) and into the Registration Statement on Form S-8 for the Company’s 2000 Stock Option Plan (Reg. No. 333-48802).	48

(24)	POWER OF ATTORNEY:

24.1	Power of attorney of each person who signed this Annual Report on Form 10-K on behalf of another pursuant to a power of attorney	**

(31)	RULE 13a - 14(a)/15(d)-14(a) CERTIFICATIONS:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of TBC Corporation in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	49

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of TBC Corporation in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	51

(32)	SECTION 1350 CERTIFICATIONS:

		Located at
		Manually
		Numbered Page
32.1	Section 1350 Certification of Chief Executive Officer of TBC Corporation in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	53

32.2	Section 1350 Certification of Chief Financial Officer of TBC Corporation in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	54

*	Indicates that the Exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

**	Indicates that the Exhibit was included in the Company’s Annual Report on Form 10-K filed on April 1, 2005.

#	With respect to any other instrument defining the rights of holders of long-term debt, the amount of securities authorized under any such instrument does not exceed 10% of the total assets of TBC Corporation and its subsidiaries on a consolidated basis. A copy of any such instrument will be furnished to the Commission upon request.