Form 10-K/A
period 2004-12-31
TBC CORP
filed 2005-05-05
CIK 718449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A-2

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

1 of 19

Item 9A. CONTROLS AND PROCEDURES
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
INDEX TO EXHIBITS
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO

INDEX TO EXHIBITS at page 7 of this Report

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

2 of 18

PURPOSE OF THIS AMENDMENT

TBC Corporation (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K (the “Amendment”) to include certain information inadvertently omitted from Item 9A of Amendment No. 1 to the Company’s Annual Report on Form 10-K (10-K/A) filed on April 29, 2005, as well as various exhibits required to be filed with this Amendment. No other information is being amended by this Amendment.

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

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financing reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

3 of 18

Management’s evaluation of the Company’s internal control over financial reporting was based on the framework established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears in Item 8.

Changes in Internal Control over Financial Reporting

No change in the Company’s system of internal control over financial reporting occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) (1) FINANCIAL STATEMENTS

The following items, including consolidated financial statements of the Company, were included at Item 8 of the Company’s Annual Report on Form 10-K/A filed on April 29, 2005:

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

Consolidated Statements of Income — Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows — Years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

4 of 18

(a) (2)FINANCIAL STATEMENT SCHEDULES

The following items were included in the Company’s Annual Report on Form 10-K/A filed on April 29, 2005:

Schedule II — Valuation and qualifying accounts

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) (3) EXHIBITS — See Index to Exhibits included at p. 7 of this Report

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TBC Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TBC CORPORATION
May 4, 2005	By:	/s/ LAWRENCE C. DAY
Lawrence C. Day
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of TBC Corporation and in the capacities and on the dates indicated:

Name	Title	Date

/s/ LAWRENCE C. DAY Lawrence C. Day	President, Chief Executive Officer and Director	May 4, 2005

/s/ THOMAS W. GARVEY Thomas W. Garvey	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	May 4, 2005

Marvin E. Bruce	Chairman of the Board of Directors	May ___, 2005

Michael E. Dunlap	Director	May ___, 2005

5 of 18

Name	Title	Date

Charles A. Ledsinger, Jr.	Director	May ___, 2005

* WILLIAM J. McCARTHY William J. McCarthy	Director	May 4, 2005

* RICHARD A. McSTAY Richard A. McStay	Director	May 4, 2005

* DONALD RATAJCZAK Donald Ratajczak	Director	May 4, 2005

* ROBERT R. SCHOEBERL Robert R. Schoeberl	Director	May 4, 2005

Raymond E. Schultz	Director	May ___, 2005

     * The undersigned by signing his name hereto does sign and execute this Report on Form 10-K on behalf of each of the above-named directors of TBC Corporation pursuant to a power of attorney executed by each such director and filed with the Securities and Exchange Commission as an exhibit to this Report.

/s/ LAWRENCE C. DAY
Lawrence C. Day
Attorney-in-Fact

6 of 18

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

7 of 18

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

8 of 18

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

9 of 18

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

10 of 18

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

11 of 18

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

12 of 18

Located at
Manually
Numbered Page
10.34	Agreement, effective January 1, 2002, between the Company and Cooper Tire & Rubber Company, was filed as Exhibit 10.19 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2001	*

10.35	2004-2005 Dealer Agreement, effective as of April 1, 2004, between TBC Corporation and Michelin Americas Small Tires, a division of Michelin North America, Inc., was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	*

(18)	LETTER RE CHANGE IN ACCOUNTING PRINCIPLES:

18.1	Letter, dated July 22, 2004, from PricewaterhouseCoopers LLP was filed as Exhibit 18.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2004	*

(21)	SUBSIDIARIES OF THE COMPANY:

21.1	List of the names and jurisdictions of incorporation of the subsidiaries of the Company	**

(23)	CONSENTS OF EXPERTS AND COUNSEL:

23.1	Consent of PricewaterhouseCoopers LLP to the incorporation by reference of their reports dated April 27, 2005 into Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the Company’s 1989 Stock Incentive Plan (Reg. No. 33-43166) and into the Registration Statement on Form S-8 for the Company’s 2000 Stock Option Plan (Reg. No. 333-48802).	***

(24)	POWER OF ATTORNEY:

24.1	Power of attorney of each person who signed this Annual Report on Form 10-K on behalf of another pursuant to a power of attorney	**

(31)	RULE 13a - 14(a)/15(d)-14(a) CERTIFICATIONS:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of TBC Corporation in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	15

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of TBC Corporation in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	17

(32)	SECTION 1350 CERTIFICATIONS:

13 of 18

Located at
Manually
Numbered Page
32.1	Section 1350 Certification of Chief Executive Officer of TBC Corporation in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	***

32.2	Section 1350 Certification of Chief Financial Officer of TBC Corporation in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	***

*	Indicates that the Exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

**	Indicates that the Exhibit was included in the Company’s Annual Report on Form 10-K filed on April 1, 2005.

***	Indicates that the Exhibit was included in Amendment No. 1 to the Company’s Annual Report on Form 10-K (Form 10-K/A), filed on April 29, 2005.

#	With respect to any other instrument defining the rights of holders of long-term debt, the amount of securities authorized under any such instrument does not exceed 10% of the total assets of TBC Corporation and its subsidiaries on a consolidated basis. A copy of any such instrument will be furnished to the Commission upon request.

14 of 18