Form 10-Q
period 2005-03-31
TBC CORP
filed 2005-05-10
CIK 718449

CONFORMED

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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

22,444,519 Shares of Common Stock were outstanding as of March 31, 2005.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 6. Exhibits
SIGNATURE
INDEX TO EXHIBITS
EX-10.2 STOCK OPTION LAWRENCE C. DAY 03/29/05
EX-10.3 GRANT OF RESTRICTED SHARES LAWRENCE C. DAY 03/29/05
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TBC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,433	$2,832

Accounts and notes receivable, less allowance for doubtful accounts of $8,823 on March 31, 2005 and $9,307 on December 31, 2004:
Related parties	37,260	32,149
Other	127,818	117,812

Total accounts and notes receivable	165,078	149,961

Inventories	298,087	291,745
Deferred income taxes	24,929	24,790
Other current assets	17,014	19,270

Total current assets	506,541	488,598

PROPERTY, PLANT AND EQUIPMENT, AT COST:

Land and improvements	8,003	10,400
Buildings and leasehold improvements	108,982	109,959
Furniture and equipment	107,483	105,232

	224,468	225,591
Less accumulated depreciation	79,376	73,418

Total property, plant and equipment	145,092	152,173

TRADEMARKS, NET	15,824	15,824

GOODWILL, NET	180,442	180,353

OTHER ASSETS	40,523	39,331

TOTAL ASSETS	$888,422	$876,279

See accompanying notes to consolidated financial statements.

TBC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Outstanding checks, net	$13,440	$30,368

Accounts payable, trade	162,452	128,656

Notes payable to banks	55,408	41,013

Current portion of long-term debt and capital lease obligations	41,243	41,216

Federal and state income taxes payable	1,773	17,790

Accrued warranty reserves	19,516	19,667

Other current liabilities	73,245	71,278

Total current liabilities	367,077	349,988

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	155,653	167,349

NONCURRENT LIABILITIES	43,016	43,320

DEFERRED INCOME TAXES	10,193	10,613

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.10 par value, shares issued and outstanding - 22,444 on March 31, 2005 and 22,312 on December 31, 2004	2,244	2,231

Additional paid-in capital	30,260	28,882

Deferred compensation	(1,205)	(789)

Accumulated other comprehensive loss	(1,278)	(1,570)

Retained earnings	282,462	276,255

Total stockholders’ equity	312,483	305,009

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$888,422	$876,279

See accompanying notes to consolidated financial statements.

TBC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
		RESTATED
		(See Note 2)
	2005	2004
NET SALES*	$466,372	$433,841

COST OF SALES	292,268	271,975

GROSS PROFIT	174,104	161,866

EXPENSES:
Distribution expenses	18,890	17,966
Selling, administrative and retail store expenses	141,983	131,949
Interest expense — net	4,951	4,102
Other income	(1,433)	(718)

Total Expenses	164,391	153,299

INCOME BEFORE INCOME TAXES	9,713	8,567

PROVISION FOR INCOME TAXES	3,506	3,068

NET INCOME	$6,207	$5,499

EARNINGS PER SHARE -
Basic	$0.28	$0.25

Diluted	$0.27	$0.24

Weighted Average Common Shares Outstanding -
Basic	22,355	22,021

Diluted	23,386	23,256

* Including sales to related parties of $27,723 and $25,261 for the three months ended March 31, 2005 and 2004, respectively.

See accompanying notes to consolidated financial statements.

TBC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

				Accumulated
				Compre-				Total
	Common Stock		Additional	hensive				Compre-
	Number of		Paid-In	Income	Deferred	Retained		hensive
	Shares	Amount	Capital	(Loss)	Compensation	Earnings	Total	Income
BALANCE, JANUARY 1, 2004	21,905	$2,190	$23,898	$(1,637)	$—	$238,657	$263,108

Net income for period	—	—	—	—	—	5,499	5,499

Issuance of common stock under stock option and incentive plans	225	23	1,954	—	—	—	1,977

Tax benefit from exercise of stock options	—	—	957	—	—	—	957

Comprehensive income:
Net income							—	$5,499
Interest rate swap agreement, net of tax	—	—	—	51	—	—	51	51
Foreign currency translation adjustment	—	—	—	270	—	—	270	270

Other comprehensive income	—	—	—	—	—	—	—	321

Total comprehensive income	—	—	—	—	—	—	—	$5,820

BALANCE, MARCH 31, 2004	22,130	$2,213	$26,809	$(1,316)	$—	$244,156	$271,862

BALANCE, JANUARY 1, 2005	22,312	$2,231	$28,882	$(1,570)	$(789)	$276,255	$305,009

Net income for period	—	—	—	—	—	6,207	6,207

Issuance of common stock under stock option and incentive plans, net of amortization of deferred compensation	132	13	1,295	—	(416)	—	892

Tax benefit from exercise of stock options	—	—	83	—	—	—	83

Comprehensive income:
Net income							—	$6,207
Interest rate swap agreement, net of tax	—	—	—	88	—	—	88	88
Foreign currency translation adjustment	—	—	—	204	—	—	204	204

Other comprehensive income	—	—	—	—	—	—	—	292

Total comprehensive income	—	—	—	—	—	—	—	$6,499

BALANCE, MARCH 31, 2005	22,444	$2,244	$30,260	$(1,278)	$(1,205)	$282,462	$312,483

See accompanying notes to consolidated financial statements.

TBC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
		RESTATED
		(See Note 2)
	2005	2004
Operating Activities:
Net income	$6,207	$5,499
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,981	6,728
Amortization of intangible assets	19	18
Amortization of deferred financing costs	492	491
Amortization of other deferred compensation	67	80
Provision for doubtful accounts and notes	1,113	1,009
Gain on sale of fixed assets	(305)	(5)
Deferred income taxes	(558)	952
Equity in net earnings from joint ventures	(1,124)	(223)
Changes in operating assets and liabilities net of effect of assets acquired:
Receivables	(16,319)	(31,379)
Inventories	(6,342)	(17,877)
Other current assets	2,511	(1,361)
Other assets	(581)	(445)
Accounts payable, trade	34,086	43,442
Federal and state income taxes refundable or payable	(15,933)	(538)
Other current liabilities	1,817	(7,847)
Noncurrent liabilities	(304)	(180)

Net cash provided by (used in) operating activities	11,827	(1,636)

Investing Activities:
Purchase of property, plant and equipment	(3,941)	(6,846)
Investments in joint ventures, net of distributions received	—	(798)
Proceeds from asset dispositions	4,025	192

Net cash provided by (used in) investing activities	84	(7,452)

Financing Activities:
Net bank borrowings under short-term borrowing arrangements	14,395	15,300
(Decrease) increase in outstanding checks, net	(16,928)	301
Payments of long-term debt and capital lease obligations	(11,669)	(5,095)
Issuance of common stock under stock incentive plans	892	1,642

Net cash (used in) provided by financing activities	(13,310)	12,148

(Decrease) increase in cash and cash equivalents	(1,399)	3,060
Cash and cash equivalents:
Balance — Beginning of year	2,832	2,645

Balance — End of period	$1,433	$5,705

(Continued)

TBC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
		Restated (See Note 2)
Supplemental Disclosures of Cash Flow Information:
Cash paid for — Interest	$4,386	$3,542
Cash paid for — Income taxes	20,030	2,767

Supplemental Disclosures of Non-Cash Financing Activity:
Tax benefit from exercise of stock options	$83	$957
Issuance of restricted stock under stock incentive plan, net	416	335

See accompanying notes to consolidated financial statements.

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The December 31, 2004 condensed consolidated balance sheet was derived from audited financial statements. The condensed consolidated balance sheet, statement of income, stockholders’ equity and cash flow for the period ended March 31, 2005 have been prepared by the Company without audit. The restated consolidated statements of income, stockholders’ equity and cash flow, as discussed in Note 2 “Restatement” of this Form 10Q, for the period ended March 31, 2004, have been prepared by the Company, without audit. It is Management’s opinion that these statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2005 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. Actual results could differ from those estimates.

     The Company’s 2004 Annual Report on Form 10-K/A includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements. The summary of significant accounting policies, as well as certain other footnote disclosures and information normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted for the purposes of this quarterly report. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2004 Form 10-K/A.

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Restatement

     During the second quarter of 2004, but effective on January 1, 2004, the Company changed its inventory costing method from the last-in, first-out (“LIFO”) to first-in, first-out (“FIFO”). The method was changed to obtain a more current inventory valuation at period end, to achieve a better matching of revenues and expenses and to move to one method of inventory valuation on a Company-wide basis. In addition, since costing for retail inventories has historically been on the FIFO method, as this segment grows, continuing liquidation of LIFO layers would have resulted in any event. Principally, the wholesale segment historically used the LIFO method for its inventory, which represents approximately 45% of the Company’s inventories, with the remaining inventories valued on a FIFO basis. The Company has applied this change retroactively by restating its previously issued financial statements as required by Accounting Principles Board No. 20, “Accounting Changes.” The effect of the change on the previously reported net income and earnings per share are reflected in the table below (in thousands):

	As
	Previously		As
	Reported	Adjustment	Restated
Net income
Three months ended March 31, 2004	$5,977	$(478)	$5,499

Basic earnings per share
Three months ended March 31, 2004	$0.27	$(0.02)	$0.25

Diluted earnings per share
Three months ended March 31, 2004	$0.26	$(0.02)	$0.24

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

	Three Months Ended
	March 31,
	2005	2004
Weighted average common shares outstanding	22,355	22,021

Common share equivalents*	1,031	1,235

Weighted average common shares and equivalents outstanding	23,386	23,256

* The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 437,861 and 10,000 shares of common stock were anti-dilutive and outstanding during the three months ended March 31, 2005 and 2004, respectively.

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

     Accounting policies of both the retail and wholesale segments are the same as those described in the summary of significant accounting policies included in the Form 10-K/A for the year ended December 31, 2004 with the exception of the change in inventory valuation method as described in Note 2 “Restatement” of this Form 10-Q. The Company evaluates the performance of its two segments based on earnings before interest, taxes, depreciation and amortization (“EBITDA”). Net sales by the wholesale segment to the retail segment are eliminated in consolidation and totaled $53.0 million and $52.8 million for the three months ended March 31, 2005 and 2004, respectively. Such intersegment sales had no effect on the EBITDA of the individual reporting segments.

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Segment Information (continued)

Segment information for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

	Retail	Wholesale	Total
Three Months ended March 31, 2005

Total assets	$585,639	$302,783	$888,422

Operating results -

Net sales to external customers	293,160	173,212	466,372

EBITDA	13,069	8,595	21,664
Depreciation and amortization			7,000
Interest expense, net			4,951

Income before income taxes			$9,713

Three Months ended March 31, 2004 (Restated)

Total assets	$532,569	$305,191	$837,760

Operating results -

Net sales to external customers	283,141	150,700	433,841

EBITDA	12,673	6,742	19,415
Depreciation and amortization			6,746
Interest expense, net			4,102

Income before income taxes			$8,567

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Stock Option and Incentive Plans

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Accordingly, no compensation expense has been recognized for the stock options granted in the periods ended March 31, 2005 and 2004. Using fair value assumptions specified in SFAS No. 123, the weighted average per share values of options granted during the three months ended March 31, 2005 and 2004 were $9.94 and $10.85, respectively. Had compensation cost for such option grants been determined using such assumptions, results for the first quarter of 2005 and 2004 would have been as follows (in thousands):

	Three Months Ended
	March 31,
		RESTATED
		(See Note 2)
	2005	2004
Net income, as reported	$6,207	$5,499

Add: Stock-based compensation included in reported net income, net of tax effects	44	52

Less: Total stock-based compensation expense determined using fair value assumptions, net of tax effects	(817)	(725)

Pro forma net income	$5,434	$4,826

Earnings per share:
Basic — as reported	$0.28	$0.25

- pro forma	$0.24	$0.22

Diluted — as reported	$0.27	$0.24

- pro forma	$0.23	$0.21

     The fair value of each option granted in the first three months of 2005 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield of 0%; expected lives of 5.0 years; and interest rates based on risk-free governmental issues with maturities equal to the expected term of the option. The expected volatility percentages used for options granted during the first three months of 2005 and 2004 were 36.5% and 38.9%, respectively.

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In December 2004, the FASB issued a revised version of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, typically the vesting period. For public entities, the revised statement indicated an effective date as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, the Securities and Exchange Commission (the “Commission”) announced on April 14, 2005 a new rule which allows companies to implement FASB Statement No. 123 at the beginning of the next fiscal year. The Company intends to adopt Statement No. 123 in compliance with the revised implementation date on January 1, 2006.

6. Variable Interest Entities

     In January 2003 and December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R provide guidance on the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (VIE’s), by the primary beneficiary of the entity and also require certain disclosures by primary beneficiaries and other significant variable interest holders. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. In applying FIN 46 for purposes of determining whether an entity is a VIE, the Company has reviewed arrangements created after that date in which it has: 1) an economic interest in an entity or obligations to that entity; 2) issued guarantees related to the liabilities of an entity; 3) transferred assets to an entity; 4) managed the assets of an entity; or 5) leased assets from an entity or provided that entity with financing. As of March 31, 2005, the Company has identified one hundred thirty-seven (137) retail stores operated by Big O Tires franchisees that meet the VIE conditions due to lending, leasing or guarantee arrangements. These stores make retail tire sales and provide automotive services to consumers under the trade name of Big O Tires (“Big O”) through franchise agreements entered into with the Company’s subsidiary. Under the franchise agreements, Big O sells private-branded and other tires to the franchised stores and receives a 2% royalty on all revenues of the stores. As of March 31, 2005, the Company’s subsidiary had extended loans in the aggregate of $8.5 million, entered into leasing or subleasing arrangements for minimum payments totaling $36.4 million, and guaranteed loans or leases on behalf of these franchisees totaling $2.2 million. During the first quarter of 2005, Big O recorded product sales of $9.1 million and royalty fee revenues of $0.7 million related to these 137 franchised stores. During the first quarter of 2005, the stores themselves reported to Big O that they had retail sales totaling $32.8 million. The 137 retail stores are owned and/or operated by numerous entities and persons. The process of obtaining complete financial information for the stores was a lengthy one and in some instances the Company was unable to obtain certain financial information. In some instances, the Company evaluated these stores based on their economic characteristics and made certain assumptions in instances where financial information was not available. Based on these evaluations, at March 31, 2005, the Company was the primary beneficiary of four VIEs. However, the consolidation of those entities for which the Company is the primary beneficiary would not have a material impact on the Company’s consolidated financial statements and therefore, the four entities are not included in the consolidated results of operations of the Company for the three months ended March 31, 2005.

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

     Prior to the effective date of EITF 02-16, the Company entered into numerous multi-year supply agreements. Consistent with EITF 02-16, the Company continued accounting for these agreements under its historical method of recognizing the vendor allowances based on the Company’s fulfillment of the related obligations of the agreement. In the second quarter of 2004, the Company entered into a new supply agreement with one of its major vendors. As required by EITF 02-16, the Company began capitalizing a portion of the allowances afforded it under this new agreement. Earnings during the three months ended March 31, 2005 reflect the impact of EITF 02-16 of $64,000. In addition, during the three months ended March 31, 2004, the Company reclassified certain vendor allowances of $716,000 previously classified in selling, general and administrative expenses to properly record these as cost of goods sold in accordance with EITF 02-16 with no impact on net income.

8. Goodwill and Intangible Assets

The component of Goodwill by segments are listed below (in thousands):

	March 31,	December 31,
	2005	2004
Goodwill
Retail segment	$174,827	$174,827
Wholesale segment	5,615	5,526

Total goodwill	$180,442	$180,353

     The net increase in goodwill reflects an increase of $89,000 pertaining to the acquisition of the assets and certain liabilities of Southwest Tire and Supply which was acquired by the Company in October 2004.

     Indefinite-lived intangible assets were $0.4 million and $0.5 million at March 31, 2005 and December 31, 2004, respectively. Gross definite-lived intangible assets comprised of customer lists and non-compete agreements were $485,000 at March 31, 2005 and December 31, 2004 with related accumulated amortization of $158,000 and $139,000 at March 31, 2005 and December 31, 2004, respectively, were included in other assets in the Consolidated Balance Sheets. Amortization of definite-lived intangible assets was $19,000 during the quarter ended March 31, 2005 and 2004. The estimated future amortization expense related to definite-lived intangible assets at March 31, 2005 is $74,000, $42,000, $37,000, $37,000 and $37,000 for 2005, 2006, 2007, 2008 and 2009, respectively.

9. Warranty Reserves

     The costs of anticipated adjustments for workmanship and materials that are the responsibility of the Company are estimated based on historical experience and charged against earnings currently. Management reviews these estimates on a regular basis and adjusts the warranty provisions as actual experience differs from historical estimates or other information becomes available. Reserves for future warranty claims and service, including those associated with acquired operations, totaled $25.0 million and $25.7 million at March 31, 2005 and December 31, 2004, respectively, of which $5.5 million and $6.0 million was classified as noncurrent liabilities at March 31, 2005 and December 31, 2004, respectively, in the balance sheets. The following table presents changes in the warranty reserves from December 31, 2004:

March 31,
2005
Warranty reserve, beginning of period	$25,667
Reserves established	1,481
Reserves utilized	(1,876)
Other adjustments	(229)

Warranty reserve, end of period	$25,043

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following tables highlight the financial information, stated both as dollar amounts and as percentage, which is discussed in greater detail below:

	Three Months Ended March 31,
		RESTATED
		(See Note 2)	Fav/(Unfav)	Fav/(Unfav)
	2005	2004	Change	Change %
NET SALES	$466,372	$433,841	$32,531	7.5%

COST OF SALES	292,268	271,975	(20,293)	-7.5%

GROSS PROFIT	174,104	161,866	12,238	7.6%

EXPENSES:
Distribution expenses	18,890	17,966	(924)	-5.1%
Selling, administrative and retail store expenses	141,983	131,949	(10,034)	-7.6%
Interest expense — net	4,951	4,102	(849)	-20.7%
Other income	(1,433)	(718)	715	99.6%

Total expenses	164,391	153,299	(11,092)	-7.2%

INCOME BEFORE INCOME TAXES	9,713	8,567	1,146	13.4%

PROVISION FOR INCOME TAXES	3,506	3,068	(438)	-14.3%

NET INCOME	$6,207	$5,499	$708	12.9%

Results of Operations (Continued)

	Three Months Ended March 31,
		RESTATED
		(See Note 2)
	2005	2004
NET SALES	100.0%	100.0%

COST OF SALES	62.7%	62.7%

GROSS PROFIT	37.3%	37.3%

EXPENSES:
Distribution expenses	4.0%	4.1%
Selling, administrative and retail store expenses	30.4%	30.4%
Interest expense — net	1.1%	1.0%
Other income	-0.3%	-0.2%

Total expenses	35.2%	35.3%

INCOME BEFORE INCOME TAXES	2.1%	2.0%

PROVISION FOR INCOME TAXES	0.8%	0.7%

NET INCOME	1.3%	1.3%

Introduction

     The Company is one of the nation’s largest independent marketers of tires for the automotive replacement market. The Company has determined that its operating activities consist of two reportable operating segments: the Company’s Retail Division and the Company’s Wholesale Division. The Company operates and acts as a franchisor of retail tire and automotive service centers throughout the entire United States under the trade names Tire Kingdom, Merchant’s Tire & Auto Centers, National Tire & Battery and Big O Tires. The Company’s wholesale customers include retailers and other wholesalers, primarily in the United States, Canada and Mexico. As of March 31, 2005, the Company had a total of 1,172 retail locations consisting of 609 Company-operated and 563 franchised stores.

     The following discussion should be read in conjunction with the consolidated historical financial statements, including the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

Restatement

     During the second quarter of 2004, but effective on January 1, 2004, the Company changed its inventory costing method from the last-in, first-out (“LIFO”) to first-in, first-out (“FIFO”). The method was changed to obtain a more current inventory valuation at period end, to achieve a better matching of revenues and expenses and to move to one method of inventory valuation on a Company-wide basis. In addition, since costing for retail inventories has historically been on the FIFO method, as this segment grows, continuing liquidation of LIFO layers would have resulted in any event. Principally, the wholesale segment historically used the LIFO method for its inventory, which represents approximately 45% of the Company’s inventories, with the remaining inventories valued on a FIFO basis. The Company has applied this change retroactively by restating its previously issued financial statements as required by Accounting Principles Board No. 20, “Accounting Changes.” The effect of the change on the previously reported net income and earnings per share are reflected in the table below (in thousands):

	As
	Previously		As
	Reported	Adjustment	Restated
Net income
Three months ended March 31, 2004	$5,977	$(478)	$5,499

Basic earnings per share
Three months ended March 31, 2004	$0.27	$(0.02)	$0.25

Diluted earnings per share
Three months ended March 31, 2004	$0.26	$(0.02)	$0.24

Financial Condition

     At March 31, 2005, the Company’s financial position and liquidity were strong, with working capital of $139.5 million and stockholders’ equity of $312.5 million. During the first quarter of 2005, total cash generated by operating activities totaled $11.8 million and the net amount owed to banks and vendors (consisting of the combined balances of cash and cash equivalents, outstanding checks, notes payable to banks, and accounts payable) increased by $32.7 million from December 31, 2004 to March 31, 2005. Consequently, the Company was able to fund federal and state tax payments of $20.0 million and capital expenditures totaling $3.9 million during the first quarter of 2005. Capital expenditures, including those during the current quarter have historically been primarily for equipment and tire molds. The Company anticipates expending approximately $25.0 million in capital expenditures in 2005.

     Current accounts and notes receivable increased by $15.1 million and inventories increased by $6.3 million compared to the December 31, 2004 levels, due largely to seasonal fluctuations. The number of days of sales in accounts receivable and number of days inventory on hand increased approximately 3 days at March 31, 2005 compared to their levels at the end of 2004. The increases are primarily attributable to extended payment programs offered by the Company’s wholesale segment during the first quarter of 2005.

Consolidated Results of Operations

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

     Net sales (which equals revenues from sales of products and mechanical services, plus franchise and royalty fees, less estimated returns, allowances and customer rebates) increased $32.5 million, or 7.5%, during the first quarter of 2005, compared to the first quarter of 2004, including a $10.0 million, or 3.5%, increase for the retail segment and a $22.5 million, or 14.9%, increase for the wholesale segment. The $10.0 million increase in retail net sales during the first quarter of 2005 included a $20.1 million gain in service revenues at Company-operated stores offset by a $6.9 million decrease in tire sales and a $3.2 million decrease primarily related to sales of products other than tires. The 20.8% increase in service revenues as compared to the first quarter of 2004 was mainly attributable to aggressive advertising in order to expand higher-margin service sales. The decrease in retail tire sales dollars was principally due to a 3.6% decrease in retail unit volume and a 0.3% decrease in the average retail tire sales price due to product mix changes towards lower-priced private and exclusive branded tire products, which was offset by the pass-through of supplier cost increases. At the end of March 2005, the Company had 13, or 2.2%, more Company-operated stores and 8, or 1.4%, less franchised stores than at March 31, 2004. Net sales within the wholesale segment increased $22.5 million, or 14.9%, which was due to an increase in total unit tire volume of 8.8% coupled with an increase in average tire sales prices of 6.2%. The increase in average tire sales prices was due to the pass-through of price increases from suppliers and a favorable shift in the product mix toward specialty tire products.

     The percentage of total sales attributable to tires declined from 75.2% in the first quarter of 2004 to 73.2% for the first quarter of 2005, due to the impact of service revenues contributed by the Company-operated retail stores. Total unit tire volume in the first quarter of 2005 increased 3.1% compared to the first quarter of 2004 primarily due to increases in the wholesale segment. Unit tire shipments for the replacement tire industry as a whole increased approximately 1.7% in the first quarter of 2005 (based on preliminary data as of March 2005). Additionally, the average tire sales price for the Company as a whole increased 1.6% compared to the first quarter of 2004.

     Gross profit increased $12.2 million from $161.9 million, or 37.3% of net sales in the first quarter of 2004 to $174.1 million, or 37.3% of net sales in the first quarter of 2005. As a percentage of sales, gross profit remained flat compared to the first quarter of 2004 reflecting an increase in higher-margin mechanical services and private brand expansion in the Company’s retail segment and offset by the increased contribution by the Company’s wholesale segment. Gross profit percentages on sales by the Company’s retail and wholesale segments increased from 49.7% and 14.1%, respectively, in the first quarter of 2004 to 50.8% and 14.6%, respectively, in the current quarter.

     Distribution expenses increased $0.9 million from $18.0 million, or 4.1% of net sales in the first quarter of 2004 to $18.9 million, or 4.0% of net sales in the current quarter. The increase in dollars was primarily due to the increased tire unit volume and higher fuel prices, which were offset by the Company’s ability to leverage its fixed costs due to the increased sales volume.

     Selling, administrative and retail store expenses increased by $10.0 million from $131.9 million, or 30.4% of net sales in the first quarter of 2004 to $142.0 million, or 30.4% in the current quarter. The increase in dollars was principally due to the addition of 13 Company-operated retail stores as compared to the first quarter of 2004, approximately $3.0 million in incremental advertising expenses related to the aggressive promotion of the Company’s mechanical service offerings and $0.8 million in consulting fees related to the on-going assessment, documentation and testing of the Company’s internal control environment as required by Section 404 of the Sarbanes-Oxley Act.

     Net interest expense increased by $0.8 million, or 20.7%, in the first quarter of 2005 compared to the first quarter of 2004. The increase was due principally to an increase in average borrowing rates. The weighted average borrowing rates in the current quarter were approximately 90 basis points higher than in the first quarter of 2004 due principally to increases in the prime rate.

     Net other income in the first quarter of 2005 increased by $0.7 million compared to the first quarter of 2004. The increase is principally due to the equity earnings in a joint venture during the first quarter of 2005 as compared to the first quarter of 2004. Net other income consisted primarily of the Company’s equity interest in joint ventures and net gains and/or losses on sales of assets and miscellaneous other income and expense items.

     The Company recorded tax provisions of $3.5 million and $3.1 million in the first quarter of 2005 and 2004, respectively. The Company’s effective tax rate was 36.1% in the current quarter, compared to 35.8% in the first quarter of 2004. The Company expects its effective tax rate to increase; however, the actual rate will depend on a number of factors, including the amount of pre-tax income by jurisdiction and any incremental tax savings initiatives that might be identified and implemented.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to certain financial market risks. The most predominant of these risks is the fluctuation in interest rates associated with bank borrowings, since changes in interest expense affect the Company’s operating results. At March 31, 2005, the Company owed a total of $171.4 million to banks under its credit facilities, of which $161.4 million was not hedged by interest-rate swap agreements and was thus subject to market risk for a change in interest rates. If interest rates increase by 25 basis points, the Company’s annual interest expense would increase by approximately $0.4 million based on the outstanding balance, which was not hedged at March 31, 2005. At March 31, 2005, the fair market value of the interest rate swap was $0.2 million, which is recorded as a component of other current liabilities.

     The Company has no significant foreign currency translation risks associated with its sales to customers located outside the United States since these sales are made and settled in U.S. dollars. The Company does have significant risk in foreign currency translation associated with its share of earnings and losses from certain equity investments.

Item 4. Controls and Procedures

     The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

     During the quarter ended March 31, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

     (a) Exhibits – see Index to Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TBC CORPORATION
May 10, 2005	By	/s/ Thomas W. Garvey
Thomas W. Garvey
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description
(10)	MATERIAL CONTRACTS

Management Contracts and Compensatory Plans or Arrangements

10.1	TBC Corporation Deferred Compensation Plan for Directors (Effective January 1, 1989 and Amended Effective July 1, 1992 and March 2, 2005) was filed as Exhibit 10.1 to the TBC Corporation Current Report on Form 8-K dated March 31, 2005 and is incorporated herein by reference.

10.2	Stock Option granted to Lawrence C. Day on March 29, 2005.

10.3	Grant of Restricted Shares to Lawrence C. Day, dated March 29, 2005.

(31)	RULE 13a-14(a) / 15d-14(a) CERTIFICATIONS

31.1	Certification by Lawrence C. Day pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by Thomas W. Garvey pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934

(32)	SECTION 1350 CERTIFICATIONS

32.1	Certification by Lawrence C. Day pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Thomas W. Garvey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002