Form 10-Q
period 2005-06-30
TBC CORP
filed 2005-08-15
CIK 718449

CONFORMED

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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
Registrant’s telephone number, including area code: (561) 227-0955
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☑ No ☐
22,470,000 Shares of Common Stock were outstanding as of June 30, 2005.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TBC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
ASSETS

		Restated
		(See Note 2)
	June 30,	December 31,
	2005	2004
CURRENT ASSETS:

Cash and cash equivalents	$1,435	$2,832
Accounts and notes receivable, less allowance for doubtful accounts of $9,948 on June 30, 2005 and $9,307 on December 31, 2004:
Related parties	22,965	32,149
Other	129,806	117,812

Total accounts and notes receivable	152,771	149,961

Inventories	299,420	291,745
Deferred income taxes	26,705	24,790
Refundable federal and state income taxes	697	—
Other current assets	14,134	19,270

Total current assets	495,162	488,598

PROPERTY, PLANT AND EQUIPMENT, AT COST:

Land and improvements	7,794	10,400
Buildings and leasehold improvements	109,864	110,478
Furniture and equipment	109,512	105,232

	227,170	226,110
Less accumulated depreciation	85,236	73,662

Total property, plant and equipment	141,934	152,448

TRADEMARKS, NET	15,824	15,824

GOODWILL, NET	168,641	168,552

OTHER ASSETS	43,219	39,331

TOTAL ASSETS	$864,780	$864,753

See accompanying notes to consolidated financial statements.

TBC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

		Restated
		(See Note 2)
	June 30,	December 31,
	2005	2004
CURRENT LIABILITIES:
Outstanding checks, net	$10,851	$30,368
Accounts payable, trade	122,164	128,656
Notes payable to banks	80,705	41,013
Current portion of long-term debt and capital lease obligations	16,330	41,216

Federal and state income taxes payable	—	17,790
Accrued warranty reserves	19,501	19,667
Other current liabilities	81,311	71,278

Total current liabilities	330,862	349,988

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	164,338	167,349

NONCURRENT LIABILITIES	36,056	34,383

DEFERRED INCOME TAXES	10,931	10,366

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.10 par value, shares issued and outstanding - 22,470 on June 30, 2005 and 22,312 on December 31, 2004	2,247	2,231
Additional paid-in capital	30,561	28,882
Deferred compensation	(1,116)	(789)
Accumulated other comprehensive loss	(1,149)	(1,570)
Retained earnings	292,050	273,913

Total stockholders’ equity	322,593	302,667

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$864,780	$864,753

See accompanying notes to consolidated financial statements.

TBC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		RESTATED		RESTATED
		(See Note 2)		(See Note 2)
	2005	2004	2005	2004
NET SALES*	$482,375	$456,490	$948,747	$890,331

COST OF SALES	299,768	282,260	592,036	555,084

GROSS PROFIT	182,607	174,230	356,711	335,247

EXPENSES:
Distribution expenses	19,274	17,819	38,164	34,936
Selling, administrative and retail store expenses	140,917	137,979	283,109	270,083
Interest expense — net	5,032	5,103	9,983	9,205
Other income	(1,585)	(653)	(3,018)	(1,371)

Total expenses	163,638	160,248	328,238	312,853

INCOME BEFORE INCOME TAXES	18,969	13,982	28,473	22,394

PROVISION FOR INCOME TAXES	6,905	4,951	10,336	7,963

NET INCOME	$12,064	$9,031	$18,137	$14,431

EARNINGS PER SHARE -
Basic	$0.54	$0.41	$0.81	$0.65

Diluted	$0.52	$0.39	$0.78	$0.62

Weighted Average Common Shares Outstanding -
Basic	22,461	22,204	22,408	22,112
Diluted	23,418	23,329	23,402	23,292

*	Including sales to related parties of $22,941 and $27,352 and $50,665 and $52,613 for three and six months ended June 30, 2005 and 2004, respectively.
See accompanying notes to consolidated financial statements.

TBC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

				Accumulated
				Compre-				Total
	Common Stock		Additional	hensive		Restated		Compre-
	Number of		Paid-In	Income	Deferred	Retained		hensive
	Shares	Amount	Capital	(Loss)	Compensation	Earnings	Total	Income
BALANCE, DECEMBER 31, 2003 AS PREVIOUSLY REPORTED	21,905	$2,190	$23,898	$(1,637)	$—	$238,657	$263,108

Opening retained earnings change for restatement (See Note 2)	—	—	—	—	—	(1,940)	(1,940)
Net income for period (restated)	—	—	—	—	—	14,431	14,431
Issuance of common stock under stock option and incentive plans net of amortization of deferred compensation	340	34	2,789	—	(425)	—	$2,398
Tax benefit from exercise of stock options	—	—	1,490	—	—	—	1,490
Deferred compensation	—	—	—	—	—	—	—

Comprehensive income:
Net income (restated)							—	$14,431
Interest rate swap agreement, net of tax	—	—	—	77	—	—	77	77
Foreign currency translation adjustment	—	—	—	170	—	—	170	170

Other comprehensive income								247

Total comprehensive income (restated)								$14,678

BALANCE, JUNE 30, 2004, AS RESTATED	22,245	$2,224	$28,177	$(1,390)	$(425)	$251,148	$279,734

BALANCE, DECEMBER 31, 2004 AS PREVIOUSLY REPORTED	22,312	$2,231	$28,882	$(1,570)	$(789)	$276,255	$305,009
Opening retained earnings change for restatement (See Note 2)	—	—	—	—	—	(2,342)	(2,342)
Net income for period	—	—	—	—	—	18,137	18,137
Issuance of common stock under stock option and incentive plans, net of amortization of deferred compensation	158	16	1,596	—	(415)	—	1,197
Tax benefit from exercise of stock options	—	—	83	—	—	—	83
Deferred compensation	—	—	—	—	88	—	88

Comprehensive income:
Net income							—	$18,137
Interest rate swap agreement, net of tax	—	—	—	139	—	—	139	138
Foreign currency translation adjustment	—	—	—	282	—	—	282	282
Other comprehensive income								420

Total comprehensive income								$18,557

BALANCE, JUNE 30, 2005	22,470	$2,247	$30,561	$(1,149)	$(1,116)	$292,050	$322,593

See accompanying notes to consolidated financial statements.

TBC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
		RESTATED
		(See Note 2)
	2005	2004
Operating Activities:
Net income	$18,137	$14,431
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	13,795	13,546
Amortization of intangible assets	159	36
Amortization of deferred financing costs	933	983
Amortization of other deferred compensation	156	119
Provision for doubtful accounts and notes	2,709	2,327
Gain on sale of fixed assets	(236)	73
Deferred income taxes	(1,364)	649
Equity in net earnings from joint ventures	(2,560)	(635)
Changes in operating assets and liabilities net of effect of assets acquired:
Receivables	(5,608)	(33,044)
Inventories	(7,674)	(26,759)
Other current assets	5,389	(3,986)
Other assets	(1,878)	(1,647)
Accounts payable, trade	(6,068)	(3,449)
Federal and state income taxes refundable or payable	(18,404)	3,056
Other current liabilities	9,866	4,035
Noncurrent liabilities	1,674	3,373

Net cash provided by (used in) operating activities	9,026	(26,892)

Investing Activities:
Purchase of property, plant and equipment	(9,070)	(14,292)
Investments in joint ventures, net of distributions received	—	(797)
Proceeds from asset dispositions	5,174	242

Net cash used in investing activities	(3,896)	(14,847)

Financing Activities:
Net bank borrowings under short-term borrowing arrangements	39,692	44,700
(Decrease) increase in outstanding checks, net	(19,519)	7,640
Payments of long-term debt and capital lease obligations	(27,897)	(12,196)
Payments to secure credit facility	—	(18)
Issuance of common stock under stock incentive plans	1,197	2,398

Net cash (used in) provided by financing activities	(6,527)	42,524

(Decrease) increase in cash and cash equivalents	(1,397)	785
Cash and cash equivalents:
Balance — Beginning of year	2,832	2,645

Balance — End of period	$1,435	$3,430

(Continued)

TBC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
		Restated
		(See Note 2)
	2005	2004
Supplemental Disclosures of Cash Flow Information:
Cash paid for — Interest	$9,695	$8,109
Cash paid for — Income taxes	29,478	4,040

Supplemental Disclosures of Non-Cash Financing Activity:
Tax benefit from exercise of stock options	$83	$1,490
Issuance of restricted stock under stock incentive plan, net	495	425
See accompanying notes to consolidated financial statements.

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
          The December 31, 2004 condensed consolidated balance sheet has been restated as discussed in Note 2 “Restatement” of this Form 10-Q. The condensed consolidated balance sheet, statement of income, stockholders’ equity and cash flow for the period ended June 30, 2005 have been prepared by the Company without audit. The restated consolidated statements of income, stockholders’ equity and cash flow, as discussed in Note 2 “Restatement” of this Form 10Q, for the period ended June 30, 2004, have been prepared by the Company, without audit. It is Management’s opinion that these statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2005 and for all periods presented. Additionally, certain previously reported amounts have been reclassified to conform to the current financial statement presentation with no impact on previously reported net income or stockholders’ equity. The revised classification amounts were comprised of a change between distribution expenses and cost of sales for the three and six months ended June 30, 2004. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. Actual results could differ from those estimates.
          The Company’s 2004 Annual Report on Form 10-K/A includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements. The reader of this Form 10-Q may wish to refer to Company’s 2004 Annual Form 10-K/A for the summary of significant accounting policies, which were unaffected by the restatement discussed below, as well as certain other footnote disclosures and information normally included in financial statements prepared in accordance with generally accepted accounting principles, which have been condensed or omitted for the purposes of this quarterly report. The Company will amend the Form 10-K/A for the fiscal year ended December 31, 2004 to restate the financial statements contained therein to correct the accounting for acquired leases and asset retirement obligations as discussed in Note 2 “Restatement”.

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Restatement
          The Company has reviewed its lease-related accounting policies pertaining to acquired leases and determined that it should correct its computation of straight-line rent expense, the related deferred rent liability and goodwill. Historically, when accounting for leases acquired as part of purchase business combinations, the Company evaluated the lease term in order to determine the period over which to record straight-line rents. After performing this assessment, the Company had recorded a deferred rent liability at the date of acquisition. The Company has now determined that it should have eliminated the deferred rent liability on its acquired leases and recorded leases at their fair values. Consequently, the Company’s straight-line rent expense for the years ended December 31, 2000 through 2004 and the first quarter of 2005 was understated. Accordingly, previously reported retained earnings as of December 31, 2004 has been decreased by $2.0 million.
          In conjunction with the aforementioned restatement, the Company recorded an asset retirement obligation in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). The Company has determined that certain leases require that the premises be returned to its original condition, reflecting normal wear and tear, upon lease termination. As a result, the Company will incur costs at the lease termination. SFAS No. 143 requires that these costs be recorded at their fair value at lease inception. SFAS No. 143 was effective for periods beginning January 1, 2003 with the impact at adoption being reported as a cumulative effect of a change in an accounting principle. Accordingly, previously reported retained earnings as of December 31, 2004 has been decreased by $0.3 million for this matter.
          The effect of the correction on the previously reported results of operations and earnings per share are reflected in the table below (in thousands):

			Asset
	As	Straight-line	Retirement
	Previously	Rent	Obligation	As
	Reported	Adjustment	Adjustment	Restated
Selling, administrative and retail store expenses
Three months ended June 30, 2004	$137,824	$131	$24	$137,979
Six months ended June 30, 2004	$269,773	$262	$48	$270,083

Net income
Three months ended June 30, 2004	$9,131	$(85)	$(15)	$9,031
Six months ended June 30, 2004	$14,630	$(169)	$(30)	$14,431

Basic earnings per share
Three months ended June 30, 2004	$0.41	$—	$—	$0.41
Six months ended June 30, 2004	$0.66	$(0.01)	$—	$0.65

Diluted earnings per share
Three months ended June 30, 2004	$0.39	$—	$—	$0.39
Six months ended June 30, 2004	$0.63	$(0.01)	$—	$0.62

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Restatement (Continued)
          The impact of the restatement on the condensed consolidated balance sheet as of December 31, 2004 is summarized below (in thousands):

			Asset
	As	Straight-line	Retirement
	Previously	Rent	Obligation	As
	Reported	Adjustment	Adjustment	Restated
Property, Plant and Equipment, net	$152,173	$—	$275	$152,448
Goodwill, net	180,353	(11,962)	161	168,552
Total assets	876,279	(11,962)	436	864,753

Noncurrent liabilities	43,320	(9,939)	1,002	34,383
Deferred income taxes	10,613	23	(270)	10,366

Retained earnings	276,255	(2,046)	(296)	273,913

Total liabilities and stockholders’ equity	876,279	(11,962)	436	864,753
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

	June 30,		June 30,
	2005	2004	2005	2004
Weighted average common shares outstanding	22,461	22,204	22,408	22,112

Common share equivalents*	957	1,125	994	1,180

Weighted average common shares and equivalents outstanding	23,418	23,329	23,402	23,292

*	The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 460,985 and 378,423 shares of common stock were anti-dilutive and outstanding during the three and six months ended June 30, 2005 and 2004, respectively.

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
          The Company evaluates the performance of its two segments based on earnings before interest, taxes, depreciation and amortization (“EBITDA”). Net sales by the wholesale segment to the retail segment are eliminated in consolidation and totaled $63.2 million and $114.8 million and $67.6 million and $120.4 million for the three and six months ended June 30, 2005 and 2004, respectively. Such intersegment sales had no effect on the EBITDA of the individual reporting segments.

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Segment Information (continued)
Segment information for the three and six months ended June 30, 2005 and 2004 are as follows (in thousands):

	Retail	Wholesale	Total
Period Ended June 30, 2005

Total assets	$589,233	$275,547	$864,780
Operating results -

Net sales to external customers
Three months ended	315,303	167,072	482,375
Six months ended	608,463	340,284	948,747

Three months ended EBITDA reconciliation -
EBITDA	19,642	11,304	30,946
Depreciation and amortization of intangibles			6,945
Interest expense, net			5,032

Income before income taxes			$18,969

Six months ended EBITDA reconciliation -
EBITDA	32,510	19,900	52,410
Depreciation and amortization of intangibles			13,954
Interest expense, net			9,983

Income before income taxes			$28,473

Period Ended June 30, 2004 (Restated — See Note 2)

Total assets	$548,942	$290,984	$839,926
Operating results -
Net sales to external customers
Three months ended	298,755	157,735	456,490
Six months ended	584,371	305,960	890,331

Three months ended EBITDA reconciliation -
EBITDA	15,330	10,584	25,914
Depreciation and amortization of intangibles			6,829
Interest expense, net			5,103

Income before income taxes			$13,982

Six months ended EBITDA reconciliation -
EBITDA	27,908	17,273	45,181
Depreciation and amortization of intangibles			13,582
Interest expense, net			9,205

Income before income taxes			$22,394

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Stock Option and Incentive Plans
          The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Accordingly, no compensation expense has been recognized for the stock options granted in the periods ended June 30, 2005 and 2004. Using fair value assumptions specified in SFAS No. 123, the weighted average per share values of options granted during the six months ended June 30, 2005 and 2004 were $6.11 and $11.66, respectively. Had compensation cost for such option grants been determined using such assumptions, results for the three and six months ended June 30, 2005 and 2004 would have been as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		RESTATED		RESTATED
		(See Note 2)		(See Note 2)
	2005	2004	2005	2004
Net income, as reported	$12,064	$9,031	$18,137	$14,431

Add: Stock-based compensation included in reported net income, net of tax effects	44	38	87	74

Less: Total stock-based compensation expense determined using fair value assumptions, net of tax effects	(956)	(814)	(1,773)	(1,539)

Pro forma net income	$11,152	$8,255	$16,451	$12,966

Earnings per share:
Basic — as reported	$0.54	$0.41	$0.81	$0.65

— pro forma	$0.50	$0.37	$0.73	$0.59

Diluted — as reported	$0.52	$0.39	$0.78	$0.62

— pro forma	$0.48	$0.35	$0.70	$0.56

          The fair value of each option granted in the first half of 2005 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield of 0%; expected lives of 4.0 and 5.0 years for 2005 and 2004, respectively; and interest rates based on risk-free governmental issues with maturities equal to the expected term of the option. The expected volatility percentages used for options granted during the first six months of 2005 and 2004 were 36.5% and 38.0%, respectively.

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Stock Option and Incentive Plans (Continued)
          In December 2004, the FASB issued FASB Statement No. 123(R), “Accounting for Stock-Based Compensation.” The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, typically the vesting period. For public entities, the revised statement indicated an effective date as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, the Securities and Exchange Commission (the “Commission”) announced on April 14, 2005 a new rule, which allows companies to implement FASB Statement No. 123(R) at the beginning of the next fiscal year. The Company intends to adopt Statement No. 123(R) in compliance with the revised implementation date on January 1, 2006.
6. Variable Interest Entities
          In January 2003 and December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R provide guidance on the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (VIE’s), by the primary beneficiary of the entity and also require certain disclosures by primary beneficiaries and other significant variable interest holders. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. In applying FIN 46 for purposes of determining whether an entity is a VIE, the Company has reviewed arrangements created after that date in which it has: 1) an economic interest in an entity or obligations to that entity; 2) issued guarantees related to the liabilities of an entity; 3) transferred assets to an entity; 4) managed the assets of an entity; or 5) leased assets from an entity or provided that entity with financing. As of June 30, 2005, the Company has identified one hundred twenty-eight (128) retail stores operated by Big O Tires franchisees that meet the VIE conditions due to lending, leasing or guarantee arrangements. These stores make retail tire sales and provide automotive services to consumers under the trade name of Big O Tires (“Big O”) through franchise agreements entered into with the Company’s subsidiary. Under the franchise agreements, Big O sells private-branded and other tires to the franchised stores and receives a 2% royalty on all revenues of the stores. As of June 30, 2005, the Company’s subsidiary had extended loans in the aggregate of $8.0 million, entered into leasing or subleasing arrangements for minimum payments totaling $33.9 million, and guaranteed loans or leases on behalf of these franchisees totaling $2.2 million. During the first six months of 2005, Big O recorded product sales of $16.9 million and royalty fee revenues of $1.3 million related to these 128 franchised stores. During the first six months of 2005, the stores themselves reported to Big O that they had retail sales totaling $64.3 million. The 128 retail stores are owned and/or operated by numerous entities and persons. The process of obtaining complete financial information for the stores was a lengthy one and in some instances the Company was unable to obtain certain financial information. In some instances, the Company evaluated these stores based on their economic characteristics and made certain assumptions in instances where financial information was not available. Based on these evaluations, at June 30, 2005, the Company was the primary beneficiary of four VIEs. However, the consolidation of those entities for which the Company is the primary beneficiary would not have a material impact on the Company’s consolidated financial statements and therefore, the four entities are not included in the consolidated results of operations of the Company for the six months ended June 30, 2005.

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
          Prior to the effective date of EITF 02-16, the Company entered into numerous multi-year supply agreements. Consistent with EITF 02-16, the Company continued accounting for these agreements under its historical method of recognizing the vendor allowances based on the Company’s fulfillment of the related obligations of the agreement. In the second quarter of 2004, the Company entered into a new supply agreement with one of its major vendors. As required by EITF 02-16, the Company began capitalizing a portion of the allowances afforded it under this new agreement. Earnings during the three and six months ended June 30, 2005 reflect the negative impact of EITF 02-16 of $40,000 with no impact to diluted earnings per share and $160,000 or $0.01 diluted earnings per share, respectively. The three and six months ended June 30, 2004 reflect the negative impact of EITF 02-16 of $3.0 million or $0.08 diluted earnings per share. In addition, during the three and six months ended June 30, 2004, the Company reclassified $0.7 million and $2.0 million, respectively, of certain vendor allowances previously classified in selling, general and administrative expenses to properly record these as cost of goods sold in accordance with EITF 02-16 with no impact on net income.
8. Goodwill and Intangible Assets
The component of Goodwill by segments are listed below (in thousands):

		RESTATED
		(See Note 2)
	June 30,	December 31,
	2005	2004
Goodwill
Retail segment	$163,026	$163,026
Wholesale segment	5,615	5,526

Total goodwill	$168,641	$168,552

          The net increase in goodwill reflects an increase of $89,000 pertaining to the acquisition of the assets and certain liabilities of Southwest Tire and Supply, which was acquired by the Company in October of 2004. In connection with the acquisition of Southwest Tire and Supply, the Company continues to evaluate purchase costs allocated to the assets acquired. The Company may, from time to time, adjust the carrying value of these assets as more accurate information regarding these values becomes available. These adjustments have no impact on the Company’s cash flows but may alter the carrying value of the assets as reflected in the accompanying balance sheet.

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Goodwill and Intangible Assets (Continued)
          Indefinite-lived intangible assets were $0.4 million and $0.5 million at June 30, 2005 and December 31, 2004, respectively. Gross definite-lived intangible assets comprised of customer lists and non-compete agreements were $485,000 at June 30, 2005 and December 31, 2004 with related accumulated amortization of $165,000 and $139,000 at June 30, 2005 and December 31, 2004, respectively, were included in other assets in the Consolidated Balance Sheets. Amortization of definite-lived intangible assets was $7,000 and $18,000 during the quarter ended June 30, 2005 and 2004. The estimated future amortization expense related to definite-lived intangible assets at June 30, 2005 is $74,000, $42,000, $37,000, $37,000 and $37,000 for 2005, 2006, 2007, 2008 and 2009, respectively.
9. Warranty Reserves
          The costs of anticipated adjustments for workmanship and materials that are the responsibility of the Company are estimated based on historical experience and charged against earnings currently. Management reviews these estimates on a regular basis and adjusts the warranty provisions as actual experience differs from historical estimates or other information becomes available. Reserves for future warranty claims and service, including those associated with acquired operations, totaled $25.0 million and $25.7 million at June 30, 2005 and December 31, 2004, respectively, of which $5.5 million and $6.0 million were classified as noncurrent liabilities at June 30, 2005 and December 31, 2004, respectively, in the balance sheets. The following table presents changes in the warranty reserves from December 31, 2004:

June 30,
2005
Warranty reserve, beginning of period	$25,667
Reserves established	(14)
Reserves utilized	(677)
Other adjustments	—

Warranty reserve, end of period	$24,976

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Notes Payable to Banks and Long-Term Debt
          On June 17, 2005, the Company executed a new borrowing agreement with a group of 12 banks (“New Credit Facility”), which replaced its existing bank borrowing facilities. The New Credit Facility includes a term loan facility and a revolving loan facility, both of which mature on June 17, 2010. The revolving loan facility allows the Company to borrow up to $225 million, with the option to increase that amount by an additional $75 million. Interest under each of the new facilities is at the eurodollar rate plus a variable rate between 0.875% and 1.75% dependent on the Company’s leverage ratio. The New Credit Facility is collateralized by substantially all of the Company’s assets and contains certain cross-default provisions in conjunction with the long-term Senior Notes described below. The New Credit Facility requires the payment of certain commitment and administrative fees and contains certain financial covenants dealing with, among other things, the Company’s funded indebtedness, leverage, fixed charge coverage ratio, accounts receivable and inventories. The New Credit Facility also includes certain restrictions which affect the Company’s ability to incur additional debt, make certain investments, sell or place liens upon assets and provide guarantees.
          On June 17, 2005, the agreements under which the Company’s Series B, C and D Senior Notes were issued were amended to modify the interest rates payable thereunder and, among other things, incorporate all of the financial covenants and restrictions contained in the New Credit Facility. The Company’s obligations under the Senior Notes are collateralized by substantially all of the Company’s assets, with principal payments required to be made semi-annually and interest payable quarterly.
          The Company was in compliance with all of its borrowing covenants as of June 30, 2005. A total of $80.7 million was borrowed and $122.9 million was available for borrowing under the bank revolving loan facility at June 30, 2005. The combined weighted average interest rate on both short-term and long-term average borrowings at June 30, 2005 and 2004 was 6.95% and 5.92%, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
          The following tables highlight the financial information, stated both as dollar amounts and as percentage, which is discussed in greater detail below:

	Three Months Ended June 30,
		RESTATED
		(See Note 2)	Fav/(Unfav)	Fav/(Unfav)
	2005	2004	Change	Change %
NET SALES	$482,375	$456,490	$25,885	5.7%

COST OF SALES	299,768	282,260	(17,508)	-6.2%

GROSS PROFIT	182,607	174,230	8,377	4.8%

EXPENSES:
Distribution expenses	19,274	17,819	(1,455)	-8.2%
Selling, administrative and retail store expenses	140,917	137,979	(2,938)	-2.1%
Interest expense — net	5,032	5,103	71	1.4%
Other income	(1,585)	(653)	932	142.7%

Total expenses	163,638	160,248	(3,390)	-2.1%

INCOME BEFORE INCOME TAXES	18,969	13,982	4,987	35.7%

PROVISION FOR INCOME TAXES	6,905	4,951	(1,954)	-39.5%

NET INCOME	$12,064	$9,031	$3,033	33.6%

Results of Operations (Continued)

	Six Months Ended June 30,
		RESTATED
		(See Note 2)	Fav/(Unfav)	Fav/(Unfav)
	2005	2004	Change	Change %
NET SALES	$948,747	$890,331	$58,416	6.6%

COST OF SALES	592,036	555,084	(36,952)	-6.7%

GROSS PROFIT	356,711	335,247	21,464	6.4%

EXPENSES:
Distribution expenses	38,164	34,936	(3,228)	-9.2%
Selling, administrative and retail store expenses	283,109	270,083	(13,026)	-4.8%
Interest expense — net	9,983	9,205	(778)	-8.5%
Other income	(3,018)	(1,371)	1,647	120.1%

Total expenses	328,238	312,853	(15,385)	-4.9%

INCOME BEFORE INCOME TAXES	28,473	22,394	6,079	27.1%

PROVISION FOR INCOME TAXES	10,336	7,963	(2,373)	-29.8%

NET INCOME	$18,137	$14,431	$3,706	25.7%

Results of Operations (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
		RESTATED		RESTATED
		(See Note 2)		(See Note 2)
	2005	2004	2005	2004
NET SALES	100.0%	100.0%	100.0%	100.0%

COST OF SALES	62.1%	61.8%	62.4%	62.3%

GROSS PROFIT	37.9%	38.2%	37.6%	37.7%

EXPENSES:
Distribution expenses	4.0%	3.9%	4.0%	3.9%
Selling, administrative and retail store expenses	29.2%	30.2%	29.8%	30.3%
Interest expense — net	1.0%	1.1%	1.1%	1.0%
Other income	-0.2%	-0.1%	-0.3%	0.0%

Total expenses	34.0%	35.1%	34.6%	35.2%

INCOME BEFORE INCOME TAXES	3.9%	3.1%	3.0%	2.5%

PROVISION FOR INCOME TAXES	1.4%	1.1%	1.1%	0.9%

NET INCOME	2.5%	2.0%	1.9%	1.6%

Introduction
          The Company is one of the nation’s largest independent marketers of tires for the automotive replacement market. The Company has determined that its operating activities consist of two reportable operating segments: the Company’s Retail Division and the Company’s Wholesale Division. The Company operates and acts as a franchisor of retail tire and automotive service centers throughout the entire United States under the trade names Tire Kingdom, Merchant’s Tire & Auto Centers, National Tire & Battery and Big O Tires. The Company’s wholesale customers include retailers and other wholesalers, primarily in the United States, Canada and Mexico. As of June 30, 2005, the Company had a total of 1,175 retail locations consisting of 613 Company-operated and 562 franchised stores.
          The following discussion should be read in conjunction with the consolidated historical financial statements, including the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004. The Company will amend Form 10-K/A for the fiscal year ended December 31, 2004 to restate the financial statements contained therein to correct the accounting for acquired leases and asset retirement obligations as discussed below.
Restatement
          Subsequent to the issuance of the Company’s 2004 financial statements, the Company reviewed its lease-related accounting policies pertaining to acquired leases and determined that it should correct its computation of straight-line rent expense, the related deferred rent liability and goodwill. See Note 2 “Restatement” for additional information.
Financial Condition
          On June 17, 2005, the Company executed a new borrowing agreement with a group of 12 banks (“New Credit Facility”), which replaced its existing bank borrowing facilities. The New Credit Facility includes a term loan facility and a revolving loan facility, both of which mature on June 17, 2010. The revolving loan facility allows the Company to borrow up to $225 million, with the option to increase that amount by an additional $75 million. Interest under each of the new facilities is at the eurodollar rate plus a variable rate between 0.875% and 1.75% dependent on the Company’s leverage ratio. The New Credit Facility is collateralized by substantially all of the Company’s assets and contains certain cross-default provisions in conjunction with the long-term Senior Notes described below. The New Credit Facility requires the payment of certain commitment and administrative fees and contains certain financial covenants dealing with, among other things, the Company’s funded indebtedness, leverage, fixed charge coverage ratio, accounts receivable and inventories. The New Credit Facility also includes certain restrictions which affect the Company’s ability to incur additional debt, make certain investments, sell or place liens upon assets and provide guarantees.
          On June 17, 2005, the agreements under which the Company’s Series B,C and D Senior Notes were issued were amended to modify the interest rates payable thereunder and, among other things, incorporate all of the financial covenants and restrictions contained in the New Credit Facility. The Company’s obligations under the Senior Notes are collateralized by substantially all of the Company’s assets, with principal payments required to be made semi-annually and interest payable quarterly.
          The Company was in compliance with all of its borrowing covenants as of June 30, 2005. A total of $80.7 million was borrowed and $122.9 million was available for borrowing under the bank revolving loan facility at June 30, 2005. The combined weighted average interest rate on both short-term and long-term average borrowings at June 30, 2005 and 2004 was 6.95% and 5.92%, respectively.

          At June 30, 2005, the Company’s financial position and liquidity were strong, with working capital of $164.3 million and stockholders’ equity of $322.6 million. During the first six months of 2005, total cash generated by operating activities totaled $9.0 million and the net amount owed to banks and vendors (consisting of the combined balances of cash and cash equivalents, outstanding checks, notes payable to banks, and accounts payable) increased by $15.1 million from December 31, 2004 to June 30, 2005. Consequently, the Company was able to fund federal and state income tax payments of $29.5 million and capital expenditures totaling $9.1 million during the six months ended June 30, 2005. Capital expenditures were primarily for equipment and tire molds. The Company anticipates expending approximately $25.0 million in capital expenditures in 2005.
          Current accounts and notes receivable increased by $2.8 million and inventories increased by $7.7 million compared to the December 31, 2004 levels, due largely to seasonal fluctuations. The number of days of sales in accounts receivable is unchanged and number of days inventory on hand increased approximately 3 days at June 30, 2005 compared to their levels at the end of 2004. The increase in inventory days is due to higher inventories in preparation for the seasonally stronger last half of the year.
Consolidated Results of Operations
Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004 (As Restated)
          Net sales (which equals revenues from sales of products and mechanical services, plus franchise and royalty fees, less estimated returns, allowances and customer rebates) increased 5.7% during the second quarter of 2005 compared to the year-earlier level. The $25.9 million increase in total net sales included a $16.5 million, or a 5.5%, increase for the retail segment and a $9.3 million, or 5.9%, increase for the wholesale segment. Of the $16.5 million gain in retail net sales during the quarter, $9.3 million was due to increased tire sales and the remaining $7.2 million was related to increased service revenues at Company-operated stores and sales of products other than tires. The 6.1% increase in service revenues as compared to the second quarter of 2004 was mainly attributable to the Company’s execution of its strategic initiative of increasing its higher margin service revenues. The increase in retail tire sales dollars was primarily due to a 4.9% increase in the average retail tire sales price due to the pass-through of supplier cost increases and a favorable mix of higher priced performance tires. Net sales within the wholesale segment increased $9.3 million, or 5.9%, which was due to an increase in average tire sales prices of 8.0% which was partially offset by a decline in total unit tire volume of 1.3%. The increase in average tire sales prices was due to the pass-through of cost increases from suppliers and a favorable shift in the product mix toward specialty tire products.
          The percentage of total sales attributable to tires increased from 73.2% in the second quarter of 2004 to 73.6% for the second quarter of 2005, due to the increase in the consolidated average tire sales price of 6.5%, as compared to the second quarter of 2004, which is a result of cost increases from suppliers and favorable changes in the product mix. Total unit tire volume in the second quarter of 2005 was flat compared to the second quarter of 2004 reflective of unfavorable market conditions affecting the retail segment. Unit tire shipments for the replacement tire industry as a whole increased approximately 2.7% in the second quarter of 2005 (based on preliminary data as of June 2005).
          Gross profit increased $8.4 million from $174.2 million, or 38.2% of net sales in the second quarter of 2004 to $182.6 million, or 37.9% of net sales in the second quarter of 2005. The increase in dollars is due to increased sales, which was partially offset by the decline in gross profit as a percent of sales. The decrease in gross profit as a percentage of sales is attributable to the retail segment. Gross profit percentages on sales by the Company’s retail segment decreased from 49.9% in the second quarter of 2004 to 49.1% in the current quarter. This decrease is due to cost increases from suppliers, driven by higher raw material costs, which the Company was unable to entirely pass through to retail customers due to competitive pressures in certain markets. Wholesale margins increased from 16.0% in the year-earlier second quarter to 16.6% in the current quarter. The increase in gross profit margins at the wholesale segment was primarily driven by a favorable shift in the product mix toward specialty tire products.
          Distribution expenses increased $1.5 million from $17.8 million, or 3.9% of net sales in the second quarter of 2004 to $19.3 million, or 4.0% of net sales in the current quarter. The increases were primarily due to higher fuel prices, which were partially offset by the Company’s ability to leverage its fixed costs due to the increased sales volume.
          Selling, administrative and retail store expenses increased by $2.9 million from $138.0 million, or 30.2% of net sales in the second quarter of 2004 to $140.9 million, or 29.2% in the current quarter. The decrease as a percentage of net sales is due to the leveraging of the Company’s fixed cost base as a result of increased sales volume.
          Net interest expense was flat in the second quarter of 2005 compared to the year-earlier level. During the second quarter of 2005 average borrowings decreased $37.3 million as compared to the second quarter of 2004. However, the decrease in borrowing levels was offset by an increase in the weighted average borrowing rate. The weighted average borrowing rate in the current quarter was approximately 120 basis points higher than in the second quarter of 2004 due principally to increases in LIBOR.
          Net other income in the second quarter of 2005 increased by $0.9 million compared to the year-earlier levels. The change in other income was primarily due to an increase in equity earnings in joint ventures of which $0.5 million represents a one-time duty tax refund settlement. Net other income consists primarily of the Company’s equity interest in joint ventures and net gains and/or losses on sales of assets and miscellaneous other income and expense items.
          The Company’s effective tax rate was 36.4% in the current quarter, compared to 35.4% in the second quarter of 2004. The Company expects its effective tax rate to increase during the current year; however, the actual rate will depend on a number of factors, including the amount of pre-tax income by jurisdiction and any incremental tax savings initiatives that might be identified and implemented.
Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004 (As Restated)
          Net sales (which equals revenues from sales of products and mechanical services, plus franchise and royalty fees, less estimated returns, allowances and customer rebates) increased $58.4 million, or 6.6%, during the first six months of 2005, compared to the first six months of 2004, including a $24.1 million or 4.1%, increase for the retail segment and a $34.3 million, or 11.2%, increase for the wholesale segment. Of the $24.1 million gain in retail net sales during the first six months of 2005, $2.3 million was due to increased tire sales and the remaining $21.8 million was related to increased service revenues at Company-operated stores and sales of products other than tires. The 12.8% increase in service revenues as compared to the six months ended June 30, 2004 was mainly attributable to the Company’s execution of its strategic initiative of increasing its higher margin service revenues. The increase in retail tire sales dollars was primarily due to a 2.3% increase in the average retail tire sales price due to the pass-through of supplier cost increases and a favorable mix of higher priced performance tires. Net sales within the wholesale segment increased $34.3 million, or 11.2%, which was due to an increase in total unit tire volume of 3.7%, coupled with an increase in average tire sales prices of 7.0%. The increase in average tire sales prices was due to the pass-through of cost increases from suppliers and a favorable shift in the product mix toward specialty tire products.
The percentage of total sales attributable to tires declined from 74.5% in the first six months of 2004 to 73.6% for the first six months of 2005, due to the impact of service revenues contributed by the

Company-operated retail stores. Total unit tire volume in the first six months of 2005 increased 1.2% compared to the first six months of 2004 primarily due to increases in the wholesale segment. Unit tire shipments for the replacement tire industry as a whole increased approximately 3.1% in the first six months of 2005 (based on preliminary data as of June 2005). Additionally, the average tire sales price for the Company as a whole increased 4.0% compared to the first six months of 2004.
          Gross profit increased $21.5 million from $335.3 million, or 37.7% of net sales in the first six months of 2004 to $356.7 million, or 37.6% of net sales in the first six months of 2005. The increase in dollars is due to increased sales, which was partially offset by the decline in gross profit as a percent of sales. The decrease in gross profit as a percentage of sales is attributable to the increased contribution by the Company’s lower-margin wholesale segment. Gross profit percentages on sales by the Company’s retail segment increased from 49.6% during the six months ended June 30, 2004 to 49.9% during the six months ended June 30, 2005. This increase is due to an increase in higher-margin mechanical services and private brand penetration, which were partially offset by cost increases from suppliers driven by higher raw material costs, which the Company was unable to entirely pass through to retail customers due to competitive pressures in certain markets. Wholesale margins increased from 14.9% in the first half of 2004 to 15.6% during the first half of 2005. The increase in gross profit margins at the wholesale segment was primarily driven by a favorable shift in the product mix toward specialty tire products.
          Distribution expenses increased $3.2 million from $34.9 million, or 3.9% of net sales in the first six months of 2004 to $38.2 million, or 4.0% of net sales in the current six months. The increases were primarily due to higher fuel prices, which were partially offset by the Company’s ability to leverage its fixed costs due to the increased sales volume.
          Selling, administrative and retail store expenses increased by $13.0 million from $270.1 million, or 30.3% of net sales in the first six months of 2004 to $283.1 million, or 29.8% in the current six months. The decrease as a percentage of net sales is due to the leveraging of the Company’s fixed cost base as a result of increased sales volume.
          Net interest expense increased by $0.8 million, or 8.5%, in the first six months of 2005 compared to the first six months of 2004. The increase was due principally to an increase in average borrowing rates, which was partially offset by a decrease of $17.3 million in average borrowing levels as compared to the first half of 2004. The weighted average borrowing rates in the current period were approximately 100 basis points higher than in the first six months of 2004 due principally to increases in LIBOR.
          Net other income in the first six months of 2005 increased by $1.6 million compared to the first six months of 2004. The change in other income was primarily due to an increase in equity earnings in joint ventures of which $0.5 million represents a one-time duty tax refund settlement. Net other income consists primarily of the Company’s equity interest in joint ventures and net gains and/or losses on sales of assets and miscellaneous other income and expense items.
          The Company’s effective tax rate was 36.3% in the first half of 2005, compared to 35.6% in the first half of 2004. The Company expects its effective tax rate to increase during the current year; however, the actual rate will depend on a number of factors, including the amount of pre-tax income by jurisdiction and any incremental tax savings initiatives that might be identified and implemented.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          The Company is exposed to certain financial market risks. The most predominant of these risks is the fluctuation in interest rates associated with bank borrowings, since changes in interest expense affect the Company’s operating results. At June 30, 2005, the Company owed a total of $180.7 million to banks under its credit facilities, of which $170.7 million was not hedged by interest-rate swap agreements and was thus subject to market risk for a change in interest rates. If interest rates increase by 25 basis points, the Company’s annual interest expense would increase by approximately $0.4 million based on the outstanding balance, which was not hedged at June 30, 2005. At June 30, 2005, the fair market value of the interest rate swap was $0.1 million, which is recorded as a component of other current liabilities.
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

Changes in Internal Control Over Financial Reporting
          During the quarter ended June 30, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Consideration of the Restatement
          Management has considered, among other things, the control deficiency related to the accounting for leases, which resulted in the need to restate the Company’s previously issued financial statements as disclosed in Note 3 of Notes to Consolidated Financial Statements included in Item 8 of the Company’s 2004 Annual Report on Form 10-K/A and in Note 2 of Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” paragraph 29 and SAB Topic 5-F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders’ equity was not material to the financial statements of prior interim or annual periods; and (iii) that the Company decided to restate its previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current period reported net income, management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness. Furthermore, management concluded that the control deficiency that resulted in the restatement when aggregated with other deficiencies did not constitute a material weakness.

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
          At the Company’s Annual Meeting of Stockholders held on June 7, 2005, Messrs. Richard A. McStay, Donald Ratacjczak and Robert R. Schoeberl were elected as directors of the Company for a term expiring at the 2008 Annual Meeting of Stockholders.
          The number of shares voted for each director and the number of shares with respect to which authority to vote was withheld were as follows: 20,994,931 shares were voted for Mr. McStay and authority to vote 296,012 shares for Mr. McStay was withheld; 20,979,755 shares were voted for Mr. Ratacjczak and authority to vote 311,188 shares for Mr. Ratacjczak was withheld; 21,169,558 shares were voted for Mr. Schoeberl and authority to vote 121,385 shares for Mr. Schoeberl was withheld.
Item 6. Exhibits
(a)	See Index to Exhibits.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TBC CORPORATION

August 15, 2005	By /s/ Thomas W. Garvey

Thomas W. Garvey
Executive Vice President and
Chief Financial Officer (principal
financial and accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description
(4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITIES HOLDERS, INCLUDING INDENTURES.

4.1	$325,000,000 Credit Agreement, dated as of June 17, 2005, among TBC Corporation, TBC Private Brands, Inc., the Lenders party thereto, U.S. Bank National Association, as Documentation Agent, SunTrust Bank, as Syndication Agent, First Tennessee Bank National Association, as Administrative Agent, and JP Morgan Chase Bank, N.A., as Co-Administrative Agent, was filed as Exhibit 4.1 to the TBC Corporation Current Report on Form 8-K, dated June 17, 2005, and is incorporated herein by reference.

4.2	Amendment No. 3, dated as of June 17, 2005, to Second Amended and Restated Note Agreement, dated as of April 1, 2003, between TBC Corporation and The Prudential Insurance Company of America, as previously amended by Amendment No. 1, dated as of November 29, 2003, and Amendment No. 2, dated as of November 19, 2004, was filed as Exhibit 4.2 to the TBC Corporation Current Report on Form 8-K, dated June 17, 2005, and is incorporated herein by reference.

4.3	Amendment No. 3, dated as of June 17, 2005, to Note Purchase Agreement, dated as of April 1, 2003, among TBC Corporation, The Prudential Insurance Company of America, and certain of its affiliates, managed funds, and accounts purchasing Notes, as previously amended by Amendment No. 1, dated as of November 29, 2003, and Amendment No. 2, dated as of November 19, 2004, was filed as Exhibit 4.3 to the TBC Corporation Current Report on Form 8-K, dated June 17, 2005, and is incorporated herein by reference.

4.4	Guarantee and Collateral Agreement, dated as of June 17, 2005, executed by TBC Corporation and the subsidiaries of TBC Corporation in favor of JPMorgan Chase Bank, N.A., as collateral agent, was filed as Exhibit 4.4 to the TBC Corporation Current Report on Form 8-K, dated June 17, 2005, and is incorporated herein by reference.

4.5	Intercreditor Agreement, dated as of June 17, 2005, among various secured lenders to TBC Corporation was filed as Exhibit 4.5 to the TBC Corporation Current Report on Form 8-K, dated June 17, 2005, and is incorporated herein by reference.

(10)	MATERIAL CONTRACTS

Management Contracts and Compensatory Plans or Arrangements

10.1	Amendment, dated as of April 29, 2005, Extending Employment Agreement between Orland Wolford and Tire Kingdom, Inc. was filed as Exhibit 10.1 to the TBC Corporation Current Report on Form 8-K, dated April 29, 2005, and is incorporated herein by reference.

(31)	RULE 13a-14(a) / 15d-14(a) CERTIFICATIONS

31.1	Certification by Lawrence C. Day pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934

Exhibit No.	Description
31.2	Certification by Thomas W. Garvey pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934

(32)	SECTION 1350 CERTIFICATIONS

32.1	Certification by Lawrence C. Day pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Thomas W. Garvey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002