Form 10-K/A
period 2004-12-31
TBC CORP
filed 2005-08-26
CIK 718449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A -3
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

DOCUMENT INCORPORATED BY REFERENCE
TBC Corporation’s Proxy Statement for its Annual Meeting of Stockholders held on June 7, 2005. Definitive copies of the Proxy Statement were filed with the Commission on May 2, 2005. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.
Explanatory Note
The purpose of this third amendment to the Annual Report on Form 10-K of TBC Corporation for the fiscal year ended December 31, 2004 is to restate the Company’s consolidated financial statements for the years ended December 31, 2004, 2003, and 2002 and related disclosures, including the selected financial data included herein as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. Additional information about the decision to restate these financial statements can be found in the Company’s Current Report on Form 8-K, dated July 21, 2005. The corrections are to properly account for leases acquired as part of purchase business combinations. The Company is also restating in order to properly reflect the adoption of Statement on Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” as of the first quarter of 2003. See Note 4 to the consolidated financial statements for additional discussion on this matter.
This Form 10-K/A includes all of the information contained in the original report on Form 10-K, and no attempt has been made in this Form 10-K/A to modify or update the disclosures presented in the original report on Form 10-K, except as required to reflect the effects of the restatement. The Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings. The following items have been amended as a result of the restatement:

•	Part II — Item 6	-	Selected Financial Data

•	Part II — Item 7	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II — Item 8	-	Financial Statements and Supplementary Data

•	Part II — Item 9A	-	Controls and Procedures

•	Part IV — Item 15	-	Exhibits and Financial Statement Schedules
The Company has not amended and does not intend to amend its previously filed Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for periods affected by the restatement other than the Form 10-K for the fiscal year ended December 31, 2004 and the Form 10-Q for the fiscal quarter ended March 31, 2005. For this reason, the consolidated financial statements, auditors’ reports and related financial information for the affected periods contained in any other prior reports should no longer be relied upon.

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
Trademarks
     In addition to its Cordovan®, Multi-Mile®, Sigma®, Vanderbilt®, Big O®, Tire Kingdom®, Merchant’s®, and NTB National Tire & Battery® trademarks, the Company also holds federal registrations for trademarks such as Grand Prix®, Grand Am®, Grand Spirit®, Wild Spirit®, Aqua Flow®, Wild Country®, Wild Trac®, Turbo-Tech®, Supreme®, Stampede®, Power King®, Harvest King®, Big Foot®, Legacy®, Prestige®, and Sun Valley®.

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

		Capacities in which Individual
Name	Age	Serves the Company
Lawrence C. Day	55	President and Chief Executive Officer

Thomas W. Garvey	50	Executive Vice President and Chief Financial Officer

Kenneth P. Dick	58	President and Chief Executive Officer of TBC Private Brands, Inc. and Carroll’s, Inc.

J. Glen Gravatt	53	Executive Vice President of Purchasing

William M. Potts	52	Senior Vice President of Human Resources

Orland Wolford	57	President and Chief Executive Officer of Tire Kingdom, Merchant’s and NTW

Erik R. Olsen	41	Senior Vice President and Chief Marketing Officer
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
     Mr. Dick has been President and Chief Executive Officer of the TBC Private Brands, Inc. and Carroll’s, Inc. since November 2003 and prior to that was President of the TBC Private Brands Division since its formation in July 2001. From 2000 until July 2001, Mr. Dick served as the Company’s Executive Vice President of Sales and was Senior Vice President Sales of the Company from 1988 until 2000. From 1982 until 1988, Mr. Dick was the Company’s Vice President of Sales. Mr. Dick joined the Company in 1971 and served in a number of sales management positions prior to his election as Vice President.
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

EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)
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

Item 6. SELECTED FINANCIAL DATA
     Set forth below is selected financial information of the Company for each year in the five-year period ended December 31, 2004. The Company has restated the Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Shareholders’ Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002, in this Annual Report on Form 10-K/A to reflect the change in accounting policies and principles as described in Note 3 – “Restatement For Accounting Change” to the Company’s consolidated financial statements contained in Item 8 of this Form 10-K/A. The Company has also restated the Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Shareholders’ Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002, in this Annual Report on Form 10-K/A to reflect the correction of errors related to lease accounting as described in Note 4 – “Restatement For Lease Accounting Correction” to the Company’s consolidated financial statements contained in Item 8 of this Form 10-K/A. The selected financial information should be read in conjunction with the restated consolidated financial statements of the Company and notes thereto which appear elsewhere in this Report. Specific reference should be made to the discussions of the acquisitions during 2003 of Merchant’s and NTW in Note 5 to the consolidated financial statements. Information regarding the 2000 acquisition of Tire Kingdom, Inc. was last included in Note 6 to the consolidated financial statements included in Form 10-K for the year ended December 31, 2002. The Company did not declare any cash dividends during the five-year period ended December 31, 2004.

SELECTED FINANCIAL DATA (CONTINUED)

	For the Years Ended December 31,
	Restated	Restated	Restated	Restated	Restated
	2004	2003	2002 (d)	2001 (d)	2000 (d)
INCOME STATEMENT DATA (a):

Net sales (b)	$1,855,418	$1,318,531	$1,109,663	$1,009,278	$902,740

Gross profit	694,794	433,886	300,282	267,573	197,802

Income before cumulative effect of change in accounting principle	37,196	31,258	26,103	22,257	18,347

Cumulative effect of change in accounting principle, net of income tax benefit of $123 in 2003	—	(190)	—	—	—

Net income	$37,196	$31,068	$26,103	$22,257	$18,347

Diluted earnings per share before cumulative effect of a change in accounting principle	$1.60	$1.37	$1.19	$1.04	$0.87

Diluted earnings per share	$1.60	$1.37	$1.19	$1.04	$0.87

Average shares and equivalents outstanding	23,280	22,743	21,966	21,386	21,191

BALANCE SHEET DATA (a):

Total assets	$864,753	$774,309	$473,086	$462,618	$449,691

Working capital	138,610	137,909	167,504	169,040	156,847

Long-term debt	167,349	208,620	79,700	101,000	113,531

Total liabilities	562,086	513,141	249,901	266,955	275,541

Stockholders’ equity	302,667	261,168	223,185	195,663	174,150

(a)	In thousands, except per share amounts.

(b)	Net sales include revenues from sales of products and services, plus franchise and royalty fees, less estimated returns, allowances and customer rebates. Reported net sales include sales to related parties of $125,088 in 2004, $82,010 in 2003, $100,406 in 2002, $92,813 in 2001 and $86,961 in 2000.

(c)	During 2003, the Company reclassified $1,652 of vendor rebates from selling, administrative and retail store expenses to cost of sales in order to properly reflect the income statement in accordance with EITF 02-16 as discussed in Note 1 - Nature of Business and Significant Accounting Policies. For the periods ended December 31, 2002, 2001 and 2000, a reclassification was not required since vendor rebates were properly accounted for as a component of cost of sales.

(d)	The correction for lease accounting as further described in Note 4 of the consolidated financial statements contained in Item 8 of this Form 10-K/A resulted in adjustments to the previously reported 2001 and 2000 income statement and balance sheet data of an increase to selling, administrative and retail store expenses of $636 and $175, a decrease to net income of $383 and $105, a decrease to diluted earnings per share of $0.02 and $0.00, a decrease to total assets of $2,174 and $2,230, a decrease to total liabilities of $1,686 and $2,125 and a decrease to stockholders’ equity of $488 and $105, respectively. The balance sheet data for 2002 also includes a decrease to total assets of $2,174, to total liabilities of $1,351 and to stockholders’ equity of $823.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESTATEMENT
     Subsequent to the issuance of the Company’s 2004 financial statements, the Company reviewed its lease-related accounting policies pertaining to acquired leases and determined that it should correct its computation of straight-line rent expense, the related deferred rent liability and goodwill. In addition, the Company determined it needed to correct its accounting for the adoption of SFAS No. 143, “Accounting For Asset Retirement Obligations.” See Note 3 – “Restatement for Accounting Change” and Note 4 “Restatement For Lease Accounting Correction” for additional information. All amounts herein have been restated to reflect the above-mentioned corrections.
RESULTS OF OPERATIONS
     The following tables highlight the financial information, stated both as dollar amounts and as percentage, which is discussed in greater detail below:

	For the Years Ended December 31,
	RESTATED	RESTATED	RESTATED
	2004	2003	2002
NET SALES	100.0%	100.0%	100.0%

COST OF SALES	62.6%	67.1%	72.9%

GROSS PROFIT	37.4%	32.9%	27.1%

EXPENSES:
Distribution expenses	4.0%	4.6%	4.8%
Selling, administrative and retail store expenses	29.6%	24.0%	18.0%
Interest expense — net	1.0%	0.8%	0.8%
Other income	-0.3%	-0.2%	-0.2%

Total expenses	34.3%	29.2%	23.4%

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	3.1%	3.7%	3.7%

PROVISION FOR INCOME TAXES	1.1%	1.3%	1.3%

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2.0%	2.4%	2.4%

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT	—	-0.0%	—

NET INCOME	2.0%	2.4%	2.4%

RESULTS OF OPERATIONS (Continued)

	For the Years Ended December 31,
	RESTATED	RESTATED	Fav/(Unfav)	Fav/(Unfav)
	2004	2003	Change	Change %
NET SALES	$1,855,418	$1,318,531	$536,887	40.7%

COST OF SALES	1,160,624	884,645	(275,979)	-31.2%

GROSS PROFIT	694,794	433,886	260,908	60.1%

EXPENSES:
Distribution expenses	74,284	61,356	(12,928)	-21.1%
Selling, administrative and retail store expenses	548,931	316,196	(232,735)	-73.6%
Interest expense — net	18,739	10,409	(8,330)	-80.0%
Other income	(4,722)	(2,547)	2,175	85.4%

Total expenses	637,232	385,414	(251,818)	-65.3%

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	57,562	48,472	9,090	18.8%

PROVISION FOR INCOME TAXES	20,366	17,214	(3,152)	-18.3%

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	37,196	31,258	5,938	19.0%

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT OF $123	—	(190)	190	100.0%

NET INCOME	$37,196	$31,068	$6,128	19.7%

RESULTS OF OPERATIONS (Continued)

	For the Years Ended December 31,
	RESTATED	RESTATED	Fav/(Unfav)	Fav/(Unfav)
	2003	2002	Change	Change %
NET SALES	$1,318,531	$1,109,663	$208,868	18.8%

COST OF SALES	884,645	809,381	(75,264)	-9.3%

GROSS PROFIT	433,886	300,282	133,604	44.5%

EXPENSES:
Distribution expenses	61,356	53,136	(8,220)	-15.5%
Selling, administrative and retail store expenses	316,196	199,309	(116,887)	-58.6%
Interest expense — net	10,409	8,703	(1,706)	-19.6%
Other income	(2,547)	(2,411)	136	5.6%

Total expenses	385,414	258,737	(126,677)	-49.0%

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	48,472	41,545	6,927	16.7%

PROVISION FOR INCOME TAXES	17,214	15,442	(1,772)	-11.5%

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	31,258	26,103	5,155	19.7%

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT OF $123	(190)	—	(190)	-100.0%

NET INCOME	$31,068	$26,103	$4,965	19.0%

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
2004 Compared to 2003
     Net sales (which equals revenues from sales of products and services, plus franchise and royalty fees, less estimated returns, allowances and customer rebates) increased $536.9 million, or 40.7%, during 2004 versus 2003 which included a $459.3 million, or 62.6%, increase for the retail segment and a $77.6 million, or 13.3%, increase for the wholesale segment. The $459.3 million increase in retail net sales during 2004 included a $277.4 million increase in tire sales, a $185.2 million gain in service revenues at Company-operated stores, and a $3.3 million decrease primarily related to sales of products other than tires. The increased retail tire sales dollars was principally due to a 44.4% gain in retail unit volume and a 10.9% increase in the average retail tire sales price due to product mix changes driven by the Purchased Companies and an effective pass-through of supplier cost increases. Additionally, service revenues increased 76.3% as compared to 2003, which was mainly attributable to the acquisition of the Purchased Companies. At the end of December 2004, the Company had 9, or 1.6%, fewer franchised stores and 14, or 2.4%, more Company-operated stores than at December 31, 2003. For comparative purposes, excluding the impacts of the Purchased Companies on the 2004 results of operations, net sales would have increased $70.5 million, or 5.9%. Net sales within the wholesale segment increased $77.6 million, which was driven by an increase in total unit tire volume of 5.0% coupled with an increase in average tire sales prices of 8.0%. The increase in average tire sales prices was due to the pass-through of price increases from suppliers and a favorable shift in the product mix toward specialty tires.
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
     Selling, administrative and retail store expenses increased by $232.7 million from $316.2 million, or 24.0% of net sales in 2003 to $548.9 million, or 29.6% of net sales in 2004. The increases were principally due to the greater number of Company-operated retail stores as a result of the Purchased Companies. Excluding the impact of expenses associated with the stores acquired during 2003, selling, administrative and retail store expenses increased by $9.2 million, or 3.7%, versus an increase in comparable net sales of 5.9%. The resulting increase was due to the addition of 14 Company-operated retail stores during 2004, $2.3 million in repair expenses related to damage caused by the four major hurricanes and $3.0 million in consulting fees related to the on-going assessment, documentation and testing of the Company’s control environment as required by Section 404 of the Sarbanes-Oxley Act.
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
     The Company recorded tax provisions of $20.4 million and $17.1 million in 2004 and 2003, respectively. The Company’s effective tax rate for both 2004 and 2003 was approximately 35.5%, which reflects the impact of certain tax saving initiatives. During 2004, the American Jobs Creation Act of 2004 (Jobs Creation Act) was signed into law. Beginning in 2005, the Jobs Creation Act includes relief for domestic manufacturers by providing a tax deduction for qualified production activities. In addition, the Job Creation Act phases out the exclusion for extraterritorial income (“ETI”) during 2005 and 2006. While the Company has historically benefited from ETI, its repeal will not materially impact the Company’s effective tax rate. With respect to the tax deduction provided for domestic manufacturers, the Company has initially determined that the deduction should not have an impact on its effective tax rate in future periods. The Company expects its effective tax rate to increase; however, the actual rate will depend on a number of factors, including the amount of pre-tax income by jurisdiction and any incremental tax savings initiatives that might be identified and implemented.
2003 Compared to 2002
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
     Selling, administrative and retail store expenses increased by $116.9 million from $199.3 million, or 18.0% of net sales in 2002 to $316.2 million, or 24.0% of net sales in 2003. The increases were principally due to the addition of 72 Company-operated retail and franchised stores and 337 stores added resulting from the Purchased Companies. Excluding the impact of expenses associated with the acquired stores during 2002 and 2003, selling, administrative and retail store expenses increased by $27.4 million, or 13.7%, in 2003 compared to 2002. The resulting increased expenses was largely due to the impact of the 72 Company-operated retail and franchised stores.
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

CONTRACTUAL OBLIGATIONS
     In addition to the debt obligations discussed in the Liquidity and Capital Resources section, the Company has operating and capital lease commitments as set forth in Note 7 to the consolidated financial statements. The table below summarizes the Company’s known material contractual obligations as of December 31, 2004 (in thousands).

	Payments due by Period
		Within 1			After
	Total	year	2-3 Years	4-5 Years	5 Years
Contractual Obligations:
Long-term debt	$196,775	$40,443	$85,886	$70,446	$—
Short-term debt	41,013	41,013	—	—	—
Capital lease obligations	11,789	773	1,881	2,226	6,909
Interest expense obligations	67,000	18,000	33,000	16,000	—
Operating lease obligations	885,938	86,915	160,279	138,361	500,383

Total contractual obligations	$1,202,515	$187,144	$281,046	$227,033	$507,292

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
     During the second quarter of 2004, but effective on January 1, 2004, the Company changed its inventory costing from LIFO to FIFO. The method was changed to obtain a more current inventory valuation at period end and to achieve a better matching of revenues and expenses. Costing for retail inventories has historically been on the FIFO method and it is expected that continued growth in this segment will result in the continuing liquidation of LIFO layers. The financial statements presented for 2003, 2002, 2001 and 2000 have been retroactively restated to reflect this change. For the effect of the change on previously reported net income and earnings per share see Note 3 – “Restatement for Accounting Change”.
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
     Self-Insured Reserves - The Company is self-insured for general and automobile liability, workers’ compensation and the health care claims, although the Company maintains stop-loss coverage with third-party insurers to limit its total liability exposure. A reserve for liabilities associated with these losses is established for claims filed and claims incurred but not yet reported based upon the Company’s estimate of ultimate cost, which is calculated using analyses of historical data, severity factors and valuations provided by third-party actuaries. The Company monitors new claims and claim development as well as negative trends related to the claims incurred but not reported in order to assess the adequacy of its insurance reserves. On an annual basis, the Company also reviews its assumptions with its third-party actuaries. While the Company does not expect the amounts ultimately paid to differ significantly from its estimates, the Company’s self-insurance reserves and corresponding selling, general and administrative expenses could be affected if future claim experience differs significantly from historical trends and actuarial assumptions.
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

     Operating leases – Certain of the Company’s operating leases contain predetermined fixed escalations of the minimum rentals during the term of the lease. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease, beginning with the point at which the Company obtains control and possession of the lease properties, and records the difference between the amounts charged to operations and amounts paid, as deferred escalating minimum rent. The Company’s policy is to amortize leasehold improvements over the lesser of the lease term or the economic life of those assets.
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
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. The new statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.
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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is exposed to certain financial market risks. The most predominant of these risks is the fluctuation in interest rates associated with bank borrowings, since changes in interest expense affect the Company’s operating results. At December 31, 2004, the Company owed a total of $165.8 million to banks under its credit facilities, of which $154.5 million was not hedged by interest-rate swap agreements and was thus subject to market risk for a change in interest rates. If interest rates increase by 25 basis points, the Company’s annual interest expense would increase by approximately $386,000 based on the outstanding balance which was not hedged at December 31, 2004. See Note 8 to the consolidated financial statements for information regarding the Company’s interest rate swap agreements.
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
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements and supplementary financial information required by this Item 8 are included on the following pages of this Report.

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
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for its inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The change has been applied retroactively by restating the financial statements of prior years.
As discussed in Note 4 to the consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 2004, 2003 and 2002.
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
/s/ PricewaterhouseCoopers LLP
Memphis, Tennessee
April 27, 2005, except for Note 4, as to which the date is August 12, 2005

TBC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

		RESTATED
	RESTATED	(See Notes
	(See Notes 4)	3 and 4)
	December 31,	December 31,
	2004	2003
CURRENT ASSETS:

Cash and cash equivalents	$2,832	$2,645

Accounts and notes receivable, less allowance for doubtful accounts of $9,307 and $8,260 at December 31, 2004 and 2003, respectively
Related parties	32,149	12,535
Other	117,812	109,962

Total accounts and notes receivable	149,961	122,497

Inventories	291,745	264,810
Refundable federal and state income taxes	—	296
Deferred income taxes	24,790	12,987
Other current assets	19,270	10,346

Total current assets	488,598	413,581

PROPERTY, PLANT AND EQUIPMENT, AT COST:

Land and improvements	10,400	12,100
Buildings and leasehold improvements	110,478	104,176
Furniture and equipment	105,232	93,710

	226,110	209,986
Less accumulated depreciation	73,662	56,833

Total property, plant and equipment	152,448	153,153

TRADEMARKS, NET	15,824	15,824

GOODWILL, NET	168,552	157,383

OTHER ASSETS	39,331	34,368

TOTAL ASSETS	$864,753	$774,309

The accompanying notes are an integral part of the consolidated financial statements.

TBC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

		RESTATED
	RESTATED	(See Notes
	(See Note 4)	3 and 4)
	December 31,	December 31,
	2004	2003
CURRENT LIABILITIES:

Outstanding checks, net	$30,368	$11,411

Accounts payable, trade	128,656	114,708

Notes payable to banks	41,013	29,100

Current portion of long-term debt and capital lease obligations	41,216	28,723

Federal and state income taxes payable	17,790	—

Warranty reserves	19,667	22,544

Other current liabilities	71,278	69,186

Total current liabilities	349,988	275,672

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	167,349	208,620

NONCURRENT LIABILITIES	34,383	20,986

DEFERRED INCOME TAXES	10,366	7,863

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Common stock, $.10 par value, shares issued and outstanding - 22,312 and 21,905 on December 31, 2004 and 2003, respectively	2,231	2,190

Additional paid-in capital	28,882	23,898

Deferred compensation	(789)	—

Accumulated other comprehensive loss	(1,570)	(1,637)

Retained earnings	273,913	236,717

Total stockholders’ equity	302,667	261,168

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$864,753	$774,309

The accompanying notes are an integral part of the consolidated financial statements.

TBC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

		RESTATED	RESTATED
	RESTATED	(See Notes	(See Notes
	(See Note 4)	3 and 4)	3 and 4)
	2004	2003	2002
NET SALES*	$1,855,418	$1,318,531	$1,109,663

COST OF SALES	1,160,624	884,645	809,381

GROSS PROFIT	694,794	433,886	300,282

EXPENSES:
Distribution expenses	74,284	61,356	53,136
Selling, administrative and retail store expenses	548,931	316,196	199,309
Interest expense — net	18,739	10,409	8,703
Other income	(4,722)	(2,547)	(2,411)

Total expenses	637,232	385,414	258,737

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	57,562	48,472	41,545

PROVISION FOR INCOME TAXES	20,366	17,214	15,442

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	37,196	31,258	26,103

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT OF $123	—	(190)	—

NET INCOME	$37,196	$31,068	$26,103

BASIC EARNINGS PER SHARE
Income before the cumulative effect of change in accounting principle	$1.68	$1.44	$1.23
Cumulative effect of change in accounting principle	—	(0.00)	—

Net income	$1.68	$1.44	$1.23

DILUTED EARNINGS PER SHARE
Income before the cumulative effect of change in accounting principle	$1.60	$1.37	$1.19
Cumulative effect of change in accounting principle	—	(0.00)	—

Net income	$1.60	$1.37	$1.19

Weighted Average Common Shares
Outstanding -
Basic	22,190	21,649	21,191

Diluted	23,280	22,743	21,966

*	Including sales to related parties of $125,088, $82,010 and $100,406 in the years ended December 31, 2004, 2003 and 2002, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

TBC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated
				Other		Retained
				Compre-		Earnings
	Common Stock		Additional	hensive		(Restated		Total
	Number of		Paid-In	Income	Deferred	See Notes		Comprehensive
	Shares	Amount	Capital	(Loss)	Compensation	3 and 4)	Total	Income
BALANCE, JANUARY 1, 2002 AS PREVIOUSLY REPORTED	21,003	$2,100	$11,783	$(713)	$—	$181,149	$194,319

Opening retained earnings change for restatement (See Note 3)	—	—	—	—	—	1,343	1,343
Net income for period (restated)	—	—	—	—	—	26,103	26,103
Issuance of common stock under stock option and incentive plans	519	52	4,084	—	—	—	4,136
Repurchase and retirement of common stock	(230)	(23)	(139)		—	(2,946)	(3,108)
Tax benefit from exercise of stock options	—	—	959	—	—	—	959
Comprehensive income:
Net income (restated)	—	—	—	—	—	—	—	$26,103
Interest rate swap agreements, net of tax	—	—	—	(177)	—	—	(177)	(177)
Minimum pension liability adjustments, net of tax	—	—	—	(391)	—	—	(391)	(391)

Other comprehensive income	—	—	—	—	—	—	—	(568)

Total comprehensive income (restated)	—	—	—	—	—	—	—	$25,535

BALANCE, DECEMBER 31, 2002 AS RESTATED	21,292	2,129	16,687	(1,281)	—	205,649	223,184

Net income for period (restated)	—	—	—	—	—	31,068	31,068
Issuance of common stock under stock option and incentive plans	613	61	5,391	—	—	—	5,452
Tax benefit from exercise of stock options	—	—	1,820	—	—	—	1,820
Comprehensive income:
Net income (restated)	—	—	—	—	—	—	—	$31,068
Interest rate swap agreements, net of tax	—	—	—	331	—	—	331	331
Minimum pension liability adjustments, net of tax	—	—	—	(37)	—	—	(37)	(37)
Foreign currency translation adjustment	—	—	—	(650)	—	—	(650)	(650)

Other comprehensive income	—	—	—	—	—	—	—	(356)

Total comprehensive income (restated)	—	—	—	—	—	—	—	$30,712

BALANCE, DECEMBER 31, 2003 AS RESTATED	21,905	2,190	23,898	(1,637)	—	236,717	261,168

Net income for period (restated)	—	—	—	—	—	37,196	37,196
Issuance of common stock under stock option and incentive plans	407	41	3,278	—	—	—	3,319
Tax benefit from exercise of stock options	—	—	1,706	—	—	—	1,706
Deferred compensation	—	—	—	—	(789)	—	(789)
Comprehensive income:
Net income (restated)	—	—	—	—	—	—	—	$37,196
Interest rate swap agreements, net of tax	—	—	—	327	—	—	327	327
Minimum pension liability adjustments, net of tax	—	—	—	(312)	—	—	(312)	(312)
Foreign currency translation adjustment	—	—	—	52	—	—	52	52

Other comprehensive income	—	—	—	—	—	—	—	67

Total comprehensive income (restated)	—	—	—	—	—	—	—	$37,263

BALANCE, DECEMBER 31, 2004 AS RESTATED	22,312	$2,231	$28,882	$(1,570)	$(789)	$273,913	$302,667

The accompanying notes are an integral part of the consolidated financial statements.

TBC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
		RESTATED	RESTATED
	RESTATED	(See Notes	(See Notes
	(See Note 4)	3 and 4)	3 and 4)
	2004	2003	2002
Operating Activities:
Net income	$37,196	$31,068	$26,103
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	27,499	18,176	12,665
Amortization of intangible assets	74	69	24
Amortization of deferred financing costs	1,967	617	446
Amortization of other comprehensive income	—	(309)	83
Cumulative effect of change in accounting principle, net of tax	—	190	—
Provision for doubtful accounts and notes	4,322	4,267	2,861
(Gain) loss on sale of fixed assets	(32)	23	(14)
Provision for deferred income taxes	(8,759)	3,069	(647)
Equity in net earnings from joint ventures	(2,164)	196	24
Changes in operating assets and liabilities net of effect of assets acquired:
Receivables	(31,600)	(5,847)	(7,329)
Inventories	(35,274)	(40,382)	4,899
Other current assets	(9,611)	1,561	(426)
Other assets	(580)	1,240	1,874
Accounts payable, trade	13,588	14,283	(8,027)
Federal and state income taxes refundable or payable	19,792	987	4,488
Other current liabilities	(5,417)	4,393	5,301
Noncurrent liabilities	6,852	4,109	3,098

Net cash provided by operating activities	17,853	37,710	45,423

Investing Activities:
Purchase of property, plant and equipment	(25,506)	(21,017)	(15,155)
Purchase of net assets of retail stores, net of cash acquired	—	—	(11,154)
Acquisition of Merchant’s, Inc., net of cash acquired	—	(58,477)	—
Purchase of NTW, Inc., net of cash acquired	—	(225,914)	—
Proceeds from sale of Merchant’s Commercial Division	—	5,600	—
Proceeds from sale of real estate under operating leases, net	—	134,050	—
Investments in joint ventures, net of distributions received	(645)	1,694	466
Net proceeds from asset dispositions	3,493	2,593	1,022

Net cash used in investing activities	(22,658)	(161,471)	(24,821)

Financing Activities:
Net bank borrowings under short-term borrowing arrangements	11,913	(5,900)	800
Increase (decrease) in outstanding checks, net	18,956	3,245	(1,707)
Proceeds from long-term debt	—	142,000	—
Payments of deferred financing costs	(17)	(8,138)	—
Payments of long-term debt and capital lease obligations	(28,778)	(15,300)	(20,533)
Proceeds from capital leases from sale of real estate, net	—	3,594	—
Issuance of common stock under stock incentive plans	2,918	4,586	3,967
Repurchase and retirement of common stock	—	—	(3,108)

Net cash provided by (used in) financing activities	4,992	124,087	(20,581)

Increase in cash and cash equivalents	187	326	21
Cash and cash equivalents:
Balance — Beginning of period	2,645	2,319	2,298

Balance — End of period	$2,832	$2,645	$2,319

(Continued)

TBC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Years Ended December 31,
		RESTATED	RESTATED
	RESTATED	(See Notes	(See Notes
	(See Note 4)	3 and 4)	3 and 4)
	2004	2003	2002
Supplemental Disclosures of Cash Flow Information:
Cash paid for — Interest	$16,801	$9,920	$8,589
Cash paid for — Income taxes	10,077	13,035	11,601

Supplemental Disclosures of Non-Cash Financing Activity:
Tax benefit from exercise of stock options	$1,706	$1,820	$959
Issuance of restricted stock under stock incentive plan, net	401	866	169
Property, plant and equipment acquired under capital leases	—	3,923	1,200

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

On April 1, 2003, the Company completed the acquisition of Merchant’s, Incorporated for a purchase price of $57,494, plus applicable closing costs of $983. The acquisition was accounted for under the purchase method, as follows:

Estimated fair value of assets acquired		$53,956
Goodwill		47,780
Cash paid, net of assets acquired		(58,477)

Liabilities assumed		$43,259

On November 29, 2003, the Company completed the acquisition of NTW Incorporated for a purchase price of $225,000, plus applicable closing costs of $914. Contemporaneously with the closing of the acquisition, the Company sold and leased back 86 retail stores under operating leases and received net proceeds of $132,185. The transaction was accounted for under the purchase method, as follows:

Estimated fair value of assets acquired, including fees to be amortized, net of assets disposed of in sale leaseback transaction		$104,016
Goodwill		52,729
Cash paid, net of assets acquired		(225,914)
Cash received from sale and leaseback transactions, net of transaction costs		132,185

Liabilities assumed		$63,016

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
Basis of Presentation
     The consolidated financial statements have been restated, as described in Note 3 “Restatement” of this Form 10-K/A. Additionally, certain previously reported amounts have been reclassified to conform to the current financial statement presentation with no impact on previously reported net income or stockholders’ equity. The revised classification amounts were comprised of a change between noncurrent income tax payable and deferred income taxes and a change between other current assets, building and leasehold improvements and noncurrent liabilities as of December 31, 2003.
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
     Effective January 1, 2004, the Company changed its method of determining the cost of its LIFO inventories to the FIFO method. The Company has applied this change retroactively by restating its financial statements as required by Accounting Principles Board No. 20, “Accounting Changes,” and accordingly, previously reported retained earnings as of January 1, 2002 has been increased by $1.8 million. See Note 3 – “Restatement for Accounting Change” to the consolidated financial statements for further information.
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
     Warranty costs - The costs of anticipated adjustments for workmanship and materials that are the responsibility of the Company are estimated based on historical experience and charged against earnings currently. Management reviews these estimates on a regular basis and adjusts the warranty provisions as actual experience differs from historical estimates or other information becomes available. Reserves for future warranty claims and service, including those associated with acquired operations, totaled $25.7 million and $29.4 million at December 31, 2004 and 2003, respectively, of which $6.0 million and $6.9 million was classified as noncurrent liabilities at December 31, 2004 and 2003, respectively, in the balance sheets.
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

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
     Operating leases – Certain of the Company’s operating leases contain predetermined fixed escalations of the minimum rentals during the term of the lease. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease, beginning with the point at which the Company obtains control and possession of the lease properties, and records the difference between the amounts charged to operations and amounts paid, as deferred escalating minimum rent. The Company’s policy is to amortize leasehold improvements over the lesser of the lease term or the economic life of those assets.
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

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
     Accounting for Stock-Based Compensation - The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Accordingly, under APB No. 25 “Accounting for Stock Compensation”, no compensation expense has been recognized for the stock options granted under the 1989 stock incentive plan (“1989 Plan”), a 2000 stock option plan (“2000 Plan”) and a 2004 stock option plan (“2004 Plan”) in 2004, 2003 or 2002. Using fair value assumptions specified in SFAS No. 123, the weighted average per share value of options granted during 2004, 2003 and 2002 was $10.78, $4.80 and $5.16, respectively. Had compensation cost for such option grants been determined using such assumptions, results for the years ended December 31, 2004, 2003 and 2002 would have been as follows (in thousands):

	2004	2003	2002
		RESTATED	RESTATED
	RESTATED	(See Notes	(See Notes
	(See Note 4)	3 and 4)	3 and 4)
Net income, as reported	$37,196	$31,068	$26,103

Add: Stock-based compensation included in reported net income, net of tax effects	183	159	78

Less: Total stock-based compensation expense determined using fair value assumptions, net of tax effects	(3,070)	(2,397)	(1,949)

Pro forma net income	$34,309	$28,830	$24,232

Earnings per share:
Basic — as reported	$1.68	$1.44	$1.23

— pro forma	$1.55	$1.33	$1.14

Diluted — as reported	$1.60	$1.37	$1.19

— pro forma	$1.47	$1.27	$1.10

     The Committee of the Board of Directors is authorized under the 1989 Plan to grant restricted stock awards to officers and other key employees. These awards are recorded in additional paid-in capital with an offset to deferred compensation when granted. Subsequently, an expense is recorded, on a straight-line basis, for these awards as a component of selling, administrative and retail store expenses based upon the applicable vesting period of the restricted stock ranging from three to ten years. Additionally, the 1989 Plan provides for the annual grant of restricted stock with a market value of $10,000 ($5,000 for years prior to 2003) to each non-employee director of the Company. The annual grant is initially recorded in additional paid-in capital with an offset to deferred compensation. Subsequently, the expense is recorded in selling, administrative and retail store expenses over the one-year service period. Each of these shares of restricted stock is accompanied by four tandem options, which are only exercisable under certain conditions and the exercise of which results in the forfeiture of the associated share of restricted stock. The options expire in one-third increments as the associated restricted stock vests. If the non-employee director exercises the rights to the tandem options, an adjustment is recorded between common stock and additional paid-in capital for the forfeited restricted stock.

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

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
3. RESTATEMENT FOR ACCOUNTING CHANGE
     During the second quarter of 2004, the Company changed its inventory costing method from LIFO to FIFO. The method was changed to obtain a more current inventory valuation at period end, to achieve a better matching of revenues and expenses and to move to one method of inventory valuation on a Company-wide basis. In addition, since costing for retail inventories has historically been on the FIFO method, as this segment grows, continuing liquidation of LIFO layers would have resulted in any event. Principally, the Wholesale Segment historically used the last-in, first-out (“LIFO”) method for approximately 45% of the Company’s inventories, with the remaining inventories valued on a first-in, first-out (“FIFO”) basis. The Company has applied this change retroactively by restating its financial statements for 2003 and 2002 as required by Accounting Principles Board No. 20, “Accounting Changes,” and accordingly, previously reported retained earnings as of January 1, 2002 has been increased by $1.8 million. The effect of the change on the previously reported net income and earnings per share are reflected in the table below (in thousands):

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
4. RESTATEMENT FOR LEASE ACCOUNTING CORRECTION
     The Company has reviewed its lease-related accounting policies pertaining to acquired leases and determined that it should correct for an error its computation of straight-line rent expense, the related deferred rent liability and goodwill. Historically, when accounting for leases acquired as part of purchase business combinations, the Company had recorded a deferred rent liability at the date of acquisition and the Company straight-lined rents by amortizing the deferred rent liability over the lease term. The Company has now determined that it should have eliminated the deferred rent liability on its acquired leases and recorded leases at their fair values. Consequently, the Company’s straight-line rent expense for the years ended December 31, 2000 through 2004 was understated. Accordingly, previously reported retained earnings as of January 1, 2002 has been decreased by $0.5 million.
     In addition, the Company is restating its financial statements to record an asset retirement obligation in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). The Company has determined that certain leases require that the premises be returned to its original condition, reflecting normal wear and tear, upon lease termination. As a result, the Company will incur costs, primarily related to the removal of signage from its retail stores, at the lease termination. SFAS No. 143 requires that these costs be recorded at their fair value at lease inception. SFAS No. 143 was effective for periods beginning January 1, 2003 with the impact at adoption being reported as a cumulative effect of a change in an accounting principle. Accordingly, previously reported retained earnings as of December 31, 2003 has been decreased by $0.2 million to correct for this matter.

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
4. RESTATEMENT FOR LEASE ACCOUNTING CORRECTION (CONTINUED)
     The effect of the correction on the previously reported results of operations and earnings per share are reflected in the table below (in thousands):

	As Previously
	Reported After		Asset
	the Accounting	Straight-line	Retirement
	Change From	Rent	Obligation	As
	LIFO to FIFO	Adjustments	Adjustments	Restated
Selling, administrative and retail store expenses
Year ended December 31, 2004	$548,309	$525	$97	$548,931
Year ended December 31, 2003	314,760	1,369	67	316,196
Year ended December 31, 2002	198,775	534	—	199,309

Net income
Year ended December 31, 2004	$37,598	$(339)	$(63)	$37,196
Year ended December 31, 2003	32,185	(927)	(190)	31,068
Year ended December 31, 2002	26,438	(335)	—	26,103

Basic earnings per share
Year ended December 31, 2004	$1.69	$(0.02)	$(0.00)	$1.68
Year ended December 31, 2003	1.49	(0.04)	(0.00)	1.44
Year ended December 31, 2002	1.25	(0.02)	—	1.23

Diluted earnings per share
Year ended December 31, 2004	$1.62	$(0.01)	$(0.00)	$1.60
Year ended December 31, 2003	1.42	(0.04)	(0.00)	1.37
Year ended December 31, 2002	1.20	(0.01)	—	1.19
     The impact of the restatement on the condensed consolidated balance sheet as of December 31, 2004 is summarized below (in thousands):

	As Previously
	Reported After		Asset
	the Accounting	Straight-line	Retirement
	Change From	Rent	Obligation	As
	LIFO to FIFO	Adjustment	Adjustment	Restated
Property, Plant and Equipment, net	$152,173	$—	$275	$152,448
Goodwill, net	180,353	(11,962)	161	168,552
Total assets	76,279	(11,962)	436	864,753

Noncurrent liabilities	43,320	(9,939)	1,002	34,383
Deferred income taxes	10,613	23	(270)	10,366

Retained earnings	276,255	(2,046)	(296)	273,913

Total liabilities and stockholders’ equity	876,279	(11,962)	436	864,753

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
4. RESTATEMENT FOR LEASE ACCOUNTING CORRECTION (CONTINUED)
     The impact of the restatement on the condensed consolidated balance sheet as of December 31, 2003 is summarized below (in thousands):

	As Previously
	Reported After		Asset
	the Accounting	Straight-line	Retirement
	Change From	Rent	Obligation	As
	LIFO to FIFO	Adjustment	Adjustment	Restated
Property, Plant and Equipment, net	$152,861	$—	$292	$153,153
Goodwill, net	169,184	(11,962)	161	157,383
Total assets	785,818	(11,962)	453	774,309

Noncurrent liabilities	30,528	(10,464)	922	20,986
Deferred income taxes	7,890	209	(236)	7,863

Retained earnings	238,657	(1,707)	(233)	236,717
5. TRANSACTIONS WITH RELATED PARTIES AND MAJOR CUSTOMERS
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
6. ACQUISITIONS
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
     On April 1, 2003, the Company acquired all of the outstanding capital stock of Merchant’s, Incorporated (“Merchant’s”), which was a privately-owned company operating 112 retail tire centers in the Mid-Atlantic region of the United States. The acquisition was made to increase the size and geographic reach of TBC’s retail store network and to enhance TBC’s purchasing, distribution and marketing economies. The acquisition was accounted for as a purchase, with total consideration of $57,494,000 payable by TBC at closing plus up to $15 million payable in the future depending upon the performance of the existing Merchant’s retail stores during the five year period beginning January 1, 2004. For the year ended December 31, 2002, Merchant’s had sales of $174.2 million, of which $154.6 million related to its retail business. The remaining sales in 2002 were attributable to Merchant’s commercial and retreading business which TBC sold effective April 30, 2003 for a net price of $5.6 million, with no gain being recognized. Goodwill additions relating to Merchant’s at acquisition totaled $49,780,000. The goodwill for tax purposes is deductible under IRC section 197 due to the asset acquisition treatment of the transaction pursuant to the IRC section 338(h)(10) election executed by the parties.

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
6. ACQUISITIONS (CONTINUED)
     On November 29, 2003, the Company acquired all of the outstanding capital stock of NTW Incorporated from Sears, Roebuck and Co. NTW was operated as a separate operating division by Sears under the name National Tire & Battery (NTB), with 225 retail tire and automotive centers in 20 states generating annual revenues in excess of $425 million. Like the Merchant’s acquisition, the NTW acquisition was made to increase the size and geographic reach of TBC’s retail store network and further enhance TBC’s purchasing, distribution and marketing economies. The acquisition was accounted for as a purchase, with total consideration of $225 million financed through debt and sale/leaseback arrangements. Contemporaneously with the closing of the acquisition, the Company sold and leased back 86 retail tire stores owned by NTW, with net proceeds from that transaction totaling approximately $132 million. Goodwill additions relating to NTW at acquisition totaled $52,729,000. The goodwill for tax purposes is deductible under IRS section 197 due to the asset acquisition treatment of the transaction pursuant to the IRC section 338(h)(10) election executed by the parties.
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

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
7. GOODWILL AND INTANGIBLE ASSETS
     The component of Goodwill by segments are listed below (in thousands):

	RESTATED	RESTATED
	(See Note 4)	(See Note 4)
	December 31,	December 31,
	2004	2003
Goodwill
Retail segment	$163,026	$153,625
Wholesale segment	5,526	3,758

Total goodwill	$168,552	$157,383

The net increase in goodwill reflects the following:
o	An increase of $7.9 million pertaining to straight-line rent adjustments in order to properly reflect deferred rent liabilities in connection with the stores acquired for the NTW acquisition.

o	An increase of $7.7 million pertaining changes in valuation estimates related to inventory acquired in conjunction with the NTW acquisition.

o	A decrease of $6.2 million pertaining to the sale and leaseback transactions as described in Note 5 — Acquisitions.

o	An increase of $1.8 million pertaining to the acquisition of the assets and certain liabilities of Southwest Tire as described in Note 5 — Acquisitions.
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
8. NOTES PAYABLE TO BANKS AND LONG-TERM DEBT
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
8. NOTES PAYABLE TO BANKS AND LONG-TERM DEBT (CONTINUED)
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

     Maturities of long-term debt and capital lease obligations are as follows: $41.2 million due in 2005 $41.3 in 2006, $46.4 million in 2007, $46.5 million in 2008, $26.2 million in 2009, and $6.9 million thereafter.
9. INTEREST RATE SWAP AGREEMENTS
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
10. LEASE COMMITMENTS
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
     Future minimum capital and operating lease payments and the related present value of capital lease payments at December 31, 2004 were as follows (in thousands):

	Operating	Capital
Year	Leases	Leases
2005	$92,100	$2,156
2006	88,852	2,154
2007	80,696	2,136
2008	75,175	2,041
2009	70,293	1,985
Thereafter	516,401	10,572

Total minimum lease payments	923,517	21,044

Less — sublease income associated with operating leases	(37,579)

Net minimum lease payments	$885,938

Less — interest expense associated with capital leases		(9,255)

Present value of net minimum lease payments		$11,789

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
11. INCOME TAXES
     The Company records income taxes using the liability method prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Income taxes provided for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

	2004	2003	2002
	RESTATED	RESTATED	RESTATED
Current:
Federal	$27,339	$13,149	$15,440
State	1,786	873	649

	29,125	14,022	16,089
Deferred	(8,759)	3,069	(647)

	$20,366	$17,091	$15,442

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
11. INCOME TAXES (Continued)
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

	December 31,
		RESTATED
	RESTATED	(See Notes
	(See Note 4)	3 and 4)
	2004	2003
Deferred income tax assets:
Allowance for doubtful accounts	$3,429	$3,211
Warranty-related reserves	5,831	3,599
Insurance-related accruals	6,761	3,143
Compensation and retirement-related accruals	3,123	2,555
Lease accruals and related arrangements	4,081	2,665
Deferred revenues	2,961	1,110
Inventory	2,481	—
Foreign subsidiary basis difference	1,874	1,579
Foreign subsidiary basis difference valuation allowance	(650)	(650)
Capital loss carryover	944	—
Other deferred income tax assets	1,773	1,413

Total deferred income tax assets	$32,608	$18,625

Deferred income tax liabilities:
Trademarks and intangible assets	$11,430	$7,632
Accumulated depreciation	6,405	4,555
Inventory	—	1,118
Other deferred income tax liabilities	349	196

Total deferred income tax liabilities	$18,184	$13,501

Net deferred income tax asset	$14,424	$5,124

Balance sheet presentation:
Current deferred income tax asset	$24,790	$12,987
Noncurrent deferred income tax liability	10,366	7,863

Net deferred income tax asset	$14,424	$5,124

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
11. INCOME TAXES (Continued)
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
     During 2004, the American Jobs Creation Act of 2004 (“Jobs Creation Act”) was signed into law. Beginning in 2005, the Jobs Creation Act includes relief for domestic manufacturers by providing a tax deduction for qualified production activities. In addition, the Job Creation Act phases out the exclusion for extraterritorial income (“ETI”) during 2005 and 2006. While the Company has historically benefited from ETI, its repeal will not materially impact the Company’s effective tax rate. With respect to the tax deduction provided for domestic manufacturers, the Company has initially determined that the deduction should not have an impact on its effective tax rate in future periods.
12. RETIREMENT PLANS
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
12. RETIREMENT PLANS (Continued)
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
12. RETIREMENT PLANS (Continued)
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
12. RETIREMENT PLANS (Continued)
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
13. STOCKHOLDERS’ EQUITY
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
     In 2002 and 2001, shares of the Company’s common stock were repurchased and retired under authorizations made by the Board of Directors. No common stock repurchases were made during 2004 or 2003.As of December 31, 2004, the Company had unused authorizations from the Board for the repurchase of approximately 1,199,000 additional shares.

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
14. STOCK OPTION AND INCENTIVE PLANS
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
     A summary of stock option activity during 2002, 2003 and 2004 is shown below:

			Weighted
			Average
	Option	Option Price	Exercise
	Shares	Range	Price
Outstanding at December 31, 2001 (1,113,628 exercisable)	2,218,141	$4.63 — $12.13	$7.53
Granted in 2002	539,490	11.59 — 13.05	13.03
Exercised in 2002	(501,673)	4.69 — 12.13	7.86
Forfeited in 2002	(34,723)	4.69 — 13.05	9.62

Outstanding at December 31, 2002 (1,116,947 exercisable)	2,221,235	$4.63 — $13.05	$8.76
Granted in 2003	621,284	12.62 — 29.70	13.13
Exercised in 2003	(540,574)	4.63 — 13.05	8.57
Forfeited in 2003	(129,136)	5.50 — 13.05	11.32

Outstanding at December 31, 2003 (1,117,383 exercisable)	2,172,809	$4.69 — $29.70	$9.91
Granted in 2004	393,723	23.93 — 30.60	27.89
Exercised in 2004	(402,369)	4.69 — 16.00	8.54
Forfeited in 2004	(51,394)	5.75 — 27.90	13.20

Outstanding at December 31, 2004 (1,271,485 exercisable)	2,112,769	$4.69 — $30.60	$13.44

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
14. STOCK OPTION AND INCENTIVE PLANS (Continued)
     Additional information regarding stock options outstanding at December 31, 2004 is shown below:

	Outstanding Options			Exercisable Options
		Weighted	Weighted		Weighted
		Average	Average		Average
	Option	Exercise	Remaining	Option	Exercise
Option Price Range	Shares	Price	Term	Shares	Price
$4.69 — $8.50	597,165	$6.23	5.2 yrs	597,165	$6.23

$8.51 — $12.62	739,133	11.42	6.9 yrs	430,395	10.56

$12.63 — $30.60	776,471	20.91	8.1 yrs	243,925	13.46

	2,112,769			1,271,485

     As of December 31, 2004, 626,600 of the outstanding options contained a “reload” feature. Options granted by the Committee under the 2000 Stock Option Plan may include a reload feature provide for the grant of a new option, called a “reload option,” for a number of shares equal to the number of shares delivered by the optionee to pay the exercise price of the original option and to pay any tax withholding payments associated with the exercise of the original option.
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
15. FINANCIAL GUARANTEES AND CREDIT RISKS
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
16. SEGMENT INFORMATION
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

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
16. SEGMENT INFORMATION (Continued)
     Segment information for the three years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	Retail	Wholesale	Total
Period ended December 31, 2004 (Restated — See Notes 3 and 4)

Total assets	$579,682	$285,071	$864,753

Operating results —
Net sales to external customers	1,193,360	662,058	1,855,418

EBITDA	68,469	35,405	103,874

Depreciation and amortization			27,573

Interest expense, net			18,739

Income before income taxes			57,562

Period ended December 31, 2003 (Restated — See Notes 3 and 4)

Total assets	$508,837	$265,472	$774,309

Operating results —
Net sales to external customers	734,073	584,458	1,318,531

EBITDA	49,668	27,458	77,126

Depreciation and amortization			18,245

Interest expense, net			10,409

Income before income taxes and the cumulative effect of change in accounting principle			48,472

Period ended December 31, 2002 (Restated — See Notes 3 and 4)

Total assets	$236,694	$236,392	$473,086

Operating results —
Net sales to external customers	511,925	597,738	1,109,663

EBITDA	32,893	30,044	62,937

Depreciation and amortization			12,689

Interest expense, net			8,703

Income before income taxes			41,545

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
17. VARIABLE INTEREST ENTITIES
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
18. CONSIDERATION RECEIVED FROM A VENDOR
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
     During 2003, the Company adopted EITF 02-16; however, the adoption of this pronouncement did not have a material impact on the results of operations. Prior to the effective date of EITF 02-16, the Company entered into numerous multi-year supply agreements. Consistent with EITF 02-16, the Company continued accounting for these agreements under its historical method of recognizing the vendor allowances based on the Company’s fulfillment of the related obligations of the agreement. In the second quarter of 2004, the Company entered into a new supply agreement with one of its major vendors. As required by EITF 02-16, the Company

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
18. CONSIDERATION RECEIVED FROM A VENDOR (CONTINUED)
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
19. ASSET RETIREMENT OBLIGATIONS
     The Company has adopted the provisions of Statement on Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, (“SFAS No. 143”). SFAS No. 143 requires the capitalization of any retirement obligation costs as part of the carrying amount of the long-lived asset and the subsequent allocation of the total expense to future periods using a systematic and rational method. The Company has determined that certain leases require that the premises be returned to its original condition, reflecting normal wear and tear, upon lease termination. As a result, the Company will incur costs, primarily related to the removal of signage from its retail stores, at the lease termination. SFAS No. 143 requires that these costs be recorded at their fair value at lease inception. The Company’s adoption is effective during the first quarter of 2003 and as such, the Company recorded a non-cash charge to earnings of $0.3 million ($0.2 million net of tax) for the cumulative effect of this accounting change, an asset of $0.5 million, goodwill of $0.2 million, accumulated depreciation of $0.2 million and a liability of $0.9 million on its consolidated balance sheet. The charge was related to retirement obligations associated with certain assets acquired and used in the Company’s retail operations.
     At December 31, 2004 and 2003, the Company had a liability pertaining to the asset retirement obligation in noncurrent liabilities on its consolidated balance sheet. The following is a reconciliation of the beginning and ending carrying amount of the Company’s asset retirement obligation (in thousands):

	2004	2003
Asset retirement obligation, January 1	$921	$—
Cumulative effect of change in accounting principle	—	313
Asset retirement obligation incurred during the period	12
Asset retirement obligation settled during the period	—	—
Accretion expense	69	46

Asset retirement obligation, December 31, 2004	$1,002	$359

20. LEGAL PROCEEDINGS
     The Company is involved in various legal proceedings which are routine to the conduct of its business. The Company does not believe that any such routine litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

SUPPLEMENTARY DATA:
QUARTERLY FINANCIAL INFORMATION
     Unaudited quarterly results as affected by the restatement described in Note 4 for 2004 and 2003 are summarized as follows:

	(In thousands, except per share amounts)
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
2004 (Restated — See Note 4)
Net sales	$433,841	$456,490	$476,464	$488,623	$1,855,418
Gross profit	161,866	175,201	175,251	182,476	694,794
Net income	5,400	9,031	10,820	11,945	37,196
Earnings per share —
Basic	$0.24	$0.41	$0.49	$0.54	$1.68
Diluted	$0.23	$0.39	$0.47	$0.51	$1.60

2003 (Restated — See Note 4)
Net sales	$256,545	$328,843	$362,401	$370,742	$1,318,531
Gross profit	74,992	108,856	114,653	135,385	433,886
Income before cumulative effect of change in accounting principle	4,444	7,750	9,798	9,266	31,258
Cumulative effect of change in accounting principle, net	(190)	—	—	—	(190)
Net income	4,254	7,750	9,798	9,266	31,068

Basic earning per share before cumulative effect of change in accounting principle	$0.21	$0.36	$0.45	$0.42	$1.44

Basic earning per share	$0.21	$0.36	$0.45	$0.42	$1.44

Diluted earning per share before cumulative effect of change in accounting principle	$0.20	$0.34	$0.43	$0.40	$1.37

Diluted earning per share	$0.20	$0.34	$0.43	$0.40	$1.37

QUARTERLY FINANCIAL INFORMATION (CONTINUED)
     Unaudited quarterly results as previously reported for 2004 and 2003 are summarized as follows:

	(In thousands, except per share amounts)
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
2004
Net sales	$433,841	$456,490	$476,464	$488,623	$1,855,418
Gross profit	161,866	175,201	175,251	182,476	694,794
Net income	5,499	9,131	10,922	12,046	37,598
Earnings per share -
Basic	$0.25	$0.41	$0.49	$0.54	$1.69
Diluted	$0.24	$0.39	$0.47	$0.52	$1.62

2003
Net sales	$256,545	$328,843	$362,401	$370,742	$1,318,531
Gross profit	74,992	108,856	114,653	135,385	433,886
Net income	4,611	7,976	10,020	9,578	32,185
Earnings per share -
Basic	$0.22	$0.37	$0.46	$0.44	$1.49
Diluted	$0.21	$0.35	$0.44	$0.41	$1.42

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
Management’s Report on Internal Control over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Securities Exchange Act of 1934, Rules 13(a) – 15(f) and 15(d) – 15(f). Under the supervision and with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. Based on that evaluation, the Company’s management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004.
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
     Management’s evaluation of the Company’s internal control over financial reporting was based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8.
Management’s Consideration of the Restatement
     Management has considered, among other things, the control deficiency related to the accounting for leases, which resulted in the need to restate the Company’s previously issued financial statements as disclosed in Note 3 of Notes to Consolidated Financial Statements included in Item 8 of the Company’s 2004 Annual Report on Form 10-K/A. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” paragraph 29 and SAB Topic 5-F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders’ equity was not material to the financial statements of prior interim or annual periods; and (iii) that the Company decided to restate its previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current period reported net income, management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness. Furthermore, management concluded that the control deficiency that resulted in the restatement when aggregated with other deficiencies did not constitute a material weakness.

Changes in Internal Control Over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
     None.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information concerning executive officers of the Company is set forth in Part I of this Report. The remaining information required by this Item 10 is set forth in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held June 7, 2005, under the captions “Election of Directors”, “Governance of the Company and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by this reference.
Item 11. EXECUTIVE COMPENSATION
     The information required by this Item 11 is set forth in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held June 7, 2005, under the captions “Governance of the Company and Board Matters” and “Executive Compensation”, and, with the exception of the information disclosed in the Proxy Statement pursuant to Item 402(k) or 402(l) of Regulation S-K, is incorporated herein by this reference.
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
     The remaining information required by this Item 12 is set forth in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held June 7, 2005, under the caption “Security Ownership of Management and Principal Stockholders”, and is incorporated herein by this reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this Item 13 is set forth in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held June 7, 2005, under the caption “Governance of the Company and Board Matters”, and is incorporated herein by this reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item 14 is set forth in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held June 7, 2005, under the caption “The Company’s Independent Registered Public Accounting Firm”, and is incorporated herein by this reference.

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

		Schedule II — Valuation and qualifying accounts.

		All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)	(3)	EXHIBITS — See Index to Exhibits included at p. 65 of this Report
(b)	During the quarter ended December 31, 2004, the Company filed the following reports on Form 8-K:
(1)	A Form 8-K dated October 4, 2004, was filed in which TBC Corporation issued a press release commenting on the impact of the recent hurricanes and schedules its third quarter 2004 conference call.

(2)	A Form 8-K dated October 25, 2004, was filed in which TBC Corporation issued a press release reporting its financial results for the three and nine months ended September 30, 2004.

(3)	A Form 8-K dated November 19, 2004, was filed in which TBC Corporation issued a press release commenting that it completed a corporate reorganization to implement a holding company structure.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TBC Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TBC CORPORATION

By:	/s/ LAWRENCE C. DAY

Lawrence C. Day
President and Chief Executive Officer

Date: August 26, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of TBC Corporation and in the capacities and on the dates indicated:

Name	Title	Date

/s/ LAWRENCE C. DAY Lawrence C. Day	President, Chief Executive Officer and Director	August 26, 2005

/s/ THOMAS W. GARVEY Thomas W. Garvey	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	August 26, 2005

	Chairman of the Board of Directors	___, 2005
Marvin E. Bruce

	Director	___, 2005
Michael E. Dunlap

	Director	___, 2005
Charles A. Ledsinger, Jr.

* WILLIAM J. McCARTHY William J. McCarthy	Director	August 26, 2005

* RICHARD A. McSTAY Richard A. McStay	Director	August 26, 2005

* DONALD RATAJCZAK Donald Ratajczak	Director	August 26, 2005

* ROBERT R. SCHOEBERL Robert R. Schoeberl	Director	August 26, 2005

	Director	___, 2005
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

INDEX TO EXHIBITS

Located at
Manually
Numbered Page
(2)	PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION:

2.1	Stock Purchase Agreement, dated March 25, 2003, by and among TBC Corporation, Linda Merchant Bell, Carol Merchant Kirby, and Wilson C. Merchant III was filed as Exhibit 2.1 to the TBC Corporation Current Report on Form 8-K dated April 1, 2003	*

2.2	Stock Purchase Agreement, dated as of September 21, 2003, by and between TBC Corporation and Sears, Roebuck and Co., was filed as Exhibit 2.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.	*

2.3	First Amendment, dated as of November 28, 2003, to Stock Purchase Agreement, dated September 21, 2003, by and between TBC Corporation and Sears, Roebuck & Co. was filed as Exhibit 2.2 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003.	*

2.4	Agreement and Plan of Merger, dated November 19, 2004, among TBC Corporation, TBC Parent Holding Corp., and TBC Merger Corp. was filed as Exhibit 2.1 to the TBC Corporation Current Report on Form 8-K dated November 19, 2004.	*

(3)(i)	ARTICLES OF INCORPORATION:

3(i).1	Certificate of Incorporation of TBC Corporation (formerly named TBC Parent Holding Corp.) was filed as Exhibit 3(i).1 to the TBC Corporation Current Report on Form 8-K dated November 19, 2004.	*

(3)(ii)	BYLAWS:

3(ii).1	ByLaws of TBC Corporation (formerly named TBC Parent Holding Corp.) were filed as Exhibit 3(ii).1 to the TBC Corporation Current Report on Form 8-K dated November 19, 2004.	*

(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

4.1	Amended and Restated Rights Agreement, dated as of July 23, 1998, between TBC Corporation and BankBoston, N.A., as Rights Agent, including as Exhibit A thereto the form of Rights Certificate, was filed as Exhibit 4.1 to the TBC Corporation Form 8-A/A-1 Registration Statement filed with the Commission on July 30, 1998.	*

4.2	Second Amended and Restated Credit Agreement, dated as of November 19, 2004, among TBC Corporation, TBC Private Brands, Inc., the Lenders party thereto, U.S. Bank National Association, as Documentation Agent, SunTrust Bank, as Syndication Agent, First Tennessee Bank National Association, as Administrative Agent, and JP Morgan Chase Bank, as Co-Administrative Agent, was filed as Exhibit 4.1 the TBC

Located at
Manually
Numbered Page
	Corporation Current Report on Form 8-K dated November 19, 2004.	*

4.3	Second Amended and Restated Note Agreement, dated as of April 1, 2003, between TBC Corporation and The Prudential Insurance Company of America, was filed as Exhibit 4.2 to the TBC Corporation Current Report on Form 8-K dated April 1, 2003.	*

4.4	Amendment No. 1, dated as of November 29, 2003, to Second Amended and Restated Note Agreement, dated as of April 1, 2003, between TBC Corporation and The Prudential Insurance Company of America, including as Exhibits B and C thereto the amended form of Variable Rate Senior Notes issued thereunder, was filed as Exhibit 4.2 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003.	*

4.5	Amendment No. 2, dated as of November 19, 2004, among TBC Corporation, TBC Private Brands, Inc., and The Prudential Insurance Company of America, to Second Amended and Restated Note Agreement, dated as of April 1, 2003 and amended by Amendment No. 1, dated as of November 29, 2003, was filed as Exhibit 4.3 to the TBC Corporation Current Report on Form 8-K dated November 19, 2004.	*

4.6	Note Purchase Agreement, dated as of April 1, 2003, among TBC Corporation, The Prudential Insurance Company of America, and certain of its affiliates, managed funds, and accounts purchasing Notes thereunder, including as Exhibit 1 thereto the form of Senior Secured Note evidencing the Series D Variable Rate Senior Secured Notes in the aggregate principal amount of $50,000,000 issued thereunder, was filed as Exhibit 4.3 to the TBC Corporation Current Report on Form 8-K dated April 1, 2003.	*

4.7	Amendment No. 1, dated as of November 29, 2003, to Note Purchase Agreement, dated as of April 1, 2003, among TBC Corporation, The Prudential Insurance Company of America, and certain of its affiliates, managed funds, and accounts purchasing Notes thereunder, was filed as Exhibit 4.3 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003.	*

4.8	Amendment No. 2, dated as of November 19, 2004, among TBC Corporation, TBC Private Brands, Inc., and the Noteholders party thereto, to Note Purchase Agreement, dated as of April 1, 2003 and amended by Amendment No. 1, dated as of November 29, 2003, was filed as Exhibit 4.4 to the TBC Corporation Current Report on Form 8-K dated November 19, 2004.	*

4.9	Form of Deed of Trust, Assignment of Leases and Security Agreement, dated March 31, 2003, executed by TBC Corporation in favor of JP Morgan Chase Bank, as Collateral Agent and beneficiary, was filed as Exhibit 4.4 to the TBC Corporation Current Report on Form 8-K dated April 1, 2003.	*

4.10	Amendment No. 1, dated November 29, 2003, to Deed of Trust, Assignment of Leases and Security Agreement, dated as of March 31, 2003, executed by TBC Corporation in favor of JP Morgan Chase Bank, as Collateral Agent and Beneficiary, was filed as Exhibit 4.4 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003.	*

4.11	Guarantee and Collateral Agreement, dated as of March 31, 2003, executed by TBC Corporation and the subsidiaries of TBC Corporation in favor of JPMorgan Chase Bank, as Collateral Agent, was filed as Exhibit 4.5 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003.	*

Located at
Manually
Numbered Page
4.12	First Amendment, dated November 29, 2003, to Guarantee and Collateral Agreement, dated as of March 31, 2003, executed by TBC Corporation and the subsidiaries of TBC Corporation in favor of JPMorgan Chase Bank, as Collateral Agent, was filed as Exhibit 4.6 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003.	*

4.13	Assumption Agreement, dated as of November 19, 2004, between TBC Corporation (formerly known as TBC Parent Holding Corp.) and JPMorgan Chase Bank, as Collateral Agent, was filed as Exhibit 4.2 to the TBC Corporation Current Report on Form 8-K dated November 19, 2004.	*

4.14	Intercreditor Agreement, dated as of March 31, 2003, among various secured lenders to TBC Corporation, was filed as Exhibit 4.7 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003.	*

4.15	First Amendment, dated as of November 29, 2003, to Intercreditor Agreement, dated March 31, 2003, among various secured lenders to TBC Corporation, was filed as Exhibit 4.8 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003.	*

4.16	Other long-term debt instruments.	#

(10)	MATERIAL CONTRACTS:

Management Contracts and Compensatory Plans or Arrangements

10.1	Form of Trust Agreement (between the Company and certain executive officers - 1/1/98 version) was filed as Exhibit 10.1 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2003.	*

10.2	TBC Corporation 2000 Stock Option Plan was filed as Exhibit 4.3 to the TBC Corporation Registration Statement on Form S-8 (Reg. No. 333-48802) filed on October 27, 2000.	*

10.3	TBC Corporation 1989 Stock Incentive Plan, as amended and restated August 9, 2002, was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.	*

10.4	TBC Corporation 2004 Incentive Plan was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.	*

10.5	Form of Restricted Share Grants to Executive Officers under the TBC Corporation 1989 Stock Incentive Plan was filed as Exhibit 10.2 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.	*

10.6	Form of Incentive Stock Options Granted to Executive Officers under the TBC Corporation 1989 Stock Incentive Plan was filed as Exhibit 10.3 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.	*

10.7	Form of Nonqualified Stock Options Granted to Executive Officers under the TBC Corporation 1989 Stock Incentive Plan was filed as Exhibit 10.4 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.	*

10.8	Form of Incentive Stock Options, Including Reload Feature, Granted to Executive

Located at
Manually
Numbered Page
	Officers under the TBC Corporation 2000 Stock Option Plan was filed as Exhibit 10.5 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.	*

10.9	Form of Nonqualified Stock Options, Including Reload Feature, Granted to Executive Officers under the TBC Corporation 2000 Stock Option Plan was filed as Exhibit 10.6 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.	*

10.10	Form of Stock Options, Including Reload Feature, Granted to Executive Officers under the TBC Corporation 2000 Stock Option Plan was filed as Exhibit 10.7 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.	*

10.11	Form of Stock Options Granted to Executive Officers under the TBC Corporation 2004 Incentive Plan was filed as Exhibit 10.2 to the TBC Corporation Current Report on Form 8-K dated March 1, 2005.	*

10.12	Executive Employment Agreement between the Company and Lawrence C. Day, amended and restated as of September 1, 2002 (without Exhibit A thereto, which is substantially identical to the form of Trust Agreement referenced in Exhibit 10.1), was filed as Exhibit 10.2 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.	*

10.13	Executive Employment Agreement, dated as of October 31, 2000, between the Company and Kenneth P. Dick (without Exhibit A thereto, which is substantially identical to the form of Trust Agreement referenced in Exhibit 10.1), was filed as Exhibit 10.7 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2000.	*

10.14	Executive Employment Agreement, dated as of January 19, 2001, between the Company and Thomas W. Garvey (without Exhibit A thereto, which is substantially identical to the form of Trust Agreement referenced in Exhibit 10.1), was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.	*

10.15	Employment Agreement, dated as of May 8, 2000, between TBC Corporation and Orland Wolford, together with Assignment and Assumption, effective as of June 5, 2000, between TBC Corporation and Tire Kingdom, Inc., was filed as Exhibit 10.3 to the TBC Corporation Current Report on Form 8-K dated March 1, 2005.	*

10.16	TBC Corporation Deferred Compensation Plan for Directors (Effective January 1, 1989 and Amended Effective July 1, 1992 and March 2, 2005) was filed as Exhibit 10.1 to the TBC Corporation Current Report on Form 8-K dated March 1, 2005.	*

10.17	TBC Corporation Management Incentive Compensation Plan, effective January 1, 1997, was filed as Exhibit 10.9 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2002.	*

10.18	TBC Corporation Executive Supplemental Retirement Plan, as amended through August 1, 1997, was filed as Exhibit 10.10 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2002.	*

10.19	TBC Corporation Executive Retirement Plan was filed as Exhibit 10.11 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2003.	*

Located at
Manually
Numbered Page
10.20	TBC Corporation Executive Deferred Compensation Plan, effective August 1, 1999.	**

10.21	TBC Corporation Long Term Incentive Plan, effective January 1, 2002, was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.	*

10.22	Resolutions establishing fees payable to directors of TBC Corporation, as adopted by TBC Corporation Board of Directors on August 9, 2002, were filed as Exhibit 10.14 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2002.	*

10.23	TBC Corporation Senior Executive Professional Services Reimbursement Program was filed as Exhibit 10.1 to the TBC Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.	*

Other Material Contracts

10.24	Transition Services Agreement, dated November 29, 2003, by and between TBC Corporation and Sears, Roebuck & Co., was filed as Exhibit 10.1 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003.	*

10.25	Purchase Agreement and Escrow Instructions, dated October 23, 2003, between TBC Corporation and Realty Income Corporation or its assignee (including Crest Net Lease, Inc. and Realty Income Texas Properties, L.P.), including as Exhibit B thereto the form of Land and Building Lease Agreement to be executed by NTW Incorporated, together with a schedule setting forth certain information with respect to the leases so executed by NTW Incorporated, was filed as Exhibit 10.2 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003.	*

10.26	Joinder Agreement, executed effective as of November 21, 2003, by TBC Corporation in favor of Realty Income Corporation, Crest Net Lease, Inc., Realty Income Texas Properties, L.P., and their successors and assigns, was filed as Exhibit 10.3 to the TBC Corporation Current Report on Form 8-K dated November 29, 2003.	*

10.27	Form of TBC Corporation’s standard Distributor Agreement was filed as Exhibit 10.13 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2000.	*

10.28	Form of Franchise Agreement in use by Big O Tires, Inc. was filed as Exhibit 10.14 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2001.	*

10.29	Agreement, dated October 1, 1977, between TBC Corporation and The Kelly-Springfield Tire Company, including letter dated June 30, 1978, was filed as Exhibit 10.6 to TBC Corporation Registration statement on Form S-1, filed on April 21, 1983 (Reg. No. 2-83116).	*

10.30	Ten-Year Commitment Agreement, dated March 21, 1994, between the Company and The Kelly-Springfield Tire Company, was filed as Exhibit 10.16 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2000.	*

10.31	Extension Agreement, dated November 4, 2003, between the Company and The Goodyear Tire & Rubber Company was filed as Exhibit 10.23 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2003.	*

Located at
Manually
Numbered Page
10.32	Agreement, effective January 1, 1994, between the Company and Cooper Tire & Rubber Company, was filed as Exhibit 10.17 to the TBC Corporation Annual Report on Form 10-K for the year ended December 21, 2000.	*

10.33	Amendment, effective May 17, 2000, to Agreement between the Company and Cooper Tire & Rubber Company, was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.	*

10.34	Agreement, effective January 1, 2002, between the Company and Cooper Tire & Rubber Company, was filed as Exhibit 10.19 to the TBC Corporation Annual Report on Form 10-K for the year ended December 31, 2001.	*

10.35	2004-2005 Dealer Agreement, effective as of April 1, 2004, between TBC Corporation and Michelin Americas Small Tires, a division of Michelin North America, Inc., was filed as Exhibit 10.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.	*

(18)	LETTER RE CHANGE IN ACCOUNTING PRINCIPLES:

18.1	Letter, dated July 22, 2004, from PricewaterhouseCoopers LLP was filed as Exhibit 18.1 to the TBC Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.	*

(21)	SUBSIDIARIES OF THE COMPANY:

21.1	List of the names and jurisdictions of incorporation of the subsidiaries of the Company.	**

(23)	CONSENTS OF EXPERTS AND COUNSEL:

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public, Accounting Firm incorporation by reference of their reports dated April 27, 2005 Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the Company’s 1989 Stock Incentive Plan (Reg. No. 33-43166) and in the Registration Statement on Form S-8 for the Company’s 2000 Stock Option Plan (Reg. No. 333-48802).	**

(24)	POWER OF ATTORNEY:

24.1	Power of attorney of each person who signed this Annual Report on Form 10-K on behalf of another pursuant to a power of attorney.	**

(31)	RULE 13a — 14(a)/15(d)-14(a) CERTIFICATIONS:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of TBC Corporation in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.	**

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of TBC Corporation in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.	**

(32)	SECTION 1350 CERTIFICATIONS:

32.1	Section 1350 Certification of Chief Executive Officer of TBC Corporation in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Section 1350 Certification of Chief Financial Officer of TBC Corporation in

Located at
Manually
Numbered Page
accordance with Section 906 of the Sarbanes-Oxley Act of 2002.	**

*	Indicates that the Exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

**	Filed herewith.

#	With respect to any other instrument defining the rights of holders of long-term debt, the amount of securities authorized under any such instrument does not exceed 10% of the total assets of TBC Corporation and its subsidiaries on a consolidated basis. A copy of any such instrument will be furnished to the Commission upon request.