Form 10-Q/A
period 2005-03-31
TBC CORP
filed 2005-09-02
CIK 718449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A – 1

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
Registrant’s telephone number, including area code: (561) 227-0955
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
22,444,519 Shares of Common Stock were outstanding as of March 31, 2005.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 6. Exhibits
SIGNATURE
INDEX TO EXHIBITS
Ex-10.2 Stock Option granted to Lawrence C. Day on March 29, 2005
Ex-10.3 Grant of Restricted Shares to Lawrence C. Day, dated March 29, 2005
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 CFO CERTIFICATION

Explanatory Note
     The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of TBC Corporation for the quarter ended March 31, 2005 is to restate the Company’s consolidated financial statements for the quarters ended March 31, 2005 and 2004 and related disclosures, included therein. Additional information about the decision to restate these financial statements can be found in the Company’s Current Report on Form 8-K, dated July 21, 2005. The corrections are to properly account for leases acquired as part of purchase business combinations. The Company is also restating in order to properly reflect the adoption of Statement on Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” as of the first quarter of 2003. See Note 2 to the consolidated financial statements for additional discussion on this matter.
     This Form 10-Q/A includes all of the information contained in the original report on Form 10-Q, and no attempt has been made in this Form 10-Q/A to modify or update the disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 10, 2005. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following items have been amended as a result of the restatement:
Part I — Item 1 — Financial Statements and Supplementary Data
Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II — Item 4 — Controls and Procedures
     The Company has not amended and does not intend to amend its previously-filed Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for periods affected by the restatement other than the Form 10-K for the fiscal year ended December 31, 2004 and the Form 10-Q for the fiscal quarter ended March 31, 2005. For this reason, the consolidated financial statements, auditors’ reports and related financial information for the affected periods contained in any other prior reports should no longer be relied upon.

PART I. FINANCIAL INFORMATION
     Item 1.Financial Statements
TBC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	RESTATED	RESTATED
	(See Note 2)	(See Note 2)
	March 31,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,433	$2,832

Accounts and notes receivable, less allowance for doubtful accounts of $8,823 on March 31, 2005 and $9,307 on December 31, 2004:
Related parties	37,260	32,149
Other	127,818	117,812

Total accounts and notes receivable	165,078	149,961

Inventories	298,087	291,745
Deferred income taxes	24,929	24,790
Other current assets	17,014	19,270

Total current assets	506,541	488,598

PROPERTY, PLANT AND EQUIPMENT, AT COST:

Land and improvements	8,003	10,400
Buildings and leasehold improvements	109,503	110,478
Furniture and equipment	107,483	105,232

	224,989	226,110
Less accumulated depreciation	79,627	73,662

Total property, plant and equipment	145,362	152,448

TRADEMARKS, NET	15,824	15,824

GOODWILL, NET	168,641	168,552

OTHER ASSETS	40,523	39,331

TOTAL ASSETS	$876,891	$864,753

See accompanying notes to consolidated financial statements.

TBC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	RESTATED	RESTATED
	(See Note 2)	(See Note 2)
	March 31,	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Outstanding checks, net	$13,440	$30,368

Accounts payable, trade	162,452	128,656

Notes payable to banks	55,408	41,013

Current portion of long-term debt and capital lease obligations	41,243	41,216

Federal and state income taxes payable	1,773	17,790

Accrued warranty reserves	19,516	19,667

Other current liabilities	73,245	71,278

Total current liabilities	367,077	349,988

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	155,653	167,349

NONCURRENT LIABILITIES	34,283	34,383

DEFERRED INCOME TAXES	9,871	10,366

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.10 par value, shares issued and outstanding - 22,444 on March 31, 2005 and 22,312 on December 31, 2004	2,244	2,231

Additional paid-in capital	30,260	28,882

Deferred compensation	(1,205)	(789)

Accumulated other comprehensive loss	(1,278)	(1,570)

Retained earnings	279,986	273,913

Total stockholders’ equity	310,007	302,667

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$876,891	$864,753

See accompanying notes to consolidated financial statements.

TBC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	RESTATED	RESTATED
	(See Note 2)	(See Note 2)
	2005	2004
NET SALES*	$466,372	$433,841

COST OF SALES	292,268	272,824

GROSS PROFIT	174,104	161,017

EXPENSES:
Distribution expenses	18,890	17,117
Selling, administrative and retail store expenses	142,192	132,104
Interest expense — net	4,951	4,102
Other income	(1,433)	(718)

Total Expenses	164,600	152,605

INCOME BEFORE INCOME TAXES	9,504	8,412

PROVISION FOR INCOME TAXES	3,431	3,012

NET INCOME	$6,073	$5,400

EARNINGS PER SHARE -
Basic	$0.27	$0.24

Diluted	$0.26	$0.23

Weighted Average Common Shares Outstanding -
Basic	22,355	22,021

Diluted	23,386	23,256

*	Including sales to related parties of $27,723 and $25,261 for the three months ended March 31, 2005 and 2004, respectively.
See accompanying notes to consolidated financial statements.

TBC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

				Accumulated
				Compre-				Total
	Common Stock		Additional	hensive				Compre-
	Number of		Paid-In	Income	Deferred	Retained		hensive
	Shares	Amount	Capital	(Loss)	Compensation	Earnings	Total	Income
BALANCE, DECEMBER 31, 2003 AS PREVIOUSLY REPORTED	21,905	$2,190	$23,898	$(1,637)	$—	$238,657	$263,108

Opening retained earnings change for restatement (See Note 2)	—	—	—	—	—	(1,940)	(1,940)
Net income for period (restated)	—	—	—	—	—	5,400	5,400

Issuance of common stock under stock option and incentive plans net of amortization of deferred compensation	225	23	1,954	—	(335)	—	1,642
Tax benefit from exercise of stock options	—	—	957	—	—	—	957
Comprehensive income:
Net income (restated)							—	$5,400
Interest rate swap agreement, net of tax	—	—	—	51	—	—	51	51
Foreign currency translation adjustment	—	—	—	270	—	—	270	270

Other comprehensive income	—	—	—	—	—	—	—	321

Total comprehensive income (restated)	—	—	—	—	—	—	—	$5,721

BALANCE, MARCH 31, 2004 AS RESTATED	22,130	$2,213	$26,809	$(1,316)	$(335)	$242,117	$269,488

BALANCE, JANUARY 1, 2005 AS RESTATED	22,312	$2,231	$28,882	$(1,570)	$(789)	$273,913	$302,667

Net income for period (restated)	—	—	—	—	—	6,073	6,073
Issuance of common stock under stock option and incentive plans, net of amortization of deferred compensation	132	13	1,295	—	(416)	—	892
Tax benefit from exercise of stock options	—	—	83	—	—	—	83
Comprehensive income:
Net income (restated)	—	—	—	—	—	—	—	$6,073
Interest rate swap agreement, net of tax	—	—	—	88	—	—	88	88
Foreign currency translation adjustment	—	—	—	204	—	—	204	204

Other comprehensive income	—	—	—	—	—	—	—	292

Total comprehensive income (restated)	—	—	—	—	—	—	—	$6,365

BALANCE, MARCH 31, 2005 AS RESTATED	22,444	$2,244	$30,260	$(1,278)	$(1,205)	$279,986	$310,007

See accompanying notes to consolidated financial statements.

TBC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	RESTATED	RESTATED
	(See Note 2)	(See Note 2)
	2005	2004
Operating Activities:
Net income	$6,073	$5,400
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,987	6,734
Amortization of intangible assets	19	18
Amortization of deferred financing costs	492	491
Amortization of other deferred compensation	67	80
Provision for doubtful accounts and notes	1,113	1,009
Gain on sale of fixed assets	(305)	(5)
Deferred income taxes	(633)	896
Equity in net earnings from joint ventures	(1,124)	(223)
Changes in operating assets and liabilities net of effect of assets acquired:
Receivables	(16,319)	(31,379)
Inventories	(6,342)	(17,877)
Other current assets	2,511	(1,361)
Other assets	(581)	(445)
Accounts payable, trade	34,086	43,442
Federal and state income taxes refundable or payable	(15,933)	(538)
Other current liabilities	1,817	(7,847)
Noncurrent liabilities	(101)	(31)

Net cash provided by (used in) operating activities	11,827	(1,636)

Investing Activities:
Purchase of property, plant and equipment	(3,941)	(6,846)
Investments in joint ventures, net of distributions received	—	(798)
Proceeds from asset dispositions	4,025	192

Net cash provided by (used in) investing activities	84	(7,452)

Financing Activities:
Net bank borrowings under short-term borrowing arrangements	14,395	15,300
(Decrease) increase in outstanding checks, net	(16,928)	301
Payments of long-term debt and capital lease obligations	(11,669)	(5,095)
Issuance of common stock under stock incentive plans	892	1,642

Net cash (used in) provided by financing activities	(13,310)	12,148

(Decrease) increase in cash and cash equivalents	(1,399)	3,060
Cash and cash equivalents:
Balance — Beginning of year	2,832	2,645

Balance — End of period	$1,433	$5,705

(Continued)

TBC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	Restated	Restated
	(See Note 2)	(See Note 2)
	2005	2004
Supplemental Disclosures of Cash Flow Information:
Cash paid for — Interest	$4,386	$3,542
Cash paid for — Income taxes	20,030	2,767

Supplemental Disclosures of Non-Cash Financing Activity:
Tax benefit from exercise of stock options	$83	$957
Issuance of restricted stock under stock incentive plan, net	416	335
See accompanying notes to consolidated financial statements.

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The December 31, 2004 condensed consolidated balance sheet has been restated as discussed in Note 2 “Restatement” of this Form 10-Q. The condensed consolidated balance sheet, statement of income, stockholders’ equity and cash flow for the period ended March 31, 2005 have been prepared by the Company without audit. The restated consolidated statements of income, stockholders’ equity and cash flow, as discussed in Note 2 “Restatement” of this Form 10Q, for the period ended March 31, 2004, have been prepared by the Company, without audit. It is Management’s opinion that these statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2005 and for all periods presented. Additionally, certain previously reported amounts have been reclassified to conform to the current financial statement presentation with no impact on previously reported net income or stockholders’ equity. The revised classification amounts were comprised of a change between distribution expenses and cost of sales for the three and six months ended March 31, 2004. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. Actual results could differ from those estimates.
     The Company’s 2004 Annual Report on Form 10-K/A includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements. The reader of this Form 10-Q may wish to refer to Company’s 2004 Annual Form 10-K/A for the summary of significant accounting policies, which were unaffected by the restatement discussed below, as well as certain other footnote disclosures and information normally included in financial statements prepared in accordance with generally accepted accounting principles, which have been condensed or omitted for the purposes of this quarterly report. The Company amended the Form 10-K/A for the fiscal year ended December 31, 2004 to restate the financial statements contained therein to correct the accounting for acquired leases and asset retirement obligations as discussed in Note 2 “Restatement”.

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Restatement
     The Company has reviewed its lease-related accounting policies pertaining to acquired leases and determined that it should correct for an error its computation of straight-line rent expense, the related deferred rent liability and goodwill. Historically, when accounting for leases acquired as part of purchase business combinations, the Company evaluated the lease term in order to determine the period over which to record straight-line rents. After performing this assessment, the Company had incorrectly recorded a deferred rent liability at the date of acquisition and the Company straight-lined rents by amortizing the deferred rent liability over the lease term. The Company has now determined that it should have eliminated the deferred rent liability on its acquired leases and recorded leases at their fair values. Consequently, the Company’s straight-line rent expense for the years ended December 31, 2000 through 2004 and the first quarter of 2005 was understated. Accordingly, previously reported retained earnings as of December 31, 2004 has been decreased by $2.0 million.
     In addition, the Company is restating its financial statements to record an asset retirement obligation in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). The Company has determined that certain leases require that the premises be returned to its original condition, reflecting normal wear and tear, upon lease termination. As a result, the Company will incur costs, primarily related to the removal of signage from its retail stores, at the lease termination. SFAS No. 143 requires that these costs be recorded at their fair value at lease inception. SFAS No. 143 was effective for periods beginning January 1, 2003 with the impact at adoption being reported as a cumulative effect of a change in an accounting principle. Accordingly, previously reported retained earnings as of December 31, 2004 has been decreased by $0.3 million to correct for this matter.
     The effect of the correction on the previously reported results of operations and earnings per share are reflected in the table below (in thousands):

			Asset
	As	Straight-line	Retirement
	Previously	Rent	Obligation	As
	Reported	Adjustment	Adjustment	Restated
Selling, administrative and retail store expenses
Three months ended March 31, 2004	$131,949	$131	$24	$132,104
Three months ended March 31, 2005	$141,983	$183	$26	$142,192

Net income
Three months ended March 31, 2004	$5,499	$(84)	$(15)	$5,400
Three months ended March 31, 2005	$6,207	$(117)	$(17)	$6,073

Basic earnings per share
Three months ended March 31, 2004	$0.25	$(0.01)	$—	$0.24
Three months ended March 31, 2005	$0.28	$(0.01)	$—	$0.27

Diluted earnings per share
Three months ended March 31, 2004	$0.24	$(0.01)	$—	$0.23
Three months ended March 31, 2005	$0.27	$(0.01)	$—	$0.26

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Restatement (Continued)
     The impact of the restatement on the condensed consolidated balance sheet as of December 31, 2004 is summarized below (in thousands):

	As	Straight-line	Retirement
	Previously	Rent	Obligation	As
	Reported	Adjustment	Adjustment	Restated
Property, Plant and Equipment, net	$152,173	$—	$275	$152,448
Goodwill, net	180,353	(11,962)	161	168,552
Total assets	876,279	(11,962)	436	864,753

Noncurrent liabilities	43,320	(9,939)	1,002	34,383
Deferred income taxes	10,613	23	(270)	10,366

Retained earnings	276,255	(2,046)	(296)	273,913

Total liabilities and stockholders’ equity	876,279	(11,962)	436	864,753
     The impact of the restatement on the condensed consolidated balance sheet as of March 31, 2005 is summarized below (in thousands):

			Asset
	As	Straight-line	Retirement
	Previously	Rent	Obligation	As
	Reported	Adjustment	Adjustment	Restated
Property, Plant and Equipment, net	$145,092	$—	$270	$145,362
Goodwill, net	180,442	(11,962)	161	168,641
Total assets	888,422	(11,962)	431	876,891

Noncurrent liabilities	43,016	(9,757)	1,022	34,281
Deferred income taxes	10,193	(43)	(279)	9,871

Retained earnings	282,462	(2,161)	(313)	279,988

Total liabilities and stockholders’ equity	888,422	(11,962)	431	876,891

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

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Segment Information (continued)
Segment information for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

	Retail	Wholesale	Total
Three Months ended March 31, 2005 (Restated)

Total assets	$574,108	$302,783	$876,891
Operating results -

Net sales to external customers	293,160	173,212	466,372

EBITDA	12,866	8,595	21,461
Depreciation and amortization			7,006
Interest expense, net			4,951

Income before income taxes			$9,504

Three Months ended March 31, 2004 (Restated)

Total assets	$521,060	$305,191	$826,251

Operating results -

Net sales to external customers	285,616	148,225	433,841

EBITDA	12,577	6,689	19,266
Depreciation and amortization			6,752
Interest expense, net			4,102

Income before income taxes			$8,412

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

	Three Months Ended
	March 31,
	RESTATED	RESTATED
	(See Note 2)	(See Note 2)
	2005	2004
Net income, as reported	$6,073	$5,400

Add: Stock-based compensation included in reported net income, net of tax effects	44	52

Less: Total stock-based compensation expense determined using fair value assumptions, net of tax effects	(817)	(725)

Pro forma net income	$5,300	$4,727

Earnings per share:
Basic — as reported	$0.27	$0.24

— pro forma	$0.24	$0.21

Diluted — as reported	$0.26	$0.23

— pro forma	$0.23	$0.20

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
8. Goodwill and Intangible Assets
     The component of Goodwill by segments are listed below (in thousands):

	RESTATED	RESTATED
	(See Note 2)	(See Note 2)
	March 31,	December 31,
	2005	2004
Goodwill
Retail segment	$163,026	$163,026
Wholesale segment	5,615	5,526

Total goodwill	$168,641	$168,552

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

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The following tables highlight the financial information, stated both as dollar amounts and as percentage, which is discussed in greater detail below:

	Three Months Ended March 31,
	RESTATED	RESTATED
	(See Note 2)	(See Note 2)	Fav/(Unfav)	Fav/(Unfav)
	2005	2004	Change	Change %
NET SALES	$466,372	$433,841	$32,531	7.5%

COST OF SALES	292,268	272,824	(19,444)	-7.1%

GROSS PROFIT	174,104	161,017	13,087	8.1%

EXPENSES:
Distribution expenses	18,890	17,117	(1,773)	-10.4%
Selling, administrative and retail store expenses	142,192	132,104	(10,088)	-7.6%
Interest expense — net	4,951	4,102	(849)	-20.7%
Other income	(1,433)	(718)	715	99.6%

Total expenses	164,600	152,605	(11,995)	-7.9%

INCOME BEFORE INCOME TAXES	9,504	8,412	1,092	13.0%

PROVISION FOR INCOME TAXES	3,431	3,012	(419)	-13.9%

NET INCOME	$6,073	$5,400	$673	12.5%

Results of Operations (Continued)

	Three Months Ended March 31,
	RESTATED	RESTATED
	(See Note 2)	(See Note 2)
	2005	2004
NET SALES	100.0%	100.0%

COST OF SALES	62.7%	62.9%

GROSS PROFIT	37.3%	37.1%

EXPENSES:
Distribution expenses	4.0%	3.9%
Selling, administrative and retail store expenses	30.5%	30.5%
Interest expense — net	1.1%	1.0%
Other income	-0.3%	-0.2%

Total expenses	35.3%	35.2%

INCOME BEFORE INCOME TAXES	2.0%	1.9%

PROVISION FOR INCOME TAXES	0.7%	0.7%

NET INCOME	1.3%	1.2%

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
Financial Condition
     At March 31, 2005, the Company’s financial position and liquidity were strong, with working capital of $139.5 million and stockholders’ equity of $310.0 million. During the first quarter of 2005, total cash generated by operating activities totaled $11.8 million and the net amount owed to banks and vendors (consisting of the combined balances of cash and cash equivalents, outstanding checks, notes payable to banks, and accounts payable) increased by $32.7 million from December 31, 2004 to March 31, 2005. Consequently, the Company was able to fund federal and state tax payments of $20.0 million and capital expenditures totaling $3.9 million during the first quarter of 2005. Capital expenditures, including those during the current quarter have historically been primarily for equipment and tire molds. The Company anticipates expending approximately $25.0 million in capital expenditures in 2005.
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
     Gross profit increased $13.1 million from $161.0 million, or 37.1% of net sales in the first quarter of 2004 to $174.1 million, or 37.3% of net sales in the first quarter of 2005. As a percentage of sales, gross profit increased compared to the first quarter of 2004 reflecting an increase in higher-margin mechanical services and private brand expansion in the Company’s retail segment and offset by the increased contribution by the Company’s wholesale segment. Gross profit percentages on sales by the Company’s retail and wholesale segments increased from 49.3% and 13.6%, respectively, in the first quarter of 2004 to 50.8% and 14.6%, respectively, in the current quarter.
     Distribution expenses increased $1.8 million from $17.1 million, or 3.9% of net sales in the first quarter of 2004 to $18.9 million, or 4.0% of net sales in the current quarter. The increases were primarily due to the increased tire unit volume and higher fuel prices, which were partially offset by the Company’s ability to leverage its fixed costs due to the increased sales volume.
     Selling, administrative and retail store expenses increased by $10.1 million from $132.1 million, or 30.5% of net sales in the first quarter of 2004 to $142.2 million, or 30.5% in the current quarter. The increase in dollars was principally due to the addition of 13 Company-operated retail stores as compared to the first quarter of 2004, approximately $3.0 million in incremental advertising expenses related to the aggressive promotion of the Company’s mechanical service offerings and $0.8 million in consulting fees related to the on-going assessment, documentation and testing of the Company’s internal control environment as required by Section 404 of the Sarbanes-Oxley Act.

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
     The Company recorded tax provisions of $3.4 million and $3.0 million in the first quarter of 2005 and 2004, respectively. The Company’s effective tax rate was 36.1% in the current quarter, compared to 35.8% in the first quarter of 2004. The Company expects its effective tax rate to increase; however, the actual rate will depend on a number of factors, including the amount of pre-tax income by jurisdiction and any incremental tax savings initiatives that might be identified and implemented.

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
Item 4. Controls and Procedures
     The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
     During the quarter ended March 31, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Consideration of the Restatement
     Management has considered, among other things, the control deficiency related to the accounting for leases, which resulted in the need to restate the Company’s previously issued financial statements as disclosed in Note 4 of Notes to Consolidated Financial Statements included in Item 8 of the Company’s 2004 Annual Report on Form 10-K/A and in Note 2 of Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” paragraph 29 and SAB Topic 5-F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders’ equity was not material to the financial statements of prior interim or annual periods; and (iii) that the Company decided to restate its previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current period reported net income, management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness. Furthermore, management concluded that the control deficiency that resulted in the restatement when aggregated with other deficiencies did not constitute a material weakness.

PART II. OTHER INFORMATION
Item 6. Exhibits
(a)	Exhibits – see Index to Exhibits.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TBC CORPORATION

August 31, 2005	By	/s/ Thomas W. Garvey

Thomas W. Garvey Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description
(10)	MATERIAL CONTRACTS

Management Contracts and Compensatory Plans or Arrangements

10.1	TBC Corporation Deferred Compensation Plan for Directors (Effective January 1, 1989 and Amended Effective July 1, 1992 and March 2, 2005) was filed as Exhibit 10.1 to the TBC Corporation Current Report on Form 8-K dated March 31, 2005 and is incorporated herein by reference.

10.2	Stock Option granted to Lawrence C. Day on March 29, 2005.

10.3	Grant of Restricted Shares to Lawrence C. Day, dated March 29, 2005.

(31)	RULE 13a-14(a) / 15d-14(a) CERTIFICATIONS

31.1	Certification by Lawrence C. Day pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by Thomas W. Garvey pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934

(32)	SECTION 1350 CERTIFICATIONS

32.1	Certification by Lawrence C. Day pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Thomas W. Garvey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002