Form 10-Q
period 2005-09-30
TBC CORP
filed 2005-11-09
CIK 718449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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
Registrant’s telephone number, including area code: (561) 227-0955
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
22,482,076 Shares of Common Stock were outstanding as of September 30, 2005.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TBC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
ASSETS

	September 30,	December 31,
	2005	2004

CURRENT ASSETS:

Cash and cash equivalents	$1,685	$2,832
Accounts and notes receivable, less allowance for doubtful accounts of $10,961 on September 30, 2005 and $9,307 on December 31, 2004:
Related parties	26,217	32,149
Other	140,340	117,812

Total accounts and notes receivable	166,557	149,961

Inventories	299,679	291,745
Deferred income taxes	27,099	24,790
Refundable federal and state income taxes	2,812	—
Other current assets	18,446	19,270

Total current assets	516,278	488,598

PROPERTY, PLANT AND EQUIPMENT, AT COST:

Land and improvements	7,444	10,400
Buildings and leasehold improvements	108,057	110,478
Furniture and equipment	110,086	105,232

	225,587	226,110
Less accumulated depreciation	90,129	73,662

Total property, plant and equipment	135,458	152,448

TRADEMARKS, NET	15,824	15,824

GOODWILL, NET	173,528	168,552

OTHER ASSETS	42,069	39,331

TOTAL ASSETS	$883,157	$864,753

See accompanying notes to consolidated financial statements.

TBC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2005	2004
CURRENT LIABILITIES:

Outstanding checks, net	$22,601	$30,368

Accounts payable, trade	120,892	128,656

Notes payable to banks	75,204	41,013

Current portion of long-term debt and capital lease obligations	17,610	41,216

Federal and state income taxes payable	—	17,790

Accrued warranty reserves	19,146	19,667

Other current liabilities	85,167	71,278

Total current liabilities	340,620	349,988

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION	155,111	167,349

NONCURRENT LIABILITIES	36,836	34,383

DEFERRED INCOME TAXES	12,514	10,366

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’EQUITY:
Common stock,$.10 par value, shares issued and outstanding—22,482 on September 30, 2005 and 22,312 on December 31, 2004	2,248	2,231

Additional paid-in capital	30,667	28,882

Deferred compensation	(1,028)	(789)

Accumulated other comprehensive loss	(1,126)	(1,570)

Retained earnings	307,315	273,913

Total stockholders’equity	338,076	302,667

TOTAL LIABILITIES AND STOCKHOLDERS’EQUITY	$883,157	$864,753

See accompanying notes to consolidated financial statements.

TBC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		RESTATED		RESTATED
		(See Note 2)		(See Note 2)
	2005	2004	2005	2004

NET SALES*	$521,597	$476,464	$1,470,344	$1,366,795

COST OF SALES	328,884	301,503	920,920	856,587

GROSS PROFIT	192,713	174,961	549,424	510,208

EXPENSES:
Distribution expenses	20,541	17,754	58,705	52,690
Selling, administrative and retail store expenses	145,289	137,762	428,398	407,845
Interest expense — net	4,563	4,690	14,546	13,895
Other income	(1,836)	(1,904)	(4,854)	(3,275)

Total expenses	168,557	158,302	496,795	471,155

INCOME BEFORE INCOME TAXES	24,156	16,659	52,629	39,053

PROVISION FOR INCOME TAXES	8,891	5,839	19,227	13,802

NET INCOME	$15,265	$10,820	$33,402	$25,251

EARNINGS PER SHARE —
Basic	$0.68	$0.49	$1.49	$1.14

Diluted	$0.65	$0.47	$1.43	$1.09

Weighted Average Common Shares
Outstanding —
Basic	22,476	22,254	22,431	22,159
Diluted	23,513	23,237	23,439	23,274

*	Including sales to related parties of $29,278 and $34,086 and $79,942 and $86,699 for three and nine months ended September 30, 2005 and 2004, respectively.
See accompanying notes to consolidated financial statements.

TBC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

				Accumulated
				Compre-				Total
	Common Stock		Additional	hensive		Restated		Compre
	Number of		Paid-In	Income	Deferred	Retained		hensive
	Shares	Amount	Capital	(Loss)	Compensation	Earnings	Total	Income

BALANCE, DECEMBER 31, 2003	21,905	$2,190	$23,898	$(1,637)	$—	$236,717	$261,168

Opening retained earnings change for
Net income for period (restated)	—	—	—	—	—	25,251	25,251
Issuance of common stock under stock option and incentive plans net of amortization of deferred compensation	361	37	3,029	—	—	—	3,066
Tax benefit from exercise of stock options	—	—	1,564	—	—	—	1,564
Comprehensive income:
Net income (restated)							—	$25,251
Interest rate swap agreement, net of tax	—	—	—	154	—	—	154	154
Foreign currency translation adjustment	—	—	—	202	—	—	202	202

Other comprehensive income								356

Total comprehensive income (restated)								$25,607

BALANCE, SEPTEMBER 30, 2004, AS RESTATED	22,266	$2,227	$28,491	$(1,281)	$—	$261,968	$291,405

BALANCE, DECEMBER 31, 2004	22,312	$2,231	$28,882	$(1,570)	$(789)	$273,913	$302,667

Net income for period	—	—	—	—	—	33,402	33,402
Issuance of common stock under stock option and incentive plans, net of amortization of deferred compensation	170	17	1,702	—	(415)	—	1,304
Tax benefit from exercise of stock options	—	—	83	—	—	—	83
Deferred compensation	—	—	—	—	176	—	176
Comprehensive income:
Net income							—	$33,402
Interest rate swap agreement, net of tax	—	—	—	208	—	—	208	208
Foreign currency translation adjustment	—	—	—	236	—	—	236	236

Other comprehensive income								444

Total comprehensive income								$33,846

BALANCE, SEPTEMBER 30, 2005	22,482	$2,248	$30,667	$(1,126)	$(1,028)	$307,315	$338,076

See accompanying notes to consolidated financial statements.

TBC CORPORATION
CONSOLIDATED STATEMENTS OF CASHFLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
		RESTATED
		(See Note 2)
	2005	2004
Operating Activities:
Net income	$33,402	$25,251
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	20,142	19,943
Amortization of intangible assets	253	56
Amortization of deferred financing costs	1,278	1,475
Amortization of other deferred compensation	244	—
Provision for doubtful accounts and notes	4,316	3,683
Gain on sale of fixed assets	44	71
Deferred income taxes	(158)	(51)
Equity in net earnings from joint ventures	(3,581)	(1,537)
Changes in operating assets and liabilities net of effect of businesses acquired:
Receivables	(21,226)	(36,651)
Inventories	(8,905)	(23,204)
Other current assets	4,971	(2,307)
Other assets	849	(3,270)
Accounts payable, trade	(7,322)	(11,578)
Federal and state income taxes refundable or payable	(20,518)	9,594
Other current liabilities	8,921	7,772
Noncurrent liabilities	2,022	3,187

Net cash provided by (used in) operating activities	14,732	(7,566)

Investing Activities:
Purchase of property, plant and equipment	(12,964)	(18,116)
Investments in joint ventures, net of distributions received	—	(708)
Proceeds from asset dispositions	6,186	1,592

Net cash used in investing activities	(6,778)	(17,232)

Financing Activities:
Net bank borrowings under short-term borrowing arrangements	34,191	43,000
(Decrease) increase in outstanding checks, net	(7,767)	1,567
Payments of long-term debt and capital lease obligations	(35,844)	(21,859)
Payments to secure credit facility	(985)	(17)
Issuance of common stock under stock incentive plans	1,304	2,666

Net cash (used in) provided by financing activities	(9,101)	25,357

(Decrease) increase in cash and cash equivalents	(1,147)	559
Cash and cash equivalents:
Balance — Beginning of year	2,832	2,645

Balance — End of period	$1,685	$3,204

(Continued)

TBC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
		Restated
		(See Note 2)
	2005	2004
Supplemental Disclosures of Cash Flow Information:
Cash paid for — Interest	$13,992	$12,503
Cash paid for — Income taxes	38,611	4,041

Supplemental Disclosures of Non-Cash Financing Activity:
Tax benefit from exercise of stock options	$83	$1,564
Issuance of restricted stock under stock incentive plan, net	415	400

Supplemental Disclosures of Non-Cash Investing Activity:
On April 1, 2003, the Company completed the acquisition of Merchant’s, Incorporated. The purchase price included a contingent earnout payment payable based on earnings. A portion of the earnout was recorded during September 2005 for $4,752. The earnout was accounted for under the purchase method as follows:

Goodwill	$4,752
Cash paid	—

Liabilities assumed	$4,752

On August 1, 2005, the Company acquired certain assets of Palmetto Tire for a purchase price of $225. The acquisition was accounted for under the purchase method as follows:
Estimated fair value of assets acquired	$90
Goodwill	135
Obligations satisfied	(225)

Liabilities assumed	$—

See accompanying notes to consolidated financial statements.

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The condensed consolidated balance sheet, statement of income, stockholders’ equity and cash flow for the period ended September 30, 2005 have been prepared by the Company without audit. The restated consolidated statements of income, stockholders’ equity and cash flow, as discussed in Note 2 “Restatement” of this Form 10Q, for the nine month period ended September 30, 2004, have been prepared by the Company, without audit. It is Management’s opinion that these statements include all adjustments necessary to state fairly the financial position, results of operations and cash flows as of September 30, 2005 and 2004 and for all periods presented. Additionally, certain previously reported amounts have been reclassified to conform to the current financial statement presentation with no impact on previously reported net income or stockholders’ equity. The revised classification amounts were comprised of a change between distribution expenses and cost of sales for the three and nine months ended September 30, 2004. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.
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

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Restatement
     The Company has reviewed its lease-related accounting policies pertaining to acquired leases and determined that it should correct for an error in its computation of straight-line rent expense, the related deferred rent liability and goodwill. Historically, when accounting for leases acquired as part of purchase business combinations, the Company evaluated the lease term in order to determine the period over which to record straight-line rents. After performing this assessment, the Company had recorded an incorrect deferred rent liability at the date of acquisition and the Company straight-lined rent expense by amortizing the deferred rent liability over the lease term. The Company has now determined that it should have corrected the adjusted deferred rent liability to eliminate its deferred rent liability on its acquired leases and recorded the acquired leases at their fair values.
     In addition, the Company is restating its financial statements to record an asset retirement obligation in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). The Company has determined that upon lease termination certain leases require that the premises be returned to its original condition, reflecting normal wear and tear. As a result, the Company will incur costs, primarily related to the removal of signage from its retail stores, at the lease termination. SFAS No. 143 requires that these costs be recorded at their fair value at lease inception. SFAS No. 143 was effective for periods beginning January 1, 2003 with the impact at adoption being reported as a cumulative effect of a change in an accounting principle.
     The effect of the correction on the previously reported results of operations and earnings per share for the nine months ended September 30, 2004 are reflected in the table below (in thousands):

			Asset
	As	Straight-line	Retirement
	Previously	Rent	Obligation	As
	Reported	Adjustment	Adjustment	Restated

Selling, administrative and retail store expenses
Three months ended September 30, 2004	$137,606	$131	$25	$137,762
Nine months ended September 30, 2004	$407,379	$394	$72	$407,845

Net income
Three months ended September 30, 2004	$10,922	$(85)	$(17)	$10,820
Nine months ended September 30, 2004	$25,552	$(256)	$(45)	$25,251

Basic earnings per share
Three months ended September 30, 2004	$0.49	$(0.00)	$(0.00)	$0.49
Nine months ended September 30, 2004	$1.15	$(0.01)	$(0.00)	$1.14

Diluted earnings per share
Three months ended September 30, 2004	$0.47	$(0.00)	$(0.00)	$0.47
Nine months ended September 30, 2004	$1.10	$(0.01)	$(0.00)	$1.09

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted average common shares outstanding	22,476	22,254	22,431	22,159

Common share equivalents*	1,037	983	1,008	1,115

Weighted average common shares and equivalents outstanding	23,513	23,237	23,439	23,274

*	The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 39,754 and 385,923 shares of common stock were anti-dilutive and outstanding during the three and nine months ended September 30, 2005 and 2004, respectively.

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
     The Company evaluates the performance of its two segments based on earnings before interest, taxes, depreciation and amortization (“EBITDA”). Net sales by the wholesale segment to the retail segment are eliminated in consolidation and totaled $70.5 million and $185.3 million and $67.4 million and $187.8 million for the three and nine months ended September 30, 2005 and 2004, respectively. Such intersegment sales had no effect on the EBITDA of the individual reporting segments.

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Segment Information (continued)
Segment information for the three and nine months ended September 30, 2005 and 2004 areas follows (in thousands):

	Retail	Wholesale	Total
Period Ended September 30, 2005

Total assets	$626,069	$257,088	$883,157
Operating results —

Net sales to external customers
Three months ended	323,502	198,095	521,597
Nine months ended	931,965	538,379	1,470,344

Three months ended EBITDA reconciliation —
EBITDA	21,160	14,000	35,160
Depreciation and amortization of intangibles			6,441
Interest expense, net			4,563

Income before income taxes			$24,156

Nine months ended EBITDA reconciliation —
EBITDA	53,668	33,902	87,570
Depreciation and amortization of intangibles			20,395
Interest expense, net			14,546

Income before income taxes			$52,629

Period Ended September 30, 2004 (Restated — See Note 2)

Total assets	$568,717	$270,258	$838,975
Operating results —

Net sales to external customers
Three months ended	308,081	168,383	476,464
Nine months ended	892,452	474,343	1,366,795

Three months ended EBITDA reconciliation —
EBITDA	18,481	9,285	27,766
Depreciation and amortization of intangibles			6,417
Interest expense, net			4,690

Income before income taxes			$16,659

Nine months ended EBITDA reconciliation —
EBITDA	46,389	26,558	72,947
Depreciation and amortization of intangibles			19,999
Interest expense, net			13,895

Income before income taxes			$39,053

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Stock Option and Incentive Plans
     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Accordingly, no compensation expense has been recognized for the stock options granted in the periods ended September 30, 2005 and 2004. Using fair value assumptions specified in SFAS No. 123, the weighted average per share values of options granted during the nine months ended September 30, 2005 and 2004 were $6.11 and $9.44, respectively. There were no options granted during the quarter ended September 30, 2005. Had compensation cost for such option grants been determined using such assumptions, results for the three and nine months ended September 30, 2005 and 2004 would have been as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		RESTATED		RESTATED
		(See Note 2)		(See Note 2)
	2005	2004	2005	2004

Net income, as reported	$15,265	$10,820	$33,402	$25,251

Add: Stock-based compensation included in reported net income, net of tax effects	57	38	153	112

Less: Total stock-based compensation expense determined using fair value assumptions, net of tax effects	(1,029)	(802)	(2,802)	(2,340)

Pro forma net income	$14,293	$10,056	$30,753	$23,023

Earnings per share:
Basic — as reported	$0.68	$0.49	$1.49	$1.14

— pro forma	$0.64	$0.45	$1.37	$1.04

Diluted — as reported	$0.65	$0.47	$1.43	$1.09

— pro forma	$0.61	$0.43	$1.31	$0.99

     The fair value of each option granted during the nine months ended September 30, 2005 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield of 0%; expected lives of 4 and 5 years for 2005 and 2004, respectively; and interest rates based on risk-free governmental issues with maturities equal to the expected term of the option. The expected volatility percentages used for options granted during the nine months of 2005 and 2004 were 36.5% and 38.1%, respectively.

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Stock Option and Incentive Plans (Continued)
     In December 2004, the FASB issued FASB Statement No. 123(R), “Accounting for Stock-Based Compensation.” The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, typically the vesting period. For public entities, the revised statement indicated an effective date as of the beginning of the first interim or annual reporting period that begins after September 15, 2005. However, the Securities and Exchange Commission (the “Commission”) announced on April 14, 2005 a new rule, which allows companies to implement FASB Statement No. 123(R) at the beginning of the next fiscal year. The Company intends to adopt Statement No. 123(R) in compliance with the revised implementation date on January 1, 2006.
6. Variable Interest Entities
     In January 2003 and December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R provide guidance on the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (VIE’s), by the primary beneficiary of the entity and also require certain disclosures by primary beneficiaries and other significant variable interest holders. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. In applying FIN 46 for purposes of determining whether an entity is a VIE, the Company has reviewed arrangements created after that date in which it has: 1) an economic interest in an entity or obligations to that entity; 2) issued guarantees related to the liabilities of an entity; 3) transferred assets to an entity; 4) managed the assets of an entity; or 5) leased assets from an entity or provided that entity with financing. As of September 30, 2005, the Company has identified one hundred twenty-six (126) retail stores operated by Big O Tires franchisees that meet the VIE conditions due to lending, leasing or guarantee arrangements. These stores make retail tire sales and provide automotive services to consumers under the trade name of Big O Tires (“Big O”) through franchise agreements entered into with the Company’s subsidiary. Under the franchise agreements, Big O sells private-branded and other tires to the franchised stores and receives a 2% royalty on all revenues of the stores. As of September 30, 2005, the Company’s subsidiary had extended loans in the aggregate of $7.4 million, entered into leasing or subleasing arrangements for minimum payments totaling $33.0 million, and guaranteed loans or leases on behalf of these franchisees totaling $1.9 million. During the nine months ended September 30, 2005, Big O recorded product sales of $23.8 million and royalty fee revenues of $1.9 million related to these 126 franchised stores. During the nine months ended September 30, 2005, the stores themselves reported to Big O that they had retail sales totaling $94.1 million. The 126 retail stores are owned and/or operated by numerous entities and persons. The process of obtaining complete financial information for the stores was a lengthy one and in some instances the Company was unable to obtain certain financial information. In some instances, the Company evaluated these stores based on their economic characteristics and made certain assumptions in instances where financial information was not available. Based on these evaluations, at September 30, 2005, the Company was the primary beneficiary of four VIEs. However, the consolidation of those entities for which the Company is the primary beneficiary would not have a material impact on the Company’s consolidated financial statements and therefore, the four entities are not included in the consolidated results of operations of the Company for the nine months ended September 30, 2005.

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Goodwill and Intangible Assets
The component of Goodwill by segments are listed below (in thousands):

	September 30,	December 31,
	2005	2004
Goodwill
Retail segment	$167,913	$163,026
Wholesale segment	5,615	5,526

Total goodwill	$173,528	$168,552

     On April 1, 2003, the Company acquired all of the outstanding capital stock of Merchant’s, Incorporated (“Merchants”). The acquisition was accounted for as a purchase, with total consideration of $57,494,000 payable at closing plus up to $15 million payable in the future depending upon the performance of the existing Merchant’s retail stores during the five-year period beginning January 1, 2004 (the “Earnout”). Based on the performance of the retail stores, during the quarter ended September 30, 2005, the prior owners of Merchant’s were due an Earnout of $4.8 million which is recorded in the Consolidated Balance Sheet under other current liabilities with the offset to goodwill. Payments due under the Earnout agreement were properly accounted for as additional purchase consideration in goodwill in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations”, when the amount of the contingent payment was resolved and additional consideration was distributable. The remainder of the payments due under the Earnout agreement will be recorded when those contingent payments are resolved and the additional consideration is distributable, if earned.
     On August 1, 2005, the Company acquired certain assets of a retail customer, Livingston Tires, Inc. d/b/a Palmetto Tire (“Palmetto Tire”). The acquisition was made to satisfy outstanding obligations owed to the Company by Palmetto Tire. The acquisition was accounted for as a purchase, with total consideration of $225,000, which represented the satisfaction of the outstanding obligations which was offset by the acquisition of certain assets. The goodwill acquired with respect to Palmetto Tire totaled $134,560. The goodwill is deductible for tax purposes pursuant to the provisions of Internal Revenue Code (“IRC”) section 197.
     The net increase in goodwill also reflects an increase of $89,000 pertaining to the acquisition of the assets and certain liabilities of Southwest Tire and Supply, which was acquired by the Company in October of 2004. In connection with the acquisition of Southwest Tire and Supply, the Company continues to evaluate purchase costs allocated to the assets acquired. The Company may, from time to time, adjust the carrying value of these assets as more accurate information regarding these values becomes available. These adjustments have no impact on the Company’s cash flows but may alter the carrying value of the assets as reflected in the accompanying balance sheet.

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Goodwill and Intangible Assets (Continued)
     Indefinite-lived intangible assets were $0.4 million and $0.5 million at September 30, 2005 and December 31, 2004, respectively. Gross definite-lived intangible assets comprised of customer lists and non-compete agreements were $0.3 at September 30, 2005 and December 31, 2004 with related accumulated amortization of $183,000 and $139,000 at September 30, 2005 and December 31, 2004, respectively, were included in other assets in the Consolidated Balance Sheets. Amortization of definite-lived intangible assets was $18,000, $44,000 and $19,000 and $54,000 during the quarter and nine months ended September 30, 2005 and 2004, respectively. The estimated future amortization expense related to definite-lived intangible assets at September 30, 2005 is $74,000, $42,000, $37,000, $37,000 and $37,000 for 2005, 2006, 2007, 2008 and 2009, respectively.
8. Warranty Reserves
     The costs of anticipated adjustments for workmanship and materials that are the responsibility of the Company are estimated based on historical experience and charged against earnings currently. Management reviews these estimates on a regular basis and adjusts the warranty provisions as actual experience differs from historical estimates or other information becomes available. Reserves for future warranty claims and service, including those associated with acquired operations, totaled $24.6 million and $25.7 million at September 30, 2005 and December 31, 2004, respectively, of which $5.5 million and $6.0 million were classified as noncurrent liabilities at September 30, 2005 and December 31, 2004, respectively, in the balance sheets. The following table presents changes in the warranty reserves from December 31, 2004:

September 30,
2005

Warranty reserve, beginning of period	$25,667

Reserves established	5,240

Reserves utilized	(6,286)

Warranty reserve, end of period	$24,621

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Notes Payable to Banks and Long-Term Debt
     On June 17, 2005, the Company executed a new borrowing agreement with a group of 12 banks (“New Credit Facility”), which replaced its existing bank borrowing facilities. The New Credit Facility includes a term loan facility and a revolving loan facility, both of which mature on September 17, 2010. The revolving loan facility allows the Company to borrow up to $225 million, with the option to increase that amount by an additional $75 million. Interest under each of the new facilities is at the eurodollar rate plus a variable rate between 0.875% and 1.75% dependent on the Company’s leverage ratio. The New Credit Facility is collateralized by substantially all of the Company’s assets and contains certain cross-default provisions in conjunction with the long-term Senior Notes described below. The New Credit Facility requires the payment of certain commitment and administrative fees and contains certain financial covenants dealing with, among other things, the Company’s funded indebtedness, leverage, fixed charge coverage ratio, accounts receivable and inventories. The New Credit Facility also includes certain restrictions which affect the Company’s ability to incur additional debt, make certain investments, sell or place liens upon assets and provide guarantees.
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
     The Company was in compliance with all of its borrowing covenants as of September 30, 2005. A total of $75.2 million was borrowed and $131.4 million was available for borrowing under the revolving loan facility of the new credit facility at September 30, 2005. The combined weighted average interest rate on both short-term and long-term average borrowings at September 30, 2005 and 2004 was 6.87% and 5.94%, respectively.
10. Impact of Hurricane Katrina
     Twenty Company-owned retail locations suffered considerable damage from Hurricane Katrina in late August 2005 including property damage, power outages, water damage and other wind-related damage. The Company is still evaluating the full extent of the damage and other financial impacts caused by the hurricane in the affected areas of Florida, Louisiana and Mississippi.
     The Company has property, business interruption and related insurance coverage to mitigate the financial impact of this type of catastrophic event that is subject to deductible provisions based on the terms of the policies. Due to the nature and extent of the overall damage to the area, neither the Company nor its insurance representatives have been able to complete a full assessment of all impacted locations to determine the exact nature and cause of the losses. Based on these uncertainties, the Company estimates it has sustained damages of approximately $4.6 million, however, based on deductibles and limitations of the policies in effect, the Company’s financial exposure, net of insurance proceeds, is currently estimated to be in the range of $0.7 million to $1.5 million. Accordingly, the Company has elected to record the lower end of this range until more definitive information becomes available. These costs are reflected in the Consolidated Balance Sheet as a receivable of $3.9 million included in other current assets, an impairment of $1.0 million and $3.2 million in inventories and property, plant and equipment, respectively, and $0.3 million recorded in other current liabilities.
11. Subsequent Event

TBC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recent Hurricanes’ Impact
     The Company has sustained varying degrees of damage from Hurricane Wilma in late October 2005, including property damage, power outages, water damage and other wind-related damage. Fifty-two Company-owned retail locations were affected by the hurricane, of which all but three locations were operational as of November 7, 2005. The Company is still in the process of assessing the damages and financial impact from this hurricane. At this time, the Company estimates hurricane losses to impact results of operations during the quarter ended December 31, 2005 in the range of $750,000 to $1.0 million, net of applicable insurance proceeds.
     Of the twenty Company-owned retail locations affected by hurricane Katrina, all but five locations were operational as of November 7, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The following tables highlight the financial information, stated both as dollar amounts and as percentage, which is discussed in greater detail below:

	Three Months Ended September 30,
		RESTATED
		(See Note 2)	Fav/(Unfav)	Fav/(Unfav)
	2005	2004	Change	Change %

NET SALES	$521,597	$476,464	$45,133	9.5%

COST OF SALES	328,884	301,503	(27,381)	-9.1%

GROSS PROFIT	192,713	174,961	17,752	10.1%

EXPENSES:
Distribution expenses	20,541	17,754	(2,787)	-15.7%
Selling, administrative and retail store expenses	145,289	137,762	(7,527)	-5.5%
Interest expense — net	4,563	4,690	127	2.7%
Other income	(1,836)	(1,904)	(68)	-3.6%

Total expenses	168,557	158,302	(10,255)	-6.5%

INCOME BEFORE INCOME TAXES	24,156	16,659	7,497	45.0%

PROVISION FOR INCOME TAXES	8,891	5,839	(3,052)	-52.3%

NET INCOME	$15,265	$10,820	$4,445	41.1%

Results of Operations (Continued)

	Nine Months Ended September 30,
		RESTATED
		(See Note 2)	Fav/(Unfav)	Fav/(Unfav)
	2005	2004	Change	Change %

NET SALES	$1,470,344	$1,366,795	$103,549	7.6%

COST OF SALES	920,920	856,587	(64,333)	-7.5%

GROSS PROFIT	549,424	510,208	39,216	7.7%

EXPENSES:
Distribution expenses	58,705	52,690	(6,015)	-11.4%
Selling, administrative and retail store expenses	428,398	407,845	(20,553)	-5.0%
Interest expense — net	14,546	13,895	(651)	-4.7%
Other income	(4,854)	(3,275)	1,579	48.2%

Total expenses	496,795	471,155	(25,640)	-5.4%

INCOME BEFORE INCOME TAXES	52,629	39,053	13,576	34.8%

PROVISION FOR INCOME TAXES	19,227	13,802	(5,425)	-39.3%

NET INCOME	$33,402	$25,251	$8,151	32.3%

Results of Operations (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
		RESTATED		RESTATED
		(See Note 2)		(See Note 2)
	2005	2004	2005	2004

NET SALES	100.0%	100.0%	100.0%	100.0%

COST OF SALES	63.1%	63.3%	62.6%	62.7%

GROSS PROFIT	36.9%	36.7%	37.4%	37.3%

EXPENSES:
Distribution expenses	3.9%	3.7%	4.0%	3.9%
Selling, administrative and retail store expenses	27.9%	28.9%	29.1%	29.8%
Interest expense — net	0.9%	1.0%	1.0%	1.0%
Other income	-0.4%	-0.4%	-0.3%	-0.2%

Total expenses	32.3%	33.2%	33.8%	34.5%

INCOME BEFORE INCOME TAXES	4.6%	3.5%	3.6%	2.8%

PROVISION FOR INCOME TAXES	1.7%	1.2%	1.3%	1.0%

NET INCOME	2.9%	2.3%	2.3%	1.8%

Introduction
     The Company is one of the nation’s largest independent marketers of tires for the automotive replacement market. The Company has determined that its operating activities consist of two reportable operating segments: the Company’s Retail Division and the Company’s Wholesale Division. The Company operates and acts as a franchisor of retail tire and automotive service centers throughout the entire United States under the trade names Tire Kingdom, Merchant’s Tire & Auto Centers, National Tire & Battery and Big O Tires. The Company’s wholesale customers include retailers and other wholesalers, primarily in the United States, Canada and Mexico. As of September 30, 2005, the Company had a total of 1,174 retail locations consisting of 616 Company-operated and 558 franchised stores.
     The following discussion should be read in conjunction with the consolidated historical financial statements, including the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004. The Company has amended its Form 10-K/A for the fiscal year ended December 31, 2004 to restate the financial statements contained therein to correct the accounting for acquired leases and asset retirement obligations as discussed below.
Recent Events
     The Company has entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of September 18, 2005, with Sumitomo Corporation of America (“Parent”) and Traction Acquisition Corp. (“Merger Sub”), a wholly owned subsidiary of Parent.
     The Merger Agreement contemplates a merger (the “Merger”) whereby Merger Sub will be merged with and into the Company, and each outstanding share of common stock of the Company will be converted into the right to receive $35.00 in cash, without interest. Each stock option of the Company will be accelerated and cashed-out for an amount equal to the excess of $35.00 over its exercise price.
     The Board of Directors of the Company has unanimously approved the Merger Agreement. The Company, Parent and Merger Sub have made customary representations, warranties and covenants in the Merger Agreement. The Company’s covenants include that (i) the Company will conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the effective time of the Merger, (ii) the Company will not engage in certain kinds of transactions during such period, (iii) the Company will cause a meeting of the Company stockholders to be held to consider adoption of the Merger Agreement, (iv) subject to certain customary exceptions, the Board will recommend adoption by its stockholders of the Merger Agreement, (v) the Company will not solicit proposals relating to alternative business combination transactions, and (vi) subject to certain exceptions, the Company will not enter into discussions concerning or provide confidential information in connection with any proposals for alternative business combination transactions.
     Consummation of the Merger is subject to various closing conditions, including but not limited to, the satisfaction or waiver of conditions regarding the receipt of requisite regulatory approvals and the adoption of the Merger Agreement by the Company’s stockholders. A special meeting of the Company’s stockholders will be held at the executive offices of Tire Kingdom, Inc. located at 823 Donald Ross Road, Juno Beach, Florida 33408, on Tuesday, November 15, 2005, at 10:00 a.m., local time.
     The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, the Company may be required to pay Parent a termination fee of $29 million.
     The Merger Agreement contains representations and warranties of the Company, Merger Sub and Parent that they have made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the contract among the Company, Merger

Sub and Parent and may be subject to important qualifications and limitations agreed by and among them in connection with negotiating the terms of the Merger Agreement. Moreover, certain representations and warranties may not be accurate or complete as of any specified date, because, among other reasons, they are subject to a contractual standard of materiality different from those generally applicable to stockholders or they were used for the purpose of allocating risk among the parties thereto rather than establishing matters as facts. For the foregoing reasons, no person should rely on the representations and warranties in the Merger Agreement as statements of factual information.
     For further information regarding the Merger refer to the definitive proxy statement filed with the Securities and Exchange Commission on October 14, 2005.
Restatement
     Subsequent to the issuance of the Company’s 2004 financial statements, the Company reviewed its lease-related accounting policies pertaining to acquired leases and determined that it should correct its computation of straight-line rent expense, the related deferred rent liability and goodwill. In addition, the Company determined it needed to correct its accounting for the adoption of SFAS No. 143, “Accounting For Asset Retirement Obligations.” See Note 2 — “Restatement” for additional information. All amounts herein have been restated to reflect the above-mentioned corrections.
Financial Condition
     On September 17, 2005, the Company executed a new borrowing agreement with a group of 12 banks (“New Credit Facility”), which replaced its existing bank borrowing facilities. The New Credit Facility includes a term loan facility and a revolving loan facility, both of which mature on September 17, 2010. The revolving loan facility allows the Company to borrow up to $225 million, with the option to increase that amount by an additional $75 million. Interest under each of the new facilities is at the eurodollar rate plus a variable rate between 0.875% and 1.75% dependent on the Company’s leverage ratio. The New Credit Facility is collateralized by substantially all of the Company’s assets and contains certain cross-default provisions in conjunction with the long-term Senior Notes described below. The New Credit Facility requires the payment of certain commitment and administrative fees and contains certain financial covenants dealing with, among other things, the Company’s funded indebtedness, leverage, fixed charge coverage ratio, accounts receivable and inventories. The New Credit Facility also includes certain restrictions which affect the Company’s ability to incur additional debt, make certain investments, sell or place liens upon assets and provide guarantees.
     On September 17, 2005, the agreements under which the Company’s Series B,C and D Senior Notes were issued were amended to modify the interest rates payable thereunder and, among other things, incorporate all of the financial covenants and restrictions contained in the New Credit Facility. The Company’s obligations under the Senior Notes are collateralized by substantially all of the Company’s assets, with principal payments required to be made semi-annually and interest payable quarterly.
     The Company was in compliance with all of its borrowing covenants as of September 30, 2005. A total of $75.2 million was borrowed and $131.4 million was available for borrowing under the revolving loan facility of the new credit facility at September 30, 2005. The combined weighted average interest rate on both short-term and long-term average borrowings at September 30, 2005 and 2004 was 6.87% and 5.94%, respectively.
     At September 30, 2005, the Company’s financial position and liquidity were strong, with working capital of $175.7 million and stockholders’ equity of $338.1 million. During the nine months ended September 30, 2005, total cash generated by operating activities totaled $14.7 million and the net amount owed to banks and vendors (consisting of the combined balances of cash and cash equivalents, outstanding checks, notes payable to banks, and accounts payable) increased by $19.8 million from December 31, 2004 to September 30, 2005. Consequently, the Company was able to fund federal and state income tax payments of $38.6 million and capital expenditures totaling $13.0 million during the nine months ended September 30, 2005. Capital expenditures were primarily for equipment and tire molds. The Company anticipates expending approximately $25.0 million in capital expenditures in 2005.
     Current accounts and notes receivable increased by $16.6 million and inventories increased by $8.9 million compared to the December 31, 2004 levels, due largely to seasonal fluctuations. The number of days of sales in accounts receivable has decreased by approximately six days and number of days inventory on hand is relatively unchanged at September 30, 2005 compared to their levels at the end of 2004. The decrease in days in accounts receivable is a result of the benefits of various operational improvement initiatives.
Consolidated Results of Operations
Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004
     Net sales (which equals revenues from sales of products and mechanical services, plus franchise and royalty fees, less estimated returns, allowances and customer rebates) increased 9.5% during the third quarter of 2005 compared to the year-earlier level. The $45.1 million increase in total net sales included a $15.4 million, or a 5.0%, increase for the retail segment and a $29.7 million, or 17.6%, increase for the wholesale segment. Of the $15.4 million increase in retail net sales during the quarter, $5.5 million was due to increased tire sales and the remaining $9.9 million was primarily due to an increase in service revenues at Company-operated stores. The 10.5% increase in service revenues as compared to the third quarter of 2004 was mainly attributable to the Company’s execution of its strategic initiative of increasing its higher margin service revenues. The increase in retail tire sales dollars was primarily due to a 6.8% increase in the average retail tire sales price due to the pass-through of supplier cost increases and a favorable mix of higher priced performance tires. Net sales within the wholesale segment increased $29.7 million, or 17.6%, which was due to an increase in average tire sales prices of 10.9% and an increase in total unit tire volume of 4.6%. The increase in average tire sales prices was due to the pass-through of cost increases from suppliers and a favorable shift in the product mix toward specialty tire products. The increase in total unit tire volume was primarily due to an increase in sales of specialty tires.
     The percentage of total sales attributable to tires decreased from 75.3% in the third quarter of 2004 to 75.2% for the third quarter of 2005 due to the impact of service revenues contributed by the Company-operated retail stores. While as a percentage of total sales, sales attributable to tires decreased, the consolidated average tire sales price increased by 8.1%, as compared to the third quarter of 2004, which is a result of cost increases from suppliers and favorable changes in the product mix. Additionally, total unit tire volume in the third quarter of 2005 increased by 1.2% as compared to the third quarter of 2004 reflective of an increase in specialty tires by the wholesale segment which was partially offset by unfavorable market conditions affecting the retail segment. Unit tire shipments for the replacement tire industry as a whole increased approximately 2.4% in the third quarter of 2005 (based on preliminary data as of September 2005).
     Gross profit increased $17.8 million from $175.0 million, or 36.7% of net sales in the third quarter of 2004 to $192.7 million, or 36.9% of net sales in the third quarter of 2005. The increases are primarily due to the Company’s execution of its strategic initiative of increasing its higher margin service revenues by the Company’s retail segment coupled with a favorable shift in the product mix toward specialty tire products by the Company’s wholesale segment. Gross profit percentages on sales by the

Company’s retail segment increased from 49.0% in the third quarter of 2004 to 49.6% in the current quarter. Wholesale margins increased from 15.6% in the year-earlier third quarter to 16.3% in the current quarter.
     Distribution expenses increased $2.8 million from $17.8 million, or 3.7% of net sales in the third quarter of 2004 to $20.5 million, or 3.9% of net sales in the current quarter. The increases were primarily due to higher fuel prices, which were partially offset by the Company’s ability to leverage its fixed costs due to the increased sales volume.
     Selling, administrative and retail store expenses increased by $7.5 million from $137.8 million, or 28.9% of net sales in the third quarter of 2004 to $145.3 million, or 27.9% in the current quarter. The decrease as a percentage of net sales is due to the leveraging of the Company’s fixed cost base as a result of increased sales volume. Additionally, during the third quarter of 2004, the Company incurred $2.3 million in repair expenses related to damage caused by four major hurricanes.
     Net interest expense decreased $0.1 million in the third quarter of 2005 compared to the year-earlier level. During the third quarter of 2005 average borrowings decreased $47.6 million as compared to the third quarter of 2004. However, the decrease in borrowing levels was offset by an increase in the weighted average borrowing rate. The weighted average borrowing rate in the current quarter was approximately 70 basis points higher than in the third quarter of 2004 due principally to increases in LIBOR.
     Net other income in the third quarter of 2005 was relatively flat compared to the year-earlier levels. Net other income consists primarily of the Company’s equity interest in joint ventures and net gains and/or losses on sales of assets and miscellaneous other income and expense items.
     The Company’s effective tax rate was 36.8% in the current quarter, compared to 35.1% in the third quarter of 2004. The Company expects its effective tax rate to remain at its approximate current level for the remainder of the year; however, the actual rate will depend on a number of factors, including the amount of pre-tax income by jurisdiction and any incremental tax savings initiatives that might be identified and implemented.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004
     Net sales (which equals revenues from sales of products and mechanical services, plus franchise and royalty fees, less estimated returns, allowances and customer rebates) increased $103.5 million, or 7.6%, during the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, including a $39.5 million or 4.4%, increase for the retail segment and a $64.0 million, or 13.5%, increase for the wholesale segment. Of the $39.5 million increase in retail net sales during the nine months ended September 30, 2005, $7.6 million was due to increased tire sales and the remaining $31.9 million was primarily related to increased service revenues at Company-operated stores. The 12.0% increase in service revenues as compared to the nine months ended September 30, 2004 was mainly attributable to the Company’s execution of its strategic initiative of increasing its higher margin service revenues. The increase in retail tire sales dollars was primarily due to a 3.7% increase in the average retail tire sales price due to the pass-through of supplier cost increases and a favorable mix of higher priced performance tires. Net sales within the wholesale segment increased $64.0 million, or 13.5%, which was due to an increase in total unit tire volume of 4.0%, coupled with an increase in average tire sales prices of 8.5%. The increase in average tire sales prices was due to the pass-through of cost increases from suppliers and a favorable shift in the product mix toward specialty tire products. The increase in total unit tire volume was primarily due to an increase in sales of specialty tires.
     The percentage of total sales attributable to tires declined from 74.8% in the nine months ended September 30, 2004 to 74.2% for the nine months ended September 30, 2005, due to the impact of service revenues contributed by the Company-operated retail stores. While as a percentage of total sales, sales attributable to tires decreased, the consolidated average tire sales price increased by 5.4%, as compared to the third quarter of 2004, which is a result of cost increases from suppliers and favorable changes in the product mix. Additionally, total unit tire volume for the nine months ended September 30, 2005 increased by 1.2% as compared to the nine months ended September 30, 2004 reflective of an increase in specialty tires by the wholesale segment which was partially offset by unfavorable market conditions affecting the retail segment. Unit tire shipments for the replacement tire industry as a whole increased approximately 3.0% in the nine months ended September 30, 2005 (based on preliminary data as of September 2005).
     Gross profit increased $39.2 million from $510.2 million, or 37.3% of net sales in the nine months ended September 30, 2004 to $549.4 million, or 37.4% of net sales in the nine months ended September 30, 2005. The increases are primarily due to the Company’s execution of its strategic initiative of increasing its higher margin service revenues coupled with the sale of higher-margin specialty products by the Company’s wholesale segment. Gross profit percentages on sales by the Company’s retail segment increased from 49.4% during the nine months ended September 30, 2004 to 49.8% during the nine months ended September 30, 2005. This increase is due to an increase in higher-margin mechanical services and private brand penetration, which were partially offset by cost increases from suppliers driven by higher raw material costs, which the Company was unable to entirely pass through to retail customers, due to competitive pressures in certain markets. Wholesale margins increased from 15.1% in the nine months ended September 30, 2004 to 15.9% during the nine months ended September 30, 2005. The increase in gross profit margins at the wholesale segment was primarily driven by a favorable shift in the product mix toward specialty tire products.
     Distribution expenses increased $6.0 million from $52.7 million, or 3.9% of net sales in the nine months ended September 30, 2004 to $58.7 million, or 4.0% of net sales in the current nine months. The increases were primarily due to higher fuel prices, which were partially offset by the Company’s ability to leverage its fixed costs due to the increased sales volume.
     Selling, administrative and retail store expenses increased by $20.6 million from $407.8 million, or 29.8% of net sales in the nine months ended September 30, 2004 to $428.4 million, or 29.1% in the current nine months. The decrease as a percentage of net sales is due to the leveraging of the Company’s fixed cost base as a result of increased sales volume. Additionally, during the third quarter of 2004, the Company incurred $2.3 million in repair expenses related to damage caused by four major hurricanes.
     Net interest expense increased by $0.7 million, or 4.7%, in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase was due principally to an increase in average borrowing rates, which was partially offset by a decrease of $27.4 million in average borrowing levels as compared to the nine months ended September 30, 2004. The weighted average borrowing rates in the current period were approximately 90 basis points higher than in the nine months ended September 30, 2004 due principally to increases in LIBOR.
     Net other income in the nine months ended September 30, 2005 increased by $1.6 million compared to the nine months ended September 30, 2004. The change in other income was primarily due to an increase in equity earnings in joint ventures of which $0.5 million represents a one-time duty tax refund settlement. Net other income consists primarily of the Company’s equity interest in joint ventures and net gains and/or losses on sales of assets and miscellaneous other income and expense items.
     The Company’s effective tax rate was 36.5% in the nine months ended September 30, 2005, compared to 35.3% in the nine months ended September 30, 2004. The Company expects its effective tax rate to remain at its current level for the remainder of the current year; however, the actual rate will depend on a number of factors, including the amount of pre-tax income by jurisdiction and any incremental tax savings initiatives that might be identified and implemented.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The Company is exposed to certain financial market risks. The most predominant of these risks is the fluctuation in interest rates associated with bank borrowings, since changes in interest expense affect the Company’s operating results. At September 30, 2005, the Company owed a total of $170.2 million to banks under its credit facilities, of which $161.5 million was not hedged by interest-rate swap agreements and was thus subject to market risk for a change in interest rates. If interest rates increase by 25 basis points, the Company’s annual interest expense would increase by approximately $0.4 million based on the outstanding balance, which was not hedged at September 30, 2005. At September 30, 2005, the fair market value of the interest rate swap was $50,000, which is recorded as a component of other current liabilities.
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

Changes in Internal Control Over Financial Reporting
     During the quarter ended September 30, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In April 2005, certain restricted shares granted to non-employee directors of the Company under the Company’s 1989 Stock Incentive Plan (the “Plan”) were scheduled to vest. Under the terms of the Plan, upon the vesting of these shares, the stock options granted in tandem with the shares would have expired.
     On April 22, 2005, seven non-employee directors exercised tandem options to purchase shares of the Company’s Common Stock, six by paying the aggregate option exercise price in cash and one by delivering already-owned shares of the Company’s Common Stock having a fair market value (based on the closing price of the Company’s stock on that date) equal to the aggregate option exercise price. The aggregate total number of shares of its Common Stock issued by the Company to the seven non-employee directors was 18,256, and the Company received a total of $120,188.48 in cash consideration for the shares.
     The Company has a Registration Statement on Form S-8 (Reg. No. 33-43166) covering the securities issuable under the Plan, but on the date the directors exercised their options, the Company was not current in its reporting obligations under the Securities Exchange Act of 1934 due to the delay in filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. As a result, the 18,256 shares of Common Stock issued to non-employee directors upon the exercise of their tandem options may be deemed to have been an issuance of unregistered securities in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933.
Item 6. Exhibits
(a)	Exhibits — see Index to Exhibits.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TBC CORPORATION

November 9, 2005	By /s/ Thomas W. Garvey

Thomas W. Garvey Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description

(2)	PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

2.1
Agreement and Plan of Merger, dated as of September 18, 2005, by and among TBC Corporation, Sumitomo Corporation of America and Traction Acquisition Corp, was filed as Exhibit 2.1 to the TBC Corporation Current Report on Form 8-K, dated September 19, 2005, and is incorporated herein by reference.

(10)	MATERIAL CONTRACTS

10.1	TBC Corporation 1989 Stock Incentive Plan, as amended and restated July 1, 2005, was filed as Exhibit 10.1 to the TBC Corporation Current Report on Form 8-K, dated July 1, 2005, and is incorporated herein by reference.

10.2	Resolutions establishing certain fees payable to directors of TBC Corporation, as adopted by the Board of Directors as of July 1, 2005, was filed as Exhibit 10.2 to the TBC Corporation Current Report on Form 8-K, dated July 1, 2005, and is incorporated herein by reference.

10.3	Agreement, dated as of September 18, 2005, between TBC Corporation and Lawrence C. Day, was filed as Exhibit 10.1 to the TBC Corporation Current Report on Form 8-K, dated September 18, 2005, and is incorporated herein by reference.

10.4	Agreement, dated as of September 18, 2005, between TBC Corporation and Kenneth P. Dick, was filed as Exhibit 10.2 to the TBC Corporation Current Report on Form 8-K, dated September 18, 2005, and is incorporated herein by reference.

10.5	Executive Employment Agreement, dated as of September 18, 2005, between TBC Corporation and William M. Potts, including as Exhibit A thereto the form of Trust Agreement, dated as of September 18, 2005, executed by TBC Corporation for the benefit of Mr. Potts, was filed as Exhibit 10.3 to the TBC Corporation Current Report on Form 8-K, dated September 18, 2005, and is incorporated herein by reference.

10.6	Agreement, dated as of September 18, 2005, between TBC Corporation and William M. Potts, was filed as Exhibit 10.4 to the TBC Corporation Current Report on Form 8-K, dated September 18, 2005, and is incorporated herein by reference.

10.7	Executive Employment Agreement, dated as of September 18, 2005, between TBC Corporation and J. Glen Gravatt, including as Exhibit A thereto the form of Trust Agreement, dated as of September 18, 2005, executed by TBC Corporation for the benefit of Mr. Gravatt, was filed as Exhibit 10.5 to the TBC Corporation Current Report on Form 8-K, dated September 18, 2005, and is incorporated herein by reference.

10.8	Agreement, dated as of September 18, 2005, between TBC Corporation and J. Glen Gravatt, was filed as Exhibit 10.6 to the TBC Corporation Current Report on Form 8-K, dated September 18, 2005, and is incorporated herein by reference.

10.9	Executive Employment Agreement, dated as of September 18, 2005, among TBC Corporation, Tire Kingdom, Inc., and Orland Wolford, including as Exhibit A thereto the form of Trust Agreement, dated as of September 18, 2005, executed by TBC Corporation for the benefit of Mr. Wolford, was filed as Exhibit 10.7 to the TBC Corporation Current Report on Form 8-K, dated September 18, 2005, and is incorporated herein by reference.

10.10	Agreement, dated as of September 18, 2005, between TBC Corporation and Orland Wolford, was filed as Exhibit 10.8 to the TBC Corporation Current Report on Form 8-K, dated September 18, 2005, and is incorporated herein by reference.

10.11	Executive Employment Agreement, dated as of September 18, 2005, between TBC Corporation and Erik R. Olsen, including as Exhibit A thereto the form of Trust Agreement, dated as of September 18, 2005, executed by TBC Corporation for the benefit of Mr. Olsen, was filed as Exhibit 10.9 to the TBC Corporation Current Report on Form 8-K, dated September 18, 2005, and is incorporated herein by reference.

10.12	Agreement, dated as of September 18, 2005, between TBC Corporation and Erik R. Olsen, was filed as Exhibit 10.10 to the TBC Corporation Current Report on Form 8-K, dated September 18, 2005, and is incorporated herein by reference.
     Management Contracts and Compensatory Plans or Arrangements
(31)	RULE 13a-14(a) / 15d-14(a) CERTIFICATIONS

31.1	Certification by Lawrence C. Day pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934*

31.2	Certification by Thomas W. Garvey pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934*

(32)	SECTION 1350 CERTIFICATIONS

32.1	Certification by Lawrence C. Day pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Thomas W. Garvey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.